Form 10-Q/A
period 1995-03-31
BAYWOOD INTERNATIONAL INC
filed 1996-05-13
CIK 806175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   FORM 10-Q/A


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

       FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
          March 31, 1995                                   33-10236


                           BAYWOOD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


           Nevada                                          77-0125664
(state of other jurisdiction of                        (I.R.S. Employer's
  incorporation or organization)                         Identification Number)


                         14950 North 83rd Place, Suite 1
                            Scottsdale, Arizona 85260
                      (Address principal office) (Zip Code)


        Registrant's telephone number, including area code: (602)951-3956


           Securities registered pursuant to Section 12(b) of the Act:
                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                          $.001 par value common stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934
      during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X   NO
                                      ---     ---

  As of March, 31 1995, there were 12,815,357 shares of Baywood International,
                Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX

                                                                               PAGE
                                                                               ----
SUMMARY OF CHANGES FILED WITH FORM 10-Q/A                                        3

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

     Balance Sheets as of March 31, 1995 and December 31, 1994                   4

     Statements of Operations for the three months ended March 31, 1995
     and 1994                                                                    5

     Statements of Cash Flows for the three months ended March 31, 1995
     and 1994                                                                    6

     Statement of Information Furnished                                          7

   Item 2 - Management's Discussion and Analysis or Plan of Operation            8

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                                    9

   Item 2 - Changes in Securities                                                9

   Item 3 - Defaults Upon Senior Securities                                      9

   Item 4 - Submission of Matters to a Vote of Security Holders                  9

   Item 5 - Other Information                                                    9

   Item 6 - Exhibits and Reports on Form 8-K                                     9

   SIGNATURES                                                                    10

                           BAYWOOD INTERNATIONAL, INC.

                    SUMMARY OF CHANGES FILED WITH FORM 10-Q/A

                      FOR THE QUARTER ENDED MARCH 31, 1995

         The Company is amending Form 10-Q for the quarter ended March 31, 1995 as previously filed due to adjustments on income statement accounts and prior period adjustments that affected the opening balances of intangibles assets, accumulated amortization, retained earnings, accounts receivable and inventory. These adjustments resulted from the audit of the annual financial statements for the year ended December 31, 1995 by the Company's independent accountants. As previously reported, net income was $83,572. The effect of these adjustments resulted in a net loss of $592,056 for the quarter ended March 31, 1995.

                         BAYWOOD INTERNATIONAL, INC.
                        PART I - FINANCIAL INFORMATION
                                BALANCE SHEET
                                  UNAUDITED

                                     ASSETS
                                                  March 31, 1995   December 31, 1994
                                                  --------------   -----------------
                                                   (as restated)     (as restated)
CURRENT ASSETS
   Cash                                           $    13,818       $   254,867
   Accounts receivable (net of allowance)              35,334             8,936
   Inventories (net of reserve)                       321,226           227,887
   Current portion of related party receivable         16,896            16,896
   Interest receivable                                 13,654             9,102
   Prepaid expenses and other current assets            3,822             2,000
                                                   ----------       -----------
      TOTAL CURRENT ASSETS                            404,750           519,688
                                                   ----------       -----------
PROPERTY & EQUIPMENT
   Furniture, fixtures, computers and equipment
     (net of accumulated depreciation)                 77,830            83,715
                                                   ----------       -----------
OTHER ASSETS
   Long-term related party receivable                 165,151           165,151
   Contracts & marketing rights
     (net of accumulated amortization)                346,806           350,296
   Formulas & product lines
     (net of accumulated amortization)                346,806           350,295
                                                   ----------       -----------
     TOTAL OTHER ASSETS                               858,763           865,742
                                                   ----------       -----------
          TOTAL ASSETS                            $ 1,341,343       $ 1,469,145
                                                  ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities        $  144,989       $   186,407
   Notes payable                                      975,000         1,000,000
   Accrued interest                                    40,800            44,991
                                                   ----------        ----------
     TOTAL CURRENT LIABILITIES                      1,160,789         1,231,398
                                                   ----------        ----------
STOCKHOLDERS' EQUITY
   Preferred Stock, $1 par value,
    10,000,000 shares authorized, 1,210,500
    shares issued and outstanding                   1,210,500         1,210,500
   Common stock, $.001 par value, 50,000,000
    shares authorized, 12,815,357 shares
    issued and outstanding at March 31, 1995           12,815            12,539
   Additional paid-in capital                       3,418,660         2,821,573
   Treasury stock at cost                             (62,500)              -
   Accumulated deficit                             (4,398,921)       (3,806,865)
                                                  -----------        ----------
     TOTAL STOCKHOLDERS' EQUITY                       180,554           237,747
                                                   -----------       ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,341,343        $1,469,145
                                                   ==========        ==========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                           3 months ended March 31,
                                                              1995           1994
                                                         -------------   ------------
                                                         (as restated)
NET SALES                                                 $   162,922     $ 1,314,828

COST OF SALES                                                 112,529         691,494
                                                          -----------     -----------
   Gross profit                                                50,393         623,334
                                                          -----------     -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Marketing expenses                                         158,582         264,443
   General and administrative expenses                        384,129         123,603
   Depreciation and amortization                               13,631          58,955
                                                          -----------     -----------
     Total selling, general and administrative expenses       556,342         447,001
                                                          -----------     -----------
        Operating profit (loss)                              (505,949)        176,333
                                                          -----------     -----------
OTHER INCOME (EXPENSE)
   Interest income                                              4,340             731
   Interest expense                                          (105,563)        (12,500)
                                                          -----------     -----------
     Total other (expense)                                   (101,223)        (11,769)
                                                          -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM     (607,172)        164,564

PROVISION FOR INCOME TAXES                                        -               -
                                                          -----------     -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      (607,172)        164,564

EXTRAORDINARY GAIN:  EXTINGUISHMENT OF DEBT                    15,116             -
                                                          -----------     -----------

NET INCOME (LOSS)                                         $  (592,056)    $   164,564
                                                          ===========     ===========
INCOME (LOSS) PER COMMON SHARE:
   Before extraordinary item                              $    (0.046)    $     0.014
   Extraordinary item                                           0.001             -
                                                          -----------     -----------
NET INCOME (LOSS) PER COMMON SHARE                        $    (0.045)    $     0.014
                                                          ===========     ===========

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING              13,088,163      12,038,024
                                                          ===========     ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                          3 months ended March 31,
                                                                              1995           1994
                                                                         -------------    ---------
                                                                         (as restated)
OPERATING ACTIVITIES:
  Net income (loss)                                                      $(592,056)    $ 164,564
  Adjustments to reconcile net income (loss) to cash used in operating activities:
      Depreciation and amortization                                         13,631        58,955
      Issuance of common stock as payment for services performed           597,362        46,354
      Extraordinary gain on extinguishment of debt                         (15,116)          -
      Common stock issued as payment for interest on notes payable          14,351           -
      Changes in assets and liabilities:
        (Increase) in accounts receivable                                  (17,299)     (108,667)
        (Increase) in interest receivable                                  (13,653)         (731)
        (Increase) in inventory                                            (93,339)      (24,528)
        (Increase) in prepaid expenses                                      (1,822)      (16,667)
        (Decrease) in interest payable                                      (4,191)          -
        Increase (decrease) in accounts payable and accrued liabilities    (41,418)      274,360
                                                                         ---------     ---------
                 Net cash used in operating activities                    (153,550)      393,640
                                                                         ---------     ---------

INVESTING ACTIVITIES:
  Purchase of furniture, computers and equipment                              -          (5,233)
                                                                        ---------     ---------
                 Net cash used by investing activities                        -          (5,233)
                                                                        ---------     ---------
FINANCING ACTIVITIES:
  Purchase of treasury stock                                               (62,500)          -
  Principal payments on notes payable                                      (25,000)          -
                                                                        ----------     ---------
                 Net cash provided (used) by financing activities          (87,500)          -
                                                                         ---------     ---------
CASH (USED) PROVIDED DURING PERIOD                                        (241,050)      388,407
CASH, BEGINNING OF PERIOD                                                  254,868       215,800
                                                                         =========     =========
CASH, END OF PERIOD                                                      $  13,818     $ 604,207
                                                                         =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                            $  15,000     $     -

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of notes payable with common stock                          $ 100,000     $     -

                           BAYWOOD INTERNATIONAL, INC.

STATEMENT OF INFORMATION FURNISHED

         The accompanying financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994 and the cash flows for the three months ended March 31, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10-K.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1994 Annual Report on Form 10-K.

                           BAYWOOD INTERNATIONAL, INC.

Item 2 - Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

         Revenues for the first quarter of 1995 decreased to $162,922 from $1,314,828, a decrease of $1,151,906 or 87.6% from the same period last year. The decrease in net sales is mainly attributable to the loss of one major customer in Europe who discontinued the purchase of the Company's product and began manufacturing the product overseas in the beginning of 1995. The Company is currently involved in a claim against this customer for breach of contract regarding the manufacture and use of the Company's proprietary formula. The Company believes the decrease in sales is not indicative of future performance or customer retention.

         Gross margins decreased 16.5% during the first quarter in 1995 due to lower margins on the aloe vera based product shipped to the Far East of 41% and the private labeled sports nutrition shipped domestically of 25%.

         Marketing expenses decreased by $105,861 or 40% for the first quarter of 1995 compared to the same period in 1994 due mainly to lower sales commissions on sales volume. Marketing was higher in the first quarter of 1994 as compared to the following quarters in 1994 and the first quarter of 1995.

         General and administrative expenses increased $260,526 or 210.8% for the first quarter of 1995 compared to the same period in 1994. Depreciation and amortization expense was $13,631 for the first three months of 1995, a decrease of $45,324 from the same period last year. Due to write downs of the Company's intangible assets, amortization expense substantially decreased.

         The net effect of expenses on other income and expenses increased 760.1% from $(11,769) to $(101,223) for the three months ended March 31, 1995 and 1994, respectively. This change is attributed to the cash and stock portion of interest on notes payable which increased in the last six months of 1994 from new financing of short-term notes with lenders at interest between 10% and 12%. Net loss for the three month period ended March 31, 1995 was $(592,056) or $(.045) per common share compared to $164,564 or $.014 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1995, the Company still was seeking a capital injection in excess of $2,000,000 to fund marketing and inventory of new products in the cholesterol reduction and skin care product lines as well as the repayment of short-term notes due within one year. With the onset of increasing demand of new private labeled products, this amount of capital is essential to continue to supply the market.

OTHER INFORMATION

         The majority of the Company's interest revenue was generated by the interest due from contracts with the sale of the right to distribute the products in the Aurore-B Line to Royal Products, Inc.

         Due to losses incurred and loss carryforwards, no provision for income taxes is necessary.

         The Company recognizes that its business in natural products in the private label industry may be at risk because Baywood International, Inc. is a small company that competes against better known companies with large advertising and marketing budgets and having substantially greater sales volume and financial resources.

                           BAYWOOD INTERNATIONAL, INC.

CAPITAL EXPENDITURES

         During the three months ended March 31, 1995, the Company had not incurred any expenditures for property and equipment.

         The Company neither anticipates any significant capital expenditures nor are material capital expenditures required to meet expected growth.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYWOOD INTERNATIONAL, INC.
(Registrant)


May 10, 1996




/s/  Georgia Aadland
- - -------------------------------
Georgia Aadland
Vice President of Operations,
Treasurer and Secretary
Principal Accounting Officer