Form 10QSB
period 1996-03-31
BAYWOOD INTERNATIONAL INC
filed 1996-05-13
CIK 806175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934



       FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
          March 31, 1996                                  33-10236


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


         Nevada                                        77-0125664
(state of other jurisdiction of                    (I.R.S. Employer's
  incorporation or organization)                      Identification Number)



                         14950 North 83rd Place, Suite 1
                            Scottsdale, Arizona 85260
                    (Address of principal office) (Zip code)


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

As of March, 31 1996, there were 14,661,468 shares of Baywood International,
                Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

      Balance Sheet as of March 31, 1996                                      3

      Statements of Operations for the three months ended March 31, 1996
      and 1995                                                                4

      Statements of Cash Flows for the three months ended March 31, 1996
      and 1995                                                                5

      Statement of Information Furnished                                      6

    Item 2 - Management's Discussion and Analysis or Plan of Operation      7-8

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                9

    Item 2 - Changes in Securities                                            9

    Item 3 - Defaults Upon Senior Securities                                  9

    Item 4 - Submission of Matters to a Vote of Security Holders              9

    Item 5 - Other Information                                                9

    Item 6 - Exhibits and Reports on Form 8-K                                 9

    SIGNATURES                                                                9

                           BAYWOOD INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                                  BALANCE SHEET

                                     ASSETS
                                                        March 31, 1996
                                                        --------------
                                                           UNAUDITED
CURRENT ASSETS
   Cash                                                  $    46,791
   Accounts receivable (net of allowance)                    186,748
   Inventories (net of reserve)                              237,962
   Current portion of related party receivable                18,259
   Interest receivable                                        12,386
   Prepaid expenses and other current assets                   5,518
                                                         -----------
      TOTAL CURRENT ASSETS                                   507,664
                                                         -----------
PROPERTY & EQUIPMENT
   Furniture, fixtures, computers and equipment
     (net of accumulated depreciation of $72,592)             55,176
                                                         -----------

OTHER ASSETS
   Long-term related party receivable                        146,891
   Contracts & marketing rights
     (net of accumulated amortization of $45,699)            109,201
   Formulas & product lines
     (net of accumulated amortization of $45,699)            109,201
                                                         -----------
     TOTAL OTHER ASSETS                                      365,293
                                                         -----------
           TOTAL ASSETS                                  $   928,133
                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued liabilities             $   581,207
   Notes payable                                            482,000
   Accrued interest                                         139,391
                                                        -----------
     TOTAL CURRENT LIABILITIES                            1,202,598
                                                        -----------
STOCKHOLDERS' DEFICIT
   Preferred Stock, $1 par value,
    10,000,000 shares authorized, 1,210,500
    shares issued and outstanding                         1,210,500
   Common stock, $.001 par value, 50,000,000
    shares authorized, 14,661,468 shares
    issued and outstanding                                   14,662
   Additional paid-in capital                             5,021,394
   Treasury stock at cost                                   (62,500)
   Accumulated deficit                                   (6,458,521)
                                                        -----------
     TOTAL STOCKHOLDERS' DEFICIT                           (274,465)
                                                        -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $   928,133
                                                        ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                             3 months ended March 31,
                                                               1996            1995
                                                           ------------    ------------
                                                                           (as restated)
NET SALES                                                 $    784,527    $    162,922

COST OF SALES                                                  472,232         112,529
                                                          ------------    ------------
   Gross profit                                                312,295          50,393
                                                          ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Marketing expenses                                          134,293         158,582
   General and administrative expenses                         104,739         384,129
   Depreciation and amortization                                12,909          13,631
                                                          ------------    ------------
     Total selling, general and administrative expenses        251,941         556,342
                                                          ------------    ------------
        Operating profit (loss)                                 60,354        (505,949)
                                                          ------------    ------------
OTHER INCOME (EXPENSE)
   Interest income                                               4,140           4,340
   Miscellaneous expense                                           (75)           -
   Miscellaneous income                                         17,038            -
   Interest expense                                            (21,717)       (105,563)
                                                          ------------    ------------
     Total other (expense)                                        (614)       (101,223)
                                                          ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM        59,740        (607,172)

PROVISION FOR INCOME TAXES                                        -               -
                                                          ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         59,740        (607,172)

EXTRAORDINARY GAIN:  EXTINGUISHMENT OF DEBT                       -             15,116
                                                          ------------    ------------

NET INCOME (LOSS)                                         $     59,740    $   (592,056)
                                                          ============    ============
INCOME (LOSS) PER COMMON SHARE:
   Before extraordinary item                              $      0.004    $     (0.046)
   Extraordinary item                                             -              0.001
                                                          ------------    ------------
NET INCOME (LOSS) PER COMMON SHARE                        $      0.004    $     (0.045)
                                                          ============    ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING               14,661,468      13,088,163
                                                          ============    ============

                          BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                    3 months ended March 31,
                                                                      1996          1995
                                                                    ---------   -----------
OPERATING ACTIVITIES:                                                         (as restated)
  Net incom(loss)                                                    $59,740    $(592,056)
  Adjustments to reconcile net income (loss) to cash used in operating activities:
      Depreciation and amortization                                   12,909       13,631
      Issuance of common stock as payment for services performed         -        597,362
      Extraordinary gain on extinguishment of debt                       -        (15,116)
      Common stock issued as payment for interest on notes payable       -         14,351
      Changes in assets and liabilities:
         (Increase) in accounts receivable                          (151,961)     (17,299)
         (Increase) in interest receivable                            (4,128)     (13,653)
         (Increase) in inventory                                      (7,309)     (93,339)
         (Increase) in prepaid expenses                               (2,396)      (1,822)
         (Decrease) in interest payable                               (2,283)      (4,191)
         (Decrease) in customer deposits                             (16,140)         -
         Increase (decrease) in accounts payable and
           accrued liabilities                                         1,661      (41,418)
                                                                   ---------    ---------
              Net cash used in operating activities                 (109,907)    (153,550)
                                                                   ---------    ---------
INVESTING ACTIVITIES:
 Purchase of furniture, computers and equipment                       (1,011)         -
                                                                    ---------    ---------
              Net cash used by investing activities                   (1,011)         -
                                                                    ---------    ---------
FINANCING ACTIVITIES:
  Purchase of treasury stock                                              -        (62,500)
  Proceeds from notes payable                                          50,000          -
  Principal payments on notes payable                                     -        (25,000)
                                                                    ---------    ---------
              Net cash provided (used) by financing activities         50,000      (87,500)
                                                                    ---------    ---------

CASH (USED) PROVIDED DURING PERIOD                                    (60,918)    (241,050)
CASH, BEGINNING OF PERIOD                                             107,709      254,868
                                                                    =========    =========
CASH, END OF PERIOD                                                 $  46,791    $  13,818
                                                                    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
      Interest                                                      $  24,000    $  15,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of notes payable with common stock                     $     -      $ 100,000

                           BAYWOOD INTERNATIONAL, INC.

STATEMENT OF INFORMATION FURNISHED

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995 and the cash flows for the three months ended March 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-KSB.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1995 Annual Report on Form 10-KSB.

                           BAYWOOD INTERNATIONAL, INC.



Item 2 - Management's Discussion and Analysis or Plan of Operation

GENERAL

         Since inception, the Company has directed most of its efforts on international business and has established distribution or registration of its products into network marketing, retail or wholesale companies in the Pacific Rim, Europe and South America. Products that are not necessarily new to the market such as aloe based products, bee pollen, royal jelly and propolis are the types that have generated particular interest mostly in the Pacific Rim. Establishing distribution domestically into chain drug stores, grocery chains, network marketing companies and warehouse distributors in the United States is a major part of the Company's marketing strategy. The Company feels that the domestic market is potentially very lucrative and although the Company views this market as very challenging due to its competitive nature, it feels confident it can open distribution with new, natural products for different applications.

         The Company concentrates on increasing profits by expanding sales volume while containing or reducing costs since growth opportunities in the Company's markets are driven by volume increases rather than price increases. The Company's cost reduction efforts will be driven by economies of scale and out-sourcing of components of the production items supplied to the manufacturer, such as packaging, labels and labor. The Company is continually focusing on new and innovative products to establish widespread distribution domestically and to consistently provide overseas customers with leading products.

RESULTS OF OPERATIONS

         Net sales for the three months ended March 31, 1996 were $784,527 compared to net sales of $162,922 for the same period last year, an increase of 382%. The increase in net sales is mainly attributable to higher volumes of aloe based product sold to one major customer in the Pacific Rim. International sales for the three months ended March 31, 1996 represented 98.2% of the Company's sales compared to 60.2% for the same period last year. Distribution of the nutrition and dietary line remains as the main source of revenue for first three months of 1996. Due to high demand for nutrition and dietary products both domestically and internationally for health and well being, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the three months ended March 31, 1996 was 39.8% compared to 30.9% for the same period last year, an increase of 8.9%. More volume of aloe based product sold in the Pacific Rim in the three months ended March 31, 1996 compared to lower volumes of a mix of products with lower margins during the same period last year was the factor in the increase.

         Marketing, general and administrative expenses for the three months ended March 31, 1996 were $239,032 or 30.5% of net sales, compared to $542,711 or 333% of net sales for the same period last year, a decrease of 56%. The decrease is primarily due to significant expenses incurred in the first quarter of 1995 for consultants for which the Company incurred no expense in the first three months of 1996. Sales commissions of $81,053 were the largest portion of marketing expenses. In addition to higher volumes, the Company initiated certain cost reduction programs which have been instrumental in the profitability for the first quarter of 1996.

         Net income before income taxes and extraordinary item for the three months ended March 31, 1996 was $59,740 compared to $(607,172) for the same period in 1995. An extraordinary gain of $15,116 was recorded in the first three months of 1995 for extinguishment of debt through the issuance of common stock.

                           BAYWOOD INTERNATIONAL, INC.

         Net income tax for March 31, 1996 was zero. Current income tax provision of $28,000 was offset by an equal deferred income tax benefit representing utilization of operating loss carryforwards.

OTHER INFORMATION

         Interest Expense on notes payable for the three months ended March 31, 1996 was $21,717 compared to $105,563 for the same period last year, a decrease of $83,846 due the value of common stock issued or to be issued as inducements to third parties to lend to the Company. The overall reduction in these notes which involve equity inducements has decreased interest expense for the first quarter of 1996. The balance of notes payable at March 31, 1996 was $482,000.

         The majority of the Company's interest revenue was generated by the interest due from contracts with the sale of the right to distribute and use the products in the Aurore-B Line to Royal Products, Inc.

CAPITAL EXPENDITURES

         During the three months ended March 31, 1996, the Company had not incurred any material expenditures for property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

         As of the three months ended March 31, 1996, the Company had $507,664 in current assets of which $46,791 was cash. Total current liabilities for the same period totalled $1,202,598 of which $482,000 consisted of notes payable with current maturities. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company believes that as it increases its sales volume, liquidity will improve greatly. Sales terms generally include a 50% deposit at the time of the order and the balance prior to shipment. Current notes payable are due within the first six months of 1996. The Company has negotiated an $800,000 cash infusion in exchange for common and preferred stock in April 1996. Funds will be used to pay off notes payable and reduce accounts payable. The Company believes this funding will be adequate to provide for growth in 1996 in addition to expected higher sales volume and reduced expenses. The Company was required to extend due dates on notes payable and considers itself in good standing with its noteholders.

         The Company neither anticipates any significant capital expenditures nor are material capital expenditures required to meet expected growth.

         The Company may require additional capital and may attempt to raise capital through the sale of preferred and common stock and through private placements in the short and long term. The Company may continue to obtain financing through loans.

         Subsequent to March 31, 1996 on April 11, 1996, the Company agreed to issue 1,466,147 common shares, representing 10% of the outstanding shares of the Company as of December 31, 1995, and 800,000 preferred shares for $800,000, in a private placement to Linda Lee, an independent investor and citizen of Hong Kong. The funds under this private placement were received by the Company on May 2, 1996. The rights and limitations of the preferred shares held by Lee include the right to convert the preferred shares to common stock or redeem the shares for cash on April 11, 1997, provided that certain conditions are met regarding the average share price of the Company's common shares.

                           BAYWOOD INTERNATIONAL, INC.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None, other than the matters previously reported under Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Item 2 - Changes in Securities

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         On April 18, 1996, the Board of Directors approved the following changes in the Company's management and, pursuant to Article II, section 2 of the Bylaws, filled two vacancies in the Board of Directors:

NAME              PRIOR POSITION(S) HELD               CURRENT POSITION(S)
Harvey Turner     None                                 Chairman of the Board,
                                                       President & C.E.O. (1)
John A. Shannon   Chairman of the Board of Directors   Vice-Chairman
Karl H. Rullich   Director, President, C.E.O. and      Director
                  Treasurer
Georgia Aadland   Director and Corporate Secretary     Director, Vice-President
                                                       Operations, Secretary and
                                                       Treasurer
Linda Lee         None                                 Director

(1) Mr. Harvey J. Turner was elected as a director and Chairman of the Board of Directors of the Company on April 19, 1996. He was also appointed President and Chief Executive Officer on the same date. Prior to his election and appointment, Mr. Turner acted as a consultant to the prior Chairman of the Board, John A. Shannon, from January to April 1996. Since 1985, he has also been the President of Turner Realty and Investments, a consulting and commercial real estate firm. From November 1993 to April 1996 he served as Executive Vice President of Action Performance Companies, Inc. a Tempe, Arizona automobile die casting company. He served as Executive Vice of Carefree Leisure Products, a Tempe, Arizona spa manufacturing company, from November 1980 to November 1985. Mr. Turner also has over 25 years of retail industry experience serving companies such as May Department Stores, Yankee Department Stores and Paddock Pool & Casual World with responsibilities ranging from merchandising, purchasing and operations to executive management. He holds a Bachelors degree in business from Washington University at St. Louis, Missouri. Mr. Turner resides in Scottsdale, Arizona.

Item 6 - Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYWOOD INTERNATIONAL, INC.
(Registrant)




/s/  Harvey Turner                            Date:  May 10, 1996
- - ----------------------------
Harvey Turner
Chairman, President & C.E.O.




/s/  Georgia Aadland                          Date:  May 10, 1996
- - ----------------------------
Georgia Aadland
Secretary, Vice-President of Operations,
Treasurer Principal Accounting Officer