Form 10QSB
period 1996-06-30
BAYWOOD INTERNATIONAL INC
filed 1996-08-06
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


            FOR THE QUARTER ENDED                COMMISSION FILE NUMBER
            ---------------------                ----------------------
                June 30, 1996                           33-10236



                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


                     Nevada                                     77-0125664
(state or other jurisdiction of incorporation or            (I.R.S. Employer
                  organization)                           Identification Number)

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
                                   YES X   NO
                                      ---    ---
    As of June 30 1996, there were 17,220,615  shares of Baywood  International,
      Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX
                                      -----

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance Sheet as of June 30, 1996                                                3

         Statements of Operations for the three and six months ended June 30, 1996
         and 1995                                                                         4

         Statements of Cash Flows for the three and six months ended June 30, 1996
         and 1995                                                                         5

         Statement of Information Furnished                                               6

     Item 2 - Management's Discussion and Analysis or Plan of Operation                  7-9


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                          10

     Item 2 - Changes in Securities                                                      10

     Item 3 - Defaults Upon Senior Securities                                            10

     Item 4 - Submission of Matters to a Vote of Security Holders                        10

     Item 5 - Other Information                                                          10

     Item 6 - Exhibits and Reports on Form 8-K                                           10

     SIGNATURES                                                                          11

                           BAYWOOD INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------
                                                                              June 30, 1996
                                                                              -------------
CURRENT ASSETS                                                                   UNAUDITED
      Cash                                                                    $   384,364
      Accounts receivable (net of allowance)                                      301,727
      Inventories (net of reserve)                                                177,982
      Current portion of related party receivable                                  18,260
      Interest receivable                                                          16,515
      Prepaid expenses and other current assets                                    11,957
                                                                              -------------
            Total current assets                                                  910,805
                                                                              -------------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation of $74,049)                            47,671
                                                                              -------------

OTHER ASSETS
      Long-term related party receivable                                           146,891
      Contracts & marketing rights
            (net of accumulated amortization of $49,572)                           105,328
      Formulas & product lines
            (net of accumulated amortization of $49,572)                           105,328
                                                                              -------------
            Total other assets                                                     357,547
                                                                              -------------
                  Total assets                                                $  1,316,023
                                                                              =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                $    503,715
      Accrued interest                                                             126,780
                                                                              -------------
            Total current liabilities                                              630,495
                                                                              -------------

REDEEMABLE PREFERRED STOCK                                                         800,000

STOCKHOLDERS' EQUITY
      Preferred Stock, $1 par value,
         10,000,000 shares authorized, 1,017,500
         shares issued and outstanding                                             217,500
      Common stock, $.001 par value, 50,000,000
         shares authorized, 17,220,615 shares
         issued and outstanding                                                     17,221
      Additional paid-in capital                                                 5,929,205
      Treasury stock at cost                                                       (62,500)
      Accumulated deficit                                                       (6,215,898)
                                                                              -------------
            Total stockholders' equity                                             685,528
                                                                              -------------
                  Total liabilities and stockholders' equity                  $  1,316,023
                                                                              =============

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                    UNAUDITED

                                                                      3 months ended June 30,       6 months ended June 30,
                                                                      1996            1995            1996           1995
                                                                 --------------  --------------- -------------- --------------
                                                                                  (as restated)                  (as restated)
NET SALES                                                        $   1,229,343   $     575,722   $  2,013,870   $    738,644

COST OF SALES                                                          746,312         348,906      1,218,544        461,435
                                                                 --------------  --------------- -------------- --------------
      Gross profit                                                     483,031         226,816        795,326        277,209
                                                                 --------------  --------------- -------------- --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                               144,521         288,445        278,813        447,028
      General and administrative expenses                              152,041         292,514        256,780        676,642
      Depreciation and amortization                                     12,909          13,631         25,819         27,262
                                                                 --------------  --------------- -------------- --------------
            Total selling, general and administrative expenses         309,471         594,590        561,412      1,150,932
                                                                 --------------  --------------- -------------- --------------
                  Operating profit (loss)                              173,560        (367,774)       233,914       (873,723)
                                                                 --------------  --------------- -------------- --------------

OTHER INCOME (EXPENSE)
      Interest income                                                    5,710           4,340          9,850          8,680
      Miscellaneous expense                                             (1,011)            -           (1,086)           -
      Miscellaneous income                                              71,083             264         88,121            264
      Interest expense                                                  (6,720)       (113,790)       (28,438)      (219,353)
                                                                 --------------  --------------- -------------- --------------
            Total other income (expense)                                69,062        (109,186)        68,447       (210,409)
                                                                 --------------  --------------- -------------- --------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                  242,622        (476,960)       302,361     (1,084,132)

PROVISION FOR INCOME TAXES                                                 -               -              -              -
                                                                 --------------  --------------- -------------- --------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                242,622        (476,960)       302,361     (1,084,132)

EXTRAORDINARY GAIN:
   EXTINGUISHMENT OF DEBT                                                  -            61,626            -           76,742
                                                                 --------------  --------------- -------------- --------------

NET INCOME (LOSS)                                                $     242,622   $    (415,334)  $    302,361   $ (1,007,390)
                                                                 ==============  =============== ============== ==============

INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE:
      Before extraordinary item                                  $       0.015   $      (0.038)  $      0.020   $     (0.085)
      Extraordinary item                                                   -             0.005            -            0.006
                                                                 --------------  --------------- -------------- --------------
NET INCOME (LOSS)                                                $       0.015   $      (0.033)  $      0.020   $     (0.079)
                                                                 ==============  =============== ============== ==============

INCOME (LOSS) PER COMMON SHARE -
   ASSUMING FULL DILUTION:
      Before extraordinary item                                  $       0.014   $      (0.032)  $      0.017   $     (0.070)
      Extraordinary item                                                   -             0.004            -            0.005
                                                                 --------------  --------------- -------------- --------------
NET INCOME (LOSS)                                                $       0.014   $      (0.028)  $      0.017   $     (0.065)
                                                                 ==============  =============== ============== ==============

WEIGHTED AVERAGE OF COMMON SHARES
   OUTSTANDING                                                      16,315,642      12,439,482     15,488,555     12,739,130
                                                                 ==============  =============== ============== ==============

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                    UNAUDITED

                                                                            3 months ended June 30,      6 months ended June 30,
                                                                             1996          1995            1996           1995
                                                                         ------------- -------------  -------------- -------------
OPERATING ACTIVITIES:                                                                   (as restated)                (as restated)
  Net income (loss)                                                      $    242,622  $  (415,334)   $    302,361    $(1,007,390)
  Adjustments  to  reconcile  net  income  (loss) to cash used in operating activities:
       Depreciation and amortization                                           12,909       13,631          25,819         27,262
       Issuance of common stock as payment for services performed                 -         41,966             -          330,328
       Extraordinary gain on extinguishment of debt                               -        (61,626)            -          (76,742)
       Loss on sale of computers and equipment                                  1,062          -             1,062            -
       Inventory writedown for samples and shrinkage                           19,711          -            19,711            -
       Common stock accrued for interest on notes payable                         686      108,870           8,603        211,953
       Common stock issued as payment on notes payable                            -            -               -          100,000
       Changes in assets and liabilities:
          (Increase) in accounts receivable                                  (114,979)    (103,198)       (266,940)      (129,596)
          (Increase) in interest receivable                                    (4,129)      (4,551)         (8,257)        (9,103)
          (Increase) decrease in inventory                                     40,268      (95,347)         32,959       (188,686)
          (Increase) decrease in prepaid expenses                              (6,439)         700          (8,835)        (1,122)
          Increase (decrease) in interest payable                             (13,297)      27,900         (23,496)        39,633
          (Decrease) in customer deposits                                         -            -           (16,140)           -
          Increase (decrease) in accounts payable and accrued liabilities     (77,492)     311,835         (75,832)       274,760
                                                                         ------------- -------------  -------------- -------------
                      Net cash (used) provided in operating activities        100,922     (175,154)         (8,985)      (428,703)
                                                                         ------------- -------------  -------------- -------------

INVESTING ACTIVITIES:
  Sale of computers and equipment                                               1,280          -             1,280            -
  Purchase of furniture, computers and equipment                                  -         (2,000)         (1,011)        (2,000)
                                                                         ------------- -------------  -------------- -------------
                      Net cash (used) provided by investing activities          1,280       (2,000)            269         (2,000)
                                                                         ------------- -------------  -------------- -------------

FINANCING ACTIVITIES:
  Issuance of common and preferred stock for cash                             800,000      222,222         800,000         222,222
  Fees paid in connection with offering of common and preferred stock         (82,629)         -           (82,629)            -
  Purchase of treasury stock                                                      -            -               -          (62,500)
  Proceeds from notes payable                                                     -        180,000          50,000        480,000
  Principal payments on notes payable                                        (482,000)    (175,000)       (482,000)      (400,000)
                                                                         ------------- -------------  -------------- -------------
                      Net cash provided by financing activities               235,371      227,222         285,371        239,722
                                                                         ------------- -------------  -------------- -------------

CASH (USED) PROVIDED DURING PERIOD                                            337,573       50,068         276,655       (190,981)
CASH, BEGINNING OF PERIOD                                                      46,791       13,818         107,709        254,867
                                                                         ============= =============  ============== =============
CASH, END OF PERIOD                                                      $    384,364  $    63,886    $    384,364   $     63,886
                                                                         ============= =============  ============== =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
        Interest                                                         $     14,126  $    46,200    $     38,126   $     61,200

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of notes payable with common stock                          $        - $          -      $        -     $    100,000

                           BAYWOOD INTERNATIONAL, INC.

Statement of Information Furnished

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and the cash flows for the three and six months ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-KSB.

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

                           BAYWOOD INTERNATIONAL, INC.


Item 2 - Management's Discussion and Analysis or Plan of Operation
- ------------------------------------------------------------------

General

         Since inception, the Company has directed most of its efforts on international business and has established distribution or registration of its products into network marketing, retail or wholesale companies in the Pacific Rim, Europe and South America. Products that are not necessarily new to the market such as aloe based products, bee pollen, royal jelly and propolis are the types that have generated particular interest mostly in the Pacific Rim. Most of the Company's sales are generated from the Pacific Rim. Establishing distribution domestically into chain drug stores, grocery chains, network marketing companies and warehouse distributors in the United States is a major part of the Company's marketing strategy. The Company feels that the domestic market is potentially very lucrative and although the Company views this market as very challenging due to its competitive nature, it feels confident it can open distribution with new, natural products for different applications.

         The Company concentrates on increasing profits by expanding sales volume while containing or reducing costs since growth opportunities in the Company's markets are driven by volume increases rather than price increases. The Company's cost reduction efforts will be driven by economies of scale and out-sourcing of components of the production items supplied to the manufacturer, such as packaging, labels and labor. Given the nature of the Company as a sales and marketing organization, recent cost reduction efforts during 1996 have focused on eliminating any unproductive overhead and bringing fixed operating expenses to minimum necessary levels. The Company is continually focusing on new and innovative products to establish widespread distribution domestically and to consistently provide overseas customers with leading products.

Results of Operations

         Net sales for the three and six months ended June 30, 1996 were $1,229,343 and $2,013,870, respectively, compared to net sales of $575,722 and $738,644 for the same period last year, an increase of 113.5% and 172.6%, respectively. The increase in net sales is mainly attributable to higher volumes of aloe based product sold to one major customer in the Pacific Rim. International sales for the six months ended June 30, 1996 represented 97.6% of the Company's sales compared to 84.1% for the same period last year. Distribution of the nutrition and dietary line remains as the main source of revenue for the first six months of 1996, amounting to 94% of net sales. Due to high demand for nutrition and dietary products both domestically and internationally for health and well being, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the six months ended June 30, 1996 was 39.5% compared to 37.5% for the same period last year, an increase of 2%. More volume and consistent distribution of aloe based product sold in the Pacific Rim in the six months ended June 30, 1996 compared to lower volumes of a mix of products with lower margins during the same period last year were the factors in the increase.

         Selling, general and administrative expenses for the three and six months ended June 30, 1996 were $309,471 or 25.2% of net sales and $561,412 or 27.9% of net sales, respectively, compared to

                           BAYWOOD INTERNATIONAL, INC.


$594,590  or  103.3%  of net  sales  and  $1,150,932  or  155.8%  of net  sales, respectively, for the same periods last year. This represents an overall decrease of 51.2%. This decrease is primarily due to significant expenses incurred in the first quarter of 1995 for consultants for which the Company incurred no recurring expense for the first six months of 1996. Sales commissions of $171,960 were the largest portion of selling, general and administrative expenses, representing 8.5% of net sales. Sales commissions as a percentage of net sales remained comparable to the same period last year, ranging from 7% to 9%. In addition to higher volumes, the Company initiated certain cost reduction programs which have been instrumental in the profitability for the first and second quarters of 1996.

         Net income before income taxes and extraordinary item for the three and six months ended June 30, 1996 was $242,622 and $302,361, respectively, compared to a net loss of $(476,960) and $(1,084,132), respectively for the same periods in 1995. An extraordinary gain of $76,742 was recorded in the first six months of 1995 for extinguishment of debt through the issuance of common stock. There were no extraordinary gains or losses for the six months ended June 30, 1996.

         Net income tax for the three and six months ended June 30, 1996 was zero. Current income tax provisions of $93,000 and $113,000 for the three and six months ended June 30, 1996, respectively, were offset by equal deferred income tax benefits representing utilization of operating loss carryforwards.

Other Information

         Interest Expense on notes payable for the six months ended June 30, 1996 was $28,438 compared to $219,353, a decrease of $190,915 due to the value of common stock issued or to be issued as inducements to third parties to lend to the Company. The overall reduction during the six months ended June 30, 1996 in these notes which involve equity inducements, has decreased interest expense for 1996. The balance of notes payable at June 30, 1996 was zero.

         The majority of the Company's interest revenue was generated by the interest due from contracts with the sale of the right to distribute and use the products in the Aurore-B Line to Royal Products, Inc.

Capital Expenditures

         During the three months ended June 30, 1996, the Company had not incurred material expenditures for property and equipment.

Liquidity and Capital Resources

         As of the six months ended June 30, 1996, the Company had $910,805 in current assets of which $384,364 was cash. Total current liabilities for the same period totalled $630,495. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company believes that as it increases its sales volume, liquidity will improve greatly. This has been demonstrated as of June 30, 1996 by good cash flow and zero debt. Sales terms generally include a 50% deposit at the time of the order and the balance prior to shipment.

                           BAYWOOD INTERNATIONAL, INC.


         The balance of notes payable at the beginning of 1996 was $482,000. As of June 30, 1996, the balance of notes payable was zero.

         On April 11, 1996, the Company issued 1,466,147 common shares, representing 10% of the outstanding shares of the Company as of December 31, 1995, and 800,000 preferred shares for $800,000, in a private placement to Linda Lee, an independent investor and citizen of Hong Kong. The funds under this private placement were received by the Company on May 2, 1996. The rights and limitations of the preferred shares held by Lee include the right to convert the preferred shares to common stock or redeem the shares for cash on April 11, 1997, provided that certain conditions are met regarding the average share price of the Company's common shares. These funds were used to pay off notes payable and reduce accounts payable.

         The Company neither anticipates any significant capital expenditures nor are material capital expenditures required to meet expected growth in 1996.

         The Company may require additional capital and may attempt to raise capital through the sale of preferred and common stock and through private placements in the short and long term. The Company may continue to obtain financing through loans.

Factors That May Affect Future Results

         The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competitions, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in the Company's target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which the company does business. Specifically, the timing of registration of new or existing products in different countries in which the Company is doing business or may do business could delay orders. Also, the significant portion of sales and net income contributed by international operations, specifically by one customer, could affect the Company's results of operations and financial condition in a particular quarter. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                           BAYWOOD INTERNATIONAL, INC.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

         None, other than the matters previously reported under Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Item 2 - Changes in Securities
         ---------------------

         None

Item 3 - Defaults upon Senior Securities
         -------------------------------

         None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5 - Other Information
         -----------------

         On June 28, 1996, Linda Lee resigned as a director, citing personal circumstances. She had no disagreements with the Company at the time of her resignation.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




  /s/  Harvey Turner                               Date:  August 5, 1996
- ----------------------------
Harvey Turner
Chairman, President & C.E.O.




  /s/  Georgia Aadland                             Date:  August 5, 1996
- ----------------------------
Georgia Aadland
Secretary, Vice-President of Operations, Treasurer and
Principal Accounting Officer
                                      -11-