Form 10-Q/A
period 1995-06-30
BAYWOOD INTERNATIONAL INC
filed 1996-09-23
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   FORM 10-Q/A


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


          FOR THE QUARTER ENDED                  COMMISSION FILE NUMBER
          ---------------------                  ----------------------
             June 30, 1995                              33-10236


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                     77-0125664
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


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

                                     YES X NO __

As of June 30 1995, there were 13,083,394 shares of Baywood International, Inc.
                   common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX
                                      -----


                                                                                             Page
                                                                                             ----
SUMMARY OF CHANGES FILED WITH FORM 10-Q/A                                                      3

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance Sheet as of June 30, 1995 and December 31, 1994                               4

         Statements of Operations for the three and six months ended June 30, 1995
         and 1994                                                                              5

         Statements of Cash Flows for the three and six months ended June 30, 1995
         and 1994                                                                              6

         Statement of Information Furnished                                                    7

     Item 2 - Management's Discussion and Analysis or Plan of Operation                      8-10


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                               11

     Item 2 - Changes in Securities                                                           11

     Item 3 - Defaults Upon Senior Securities                                                 11

     Item 4 - Submission of Matters to a Vote of Security Holders                             11

     Item 5 - Other Information                                                               11

     Item 6 - Exhibits and Reports on Form 8-K                                                11

     SIGNATURES                                                                               12

                           BAYWOOD INTERNATIONAL, INC.

                    SUMMARY OF CHANGES FILED WITH FORM 10-Q/A
                    -----------------------------------------

                       FOR THE QUARTER ENDED JUNE 30, 1995
                       -----------------------------------


         The Company is amending Form 10-Q for the quarter ended June 30, 1995 as previously filed due to adjustments on income statement accounts and prior period adjustments that affected the opening balances of intangibles assets, accumulated amortization, retained earnings, accounts receivable and inventory. These adjustments resulted from the audit of the annual financial statements for the year ended December 31, 1995 by the Company's independent accountants. As previously reported, net loss was $(745,728) and $(1,051,769) for the three and six months ended June 30, 1995, respectively. The effect of these adjustments resulted in a net loss of $(415,334) and (1,007,390) for the same periods ended June 30, 1995.

                           BAYWOOD INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                                  BALANCE SHEET
                                  -------------
                                    UNAUDITED

                                     ASSETS
                                     ------

                                                                   June 30, 1995    December 31, 1994
                                                                   -------------    -----------------
CURRENT ASSETS
      Cash                                                          $    63,886        $   254,867
      Accounts receivable (net of allowance)                            138,532              8,936
      Inventories                                                       416,573            227,887
      Current portion of related party receivable                        16,895             16,895
      Interest receivable                                                18,205              9,102
      Prepaid expenses and other current assets                           3,122              2,000
                                                                    -----------        -----------
            Total current assets                                        657,213            519,688
                                                                    -----------        -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation)                            73,943             83,715
                                                                    -----------        -----------

OTHER ASSETS
      Long-term related party receivable                                165,151            165,151
      Contracts & marketing rights
            (net of accumulated amortization)                           342,551            350,296
      Formulas & product lines
            (net of accumulated amortization)                           342,551            350,296
                                                                    -----------        -----------
            Total other assets                                          850,253            865,742
                                                                    -----------        -----------
                  Total assets                                      $ 1,581,409        $ 1,469,145
                                                                    ===========        ===========

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
                               -------------------------------------

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                      $   456,057        $   186,407
      Notes payable                                                     980,000          1,000,000
      Accrued interest                                                  177,570             44,991
                                                                    -----------        -----------
            Total current liabilities                                 1,613,627          1,231,398
                                                                    -----------        -----------

STOCKHOLDERS' DEFICIT
      Preferred Stock, $1 par value,
         10,000,000 shares authorized, 1,210,500
         shares issued and outstanding                                1,210,500          1,210,500
      Common stock, $.001 par value, 50,000,000
         shares authorized, 13,083,394 shares
         issued and outstanding at June 30, 1995                         13,083             12,539
      Additional paid-in capital                                      3,620,954          2,821,573
      Treasury stock at cost                                            (62,500)              --
      Accumulated deficit                                            (4,814,255)        (3,806,865)
                                                                    -----------        -----------
            Total stockholders' deficit                                 (32,218)           237,747
                                                                    -----------        -----------
                  Total liabilities and stockholders' deficit       $ 1,581,409        $ 1,469,145
                                                                    ===========        ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                    UNAUDITED


                                                                     3 months ended June 30,            6 months ended June 30,
                                                                      1995             1994             1995             1994
                                                                  ------------     ------------     ------------     ------------
NET SALES                                                         $    575,722     $    705,564     $    738,644     $  2,020,392

COST OF SALES                                                          348,906          362,252          461,435        1,053,747
                                                                  ------------     ------------     ------------     ------------
      Gross profit                                                     226,816          343,312          277,209          966,645
                                                                  ------------     ------------     ------------     ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                               288,445          244,386          447,028          508,830
      General and administrative expenses                              292,514          110,742          676,642          234,345
      Depreciation and amortization                                     13,631           59,220           27,262          118,172
                                                                  ------------     ------------     ------------     ------------
            Total selling, general and administrative expenses         594,590          414,348        1,150,932          861,346
                                                                  ------------     ------------     ------------     ------------
                  Operating profit (loss)                             (367,774)         (71,036)        (873,723)         105,299
                                                                  ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
      Interest income                                                    4,340              731            8,680            1,463
      Miscellaneous income                                                 264             --                264             --
      Interest expense                                                (113,790)         (12,500)        (219,353)         (25,000)
                                                                  ------------     ------------     ------------     ------------
            Total other (expense)                                     (109,186)         (11,769)        (210,409)         (23,538)
                                                                  ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                 (476,960)         (82,805)      (1,084,132)          81,761

PROVISION FOR INCOME TAXES                                                --               --               --               --
                                                                  ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               (476,960)         (82,805)      (1,084,132)          81,761

EXTRAORDINARY GAIN:
   EXTINGUISHMENT OF DEBT                                               61,626             --             76,742             --
                                                                  ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                                 $   (415,334)    $    (82,805)    $ (1,007,390)    $     81,761
                                                                  ============     ============     ============     ============

INCOME (LOSS) PER COMMON SHARE:
      Before extraordinary item                                   $     (0.038)    $     (0.006)    $     (0.085)    $      0.006
      Extraordinary item                                                 0.005             --              0.006             --
                                                                  ------------     ------------     ------------     ------------
NET INCOME (LOSS)                                                 $     (0.033)    $     (0.006)    $     (0.079)    $      0.006
                                                                  ============     ============     ============     ============

WEIGHTED AVERAGE OF COMMON SHARES
   OUTSTANDING                                                      12,439,482       12,012,690       12,739,130       12,099,607
                                                                  ============     ============     ============     ============

                          BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                    UNAUDITED


                                                                                 3 months ended June 30,     6 months ended June 30,
                                                                                   1995           1994         1995           1994
                                                                                -----------   -----------   -----------   ---------
OPERATING ACTIVITIES:
   Net income (loss)                                                            $  (415,334)  $   (82,805)  $(1,007,390)  $  81,761
   Adjustments to reconcile net income (loss) to cash used in operating activities:
            Depreciation and amortization                                            13,631        59,220        27,262     118,172
            Issuance of common stock as payment for services performed               41,966         1,128       330,328      46,426
            Extraordinary gain on extinguishment of debt                            (61,626)         --         (76,742)       --
            Common stock issued as payment for interest on notes payable            108,870          --         211,953        --
            Common stock issued as payment on notes payable                            --            --         100,000        --
            Increase (decrease) in miscellaneous accounts                              --          (1,056)         --          --
            Changes in assets and liabilities:
               (Increase) in accounts receivable                                   (103,198)      (24,598)     (129,596)   (133,265)
               (Increase) in interest receivable                                     (4,551)         (731)       (9,103)     (1,463)
               (Increase) in inventory                                              (95,347)           (3)     (188,686)    (24,530)
               (Increase) in prepaid expenses                                           700        12,500        (1,122)     (4,167)
               (Decrease) in interest payable                                        27,900          --          39,633        --
               Increase (decrease) in accounts payable and accrued liabilities      311,835       (58,930)      274,760     215,430
                                                                                -----------   -----------   -----------   ---------
                           Net cash used in operating activities                   (175,154)      (95,274)     (428,703)    298,365
                                                                                -----------   -----------   -----------   ---------

INVESTING ACTIVITIES:
   Purchase of furniture, computers and equipment                                    (2,000)      (14,038)       (2,000)    (19,271)
                                                                                -----------   -----------   -----------   ---------
                           Net cash used by investing activities                     (2,000)      (14,038)       (2,000)    (19,271)
                                                                                -----------   -----------   -----------   ---------

FINANCING ACTIVITIES:
   Issuance of common stock for cash                                                222,222          --         222,222        --
   Purchase of treasury stock                                                          --            --         (62,500)       --
   Proceeds from notes payable                                                      180,000          --         480,000        --
   Principal payments on notes payable                                             (175,000)         --        (400,000)       --
                                                                                -----------   -----------   -----------   ---------
                           Net cash provided (used) by financing activities         227,222          --         239,722        --
                                                                                -----------   -----------   -----------   ---------

CASH (USED) PROVIDED DURING PERIOD                                                   50,068      (109,313)     (190,981)    279,094
CASH, BEGINNING OF PERIOD                                                            13,818       604,207       254,867     215,800
                                                                                -----------   -----------   -----------   ---------
CASH, END OF PERIOD                                                             $    63,886   $   494,894   $    63,886   $ 494,894
                                                                                ===========   ===========   ===========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
           Interest                                                             $    46,200   $      --     $    61,200   $    --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Conversion of notes payable with common stock:                               $      --     $      --     $   100,000   $    --

                           BAYWOOD INTERNATIONAL, INC.


Statement of Information Furnished

         The accompanying financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994 and the cash flows for the three and six months ended June 30, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10-K.

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

Results of Operations

         Revenues for the three months ended June 30, 1995 decreased to $575,722 from $705,564 for the same period last year, a decrease of $129,842 or 18.4%. Revenues for the six months ended June 30, 1995 decreased to $738,644 from $2,020,392 for the same period last year, a decrease of $1,281,748 or 63.4%. The sales decrease was mainly due to decreased orders from international customers for the Company's nutrition, dietary and skin care products. International registration requirements for the Company's cholesterol reduction product in Europe, the Pacific Rim and also the Latin American countries delayed orders for this product by the Company's international customers.

         Cost of sales during the six month period ended June 30, 1995 were 62.5% compared to 52.2% for the same period last year. This is primarily due to higher cost of sales on the aloe vera based product shipped to the Far East of 59% as compared to products with higher margins shipped overseas last year.

         Marketing expenses decreased from $508,830 to $447,028 for the six months ended June 30, 1995 compared to the same period in 1994. For the three month period ended June 30, 1995, marketing expenses increased $44,059 from the same period in 1994. The decrease in 1995 is due to lower international travel, promotional and salary expenses associated with running the Company's offices in Europe and the Far East for the six months ended June 30, 1995. These offices are run locally and more inexpensively overseas in Europe and the Far East rather than out of the Company's domestic offices.

         General and administrative expenses increased to $292,514 for the three months ended June 30, 1995 from $110,742, an increase of $181,772. The total value of stock issued in lieu of cash for services performed for the six month period ended June 30, 1995 was $330,328 as compared to $46,426 in the same period last year. This increase is primarily due to more common shares being issued in lieu of cash for services performed in the second quarter.

         Other expenses increased $97,417 from $11,769 for the three month period ended June 30, 1994 to $109,186 for the three month period ended June 30, 1995. For the six month period ended June 30, 1995, other expenses increased to $210,409 from $23,538 for the same six month period in 1994. These increases are primarily attributed to stock to be issued as part of notes

                           BAYWOOD INTERNATIONAL, INC.


payable. Net loss for the three month period ended June 30, 1995 was $(415,334), or $(.033) per common share compared to $(82,805), or $(.006) for the same period last year. Net loss for the six month period ended June 30, 1995 was $(1,007,390), or $(.079) per common share compared to a net income of $81,761, or $.006 for the same period last year.

Other Information

         The majority of the Company's interest revenue was generated by the interest due from contracts with the sale of the right to distribute and use the products in the Aurore-B Line to Royal Products, Inc.

         During January 1992, the Company issued options to purchase 1,600,000 shares of common stock to officers and directors at an exercise price of $0.25. As of June 30, 1995, none of these options have been exercised. The options expire in January 1997. No compensation expense was recorded on the financial statements for these options because at the time, the stock was not trading and was considered to have a value of less than $0.25 per share. The information on these options was inadvertently not disclosed in previously issued financial statements which slightly changed the originally reported earnings (loss) per share. The restated earnings (loss) per share for the three and six month periods ended June 30, 1994 are $(.006) and $.006, respectively.

Capital Expenditures

         During the three months ended June 30, 1995, the Company had not incurred material expenditures for property and equipment.

Liquidity and Capital Resources

         During 1994 the Company borrowed $1,000,000 from four (4) unrelated individuals and one (1) unrelated company to be repaid within one year. 150,000 shares of common stock are to be issued as part of interest due on $500,000 of the notes due in one year. 25,000 shares of common stock are to be issued as part of interest due on $150,000 of the notes due in less than one year. No common stock is to be issued as part of interest on the remaining $350,000 in notes payable. Interest on these notes accrues monthly at the rate of 12% per annum.

         During the six month period ended June 30, 1995, the Company borrowed $480,000 from five (5) unrelated individuals to be repaid within one year. 30,000 shares of common stock are to be issued as part of interest due on $150,000 of the notes due in one year. No common stock is due as part of interest on the remaining $330,000 in notes payable that are due in less than one year.

         As of June 30, 1995, the Company still was seeking a capital injection in excess of $2,000,000 to fund the marketing and inventory requirements of new products in the cholesterol reduction and skin care product lines as well as the repayment of short-term debt incurred in the last six months of 1994 and first three months of 1995. With the onset of increasing demand for new private labelled products, this amount of capital is essential to continue to supply the market, build a sales base that can support normal and non-cash operational expenses and fund the development of the new and innovative products to build the future of the Company.

                           BAYWOOD INTERNATIONAL, INC.

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

         None

Item 2 - Changes in Securities
         ---------------------

         None

Item 3 - Defaults upon Senior Securities
         -------------------------------

         None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5 - Other Information
         -----------------

         None

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




 /s/  Harvey Turner                                    Date:  September 16, 1996
- -----------------------------------------
Harvey Turner
Chairman, President, C.E.O. and Principal
Accounting Officer
                                     - 12 -