Form 10-Q
period 1996-09-30
BAYWOOD INTERNATIONAL INC
filed 1996-11-14
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


       FOR THE QUARTER ENDED                      COMMISSION FILE NUMBER
       ---------------------                      ----------------------
         September 30, 1996                              33-10236


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


                  Nevada                                         77-0125664
(state or other jurisdiction of incorporation or   (I.R.S. Employer Identification Number)
              organization)




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

        As of September 30 1996, there were 17,593,115 shares of Baywood
                        International, Inc. common stock,
                          $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX
                                      -----


                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance Sheet as of September 30, 1996                                        3

         Statements of Operations for the three and nine months ended September
         30, 1996 and 1995                                                             4

         Statements of Cash Flows for the three and nine months ended September
         30, 1996 and 1995                                                             5

         Statement of Information Furnished                                            6

         Footnotes to the Financial Statements                                         7

     Item 2 - Management's Discussion and Analysis or Plan of Operation              8-11


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                       12

     Item 2 - Changes in Securities                                                   12

     Item 3 - Defaults Upon Senior Securities                                         12

     Item 4 - Submission of Matters to a Vote of Security Holders                     12

     Item 5 - Other Information                                                       13

     Item 6 - Exhibits and Reports on Form 8-K                                        13

     SIGNATURES                                                                       14

                          BAYWOOD INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                                  BALANCE SHEET
                                  -------------


                                     ASSETS
                                     ------
                                                             September 30, 1996
                                                             ------------------
CURRENT ASSETS                                                    UNAUDITED
      Cash                                                      $   215,638
      Accounts receivable (net of allowance)                        164,875
      Inventories (net of reserve)                                  158,279
      Current portion of related party receivable                    13,260
      Interest receivable                                            22,060
      Prepaid expenses and other current assets                      24,676
                                                                -----------
            Total current assets                                    598,788
                                                                -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation of $78,962)             43,317
                                                                -----------

OTHER ASSETS
      Long-term related party receivable                            146,891
      Contracts & marketing rights
            (net of accumulated amortization of $53,444)            101,456
      Formulas & product lines
            (net of accumulated amortization of $53,444)            101,456
                                                                -----------
            Total other assets                                      349,803
                                                                -----------
                  Total assets                                  $   991,908
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                  $   251,906
                                                                -----------
            Total current liabilities                               251,906
                                                                -----------

REDEEMABLE PREFERRED STOCK                                          800,000

STOCKHOLDERS' EQUITY
      Preferred Stock, $1 par value,
         10,000,000 shares authorized, 835,000
         shares issued and outstanding                               35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 17,593,115 shares
         issued and outstanding                                      17,593
      Additional paid-in capital                                  5,615,684
      Treasury stock at cost                                        (62,500)
      Accumulated deficit                                        (5,665,775)
                                                                -----------
            Total stockholders' equity                              740,002
                                                                -----------
                  Total liabilities and stockholders' equity    $   991,908
                                                                ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                    UNAUDITED


                                                                  3 months ended September 30,        9 months ended September 30,
                                                                     1996              1995              1996              1995
                                                                 ------------      ------------      ------------      ------------
                                                                                  (as restated)                        (as restated)
NET SALES                                                        $    431,893      $    429,209      $  2,445,763      $  1,167,853

COST OF SALES                                                         233,569           294,555         1,452,113           755,990
                                                                 ------------      ------------      ------------      ------------
      Gross profit                                                    198,324           134,654           993,650           411,863
                                                                 ------------      ------------      ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                              125,106           198,227           403,920           645,255
      General and administrative expenses                             175,135           319,947           431,915           996,589
      Depreciation and amortization                                    12,657            13,772            38,476            41,034
                                                                 ------------      ------------      ------------      ------------
            Total selling, general and administrative expenses        312,898           531,946           874,311         1,682,878
                                                                 ------------      ------------      ------------      ------------
                  Operating profit (loss)                            (114,574)         (397,292)          119,339        (1,271,015)
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
      Interest income                                                   7,300             3,917            17,150            12,597
      Miscellaneous expense                                              --                --              (1,086)             --
      Miscellaneous income                                              9,116            16,289            97,238            16,553
      Interest expense                                                   (148)          (73,775)          (28,586)         (293,128)
                                                                 ------------      ------------      ------------      ------------
            Total other income (expense)                               16,268           (53,569)           84,716          (263,978)
                                                                 ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                 (98,306)         (450,861)          204,055        (1,534,993)

PROVISION FOR INCOME TAXES                                               --                --                --                --
                                                                 ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               (98,306)         (450,861)          204,055        (1,534,993)

EXTRAORDINARY GAIN:
   EXTINGUISHMENT OF DEBT                                                --                --                --              76,742
                                                                 ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                                $    (98,306)     $   (450,861)     $    204,055      $ (1,458,251)
                                                                 ============      ============      ============      ============

INCOME (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE:
      Before extraordinary item                                  $     (0.006)     $     (0.028)     $      0.011      $     (0.098)
      Extraordinary item                                                 --                --                --               0.005
                                                                 ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                                $     (0.006)     $     (0.028)     $      0.011      $     (0.093)
                                                                 ============      ============      ============      ============

INCOME (LOSS) PER COMMON SHARE -
   ASSUMING FULL DILUTION:
      Before extraordinary item                                  $     (0.006)     $     (0.028)     $      0.011      $     (0.098)
      Extraordinary item                                                 --                --                --               0.005
                                                                 ------------      ------------      ------------      ------------
NET INCOME (LOSS)                                                $     (0.006)     $     (0.028)     $      0.011      $     (0.093)
                                                                 ============      ============      ============      ============

WEIGHTED AVERAGE OF COMMON SHARES
   OUTSTANDING                                                     17,433,794        13,398,240        16,134,453        12,964,030
                                                                 ============      ============      ============      ============

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                    UNAUDITED

                                                                                       3 months ended September 30,
                                                                                         1996              1995
                                                                                      -----------      -----------
OPERATING ACTIVITIES:                                                                      (as restated)
      Net income (loss)                                                               $   (98,306)     $  (450,861)
      Adjustments  to  reconcile  net  income  (loss) to cash used in operating activities:
               Depreciation and amortization                                               12,658           13,772
               Issuance of common stock as payment for services performed                  26,000           72,800
               Extraordinary gain on extinguishment of debt                                  --               --
               Loss on sale of computers and equipment                                       --               --
               Inventory writedown for samples and shrinkage                               16,732           13,716
               Common stock accrued for interest on notes payable                            --               --
               Common stock issued as part of debt conversion expense                        --               --
               Common stock issued as payment for interest on notes                          --             14,000
               Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                              136,852          121,218
                  (Increase) in interest receivable                                        (5,545)          14,076
                  (Increase) decrease in inventory                                          2,971          (13,875)
                  (Increase) decrease in prepaid expenses                                 (12,719)         (45,545)
                  Increase (decrease) in interest payable                                    --            149,721
                  (Decrease) in customer deposits                                            --               --
                  Increase (decrease) in accounts payable and accrued liabilities        (251,809)        (346,515)
                                                                                      -----------      -----------
                              Net cash (used) provided in operating activities           (173,166)        (457,493)
                                                                                      -----------      -----------

INVESTING ACTIVITIES:
      Sale of computers and equipment                                                        --               --
      Purchase of furniture, computers and equipment                                         (560)          (2,449)
      Decrease in note receivable                                                           5,000           16,896
                                                                                      -----------      -----------
                              Net cash (used) provided by investing activities              4,440           14,447
                                                                                      -----------      -----------

FINANCING ACTIVITIES:
      Issuance of common and preferred stock for cash                                        --            512,222
      Fees paid in connection with offering of common and preferred stock                    --               --
      Purchase of treasury stock                                                             --               --
      Proceeds from notes payable                                                            --               --
      Principal payments on notes payable                                                    --            (50,000)
                                                                                      -----------      -----------
                              Net cash provided by financing activities                      --            462,222
                                                                                      -----------      -----------

CASH (USED) PROVIDED DURING PERIOD                                                       (168,726)          19,176
CASH, BEGINNING OF PERIOD                                                                 384,364           63,886
                                                                                      ===========      ===========
CASH, END OF PERIOD                                                                   $   215,638      $    83,062
                                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
              Interest                                                                $      --        $      --

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Conversion  of notes  payable  with common stock                                $      --        $      --

                                                                                        9 months ended September 30,
                                                                                           1996              1995
                                                                                        -----------      -----------
OPERATING ACTIVITIES:                                                                          (as restated)
      Net income (loss)                                                                 $   204,055      $(1,458,251)
      Adjustments  to  reconcile  net  income  (loss) to cash used in operating activities:
               Depreciation and amortization                                                 38,476           41,034
               Issuance of common stock as payment for services performed                    26,000          541,199
               Extraordinary gain on extinguishment of debt                                    --            (76,742)
               Loss on sale of computers and equipment                                        1,062             --
               Inventory writedown for samples and shrinkage                                 36,443           13,716
               Common stock accrued for interest on notes payable                             8,603             --
               Common stock issued as part of debt conversion expense                          --             33,222
               Common stock issued as payment for interest on notes                            --            165,756
               Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                               (130,088)          (8,378)
                  (Increase) in interest receivable                                         (13,802)           4,973
                  (Increase) decrease in inventory                                           35,930         (213,657)
                  (Increase) decrease in prepaid expenses                                   (21,554)         (46,667)
                  Increase (decrease) in interest payable                                   (23,496)         189,354
                  (Decrease) in customer deposits                                           (16,140)            --
                  Increase (decrease) in accounts payable and accrued liabilities          (327,640)         (71,755)
                                                                                        -----------      -----------
                              Net cash (used) provided in operating activities             (182,151)        (886,196)
                                                                                        -----------      -----------

INVESTING ACTIVITIES:
      Sale of computers and equipment                                                         1,280             --
      Purchase of furniture, computers and equipment                                         (1,571)          (4,449)
      Decrease in note receivable                                                             5,000           16,896
                                                                                        -----------      -----------
                              Net cash (used) provided by investing activities                4,709           12,447
                                                                                        -----------      -----------

FINANCING ACTIVITIES:
      Issuance of common and preferred stock for cash                                       800,000          734,444
      Fees paid in connection with offering of common and preferred stock                   (82,629)            --
      Purchase of treasury stock                                                               --            (62,500)
      Proceeds from notes payable                                                            50,000          480,000
      Principal payments on notes payable                                                  (482,000)        (450,000)
                                                                                        -----------      -----------
                              Net cash provided by financing activities                     285,371          701,944
                                                                                        -----------      -----------

CASH (USED) PROVIDED DURING PERIOD                                                          107,929         (171,805)
CASH, BEGINNING OF PERIOD                                                                   107,709          254,867
                                                                                        ===========      ===========
CASH, END OF PERIOD                                                                     $   215,638      $    83,062
                                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
              Interest                                                                  $    38,126      $    61,200

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Conversion  of notes  payable  with common stock                                  $       --       $   450,000

The Company issued 90,000 common shares as payment for $126,780 of accrued interest on notes payable in the three and nine months ended September 30, 1996.

                           BAYWOOD INTERNATIONAL, INC.


Statement of Information Furnished

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and the cash flows for the three and nine months ended September 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-KSB.

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

                           BAYWOOD INTERNATIONAL, INC.


Footnotes to the Financial Statements

         A reclassification of $648,429 has been made in the prior period between the accumulated deficit and additional paid-in-capital accounts to conform with the current period presentation reflecting the proper presentation of some prior period write-downs for appropriate original valuation and subsequent impairment valuation.

                           BAYWOOD INTERNATIONAL, INC.


Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

General

         Since inception, the Company has directed most of its efforts on international business and has established distribution or registration of its products into network marketing, retail or wholesale companies in the Pacific Rim and Europe. Products that are not necessarily new to the market such as aloe based products, bee pollen, royal jelly and propolis are the types that have generated particular interest mostly in the Pacific Rim. Most of the Company's sales are generated from the Pacific Rim. Establishing distribution domestically into chain drug stores, grocery chains, network marketing companies and warehouse distributors in the United States is a major part of the Company's marketing strategy. The Company feels that the domestic market is potentially very lucrative and although the Company views this market as very challenging due to its competitive nature, it feels confident it can open distribution with new, natural products for different applications.

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

Results of Operations

         Net sales for the three and nine months ended September 30, 1996 were $431,893 and $2,445,763, respectively, compared to net sales of $429,209 and $1,167,853 for the same period last year, an approximate increase of 1% and 109.4%, respectively. The decrease in sales for the three months ended September 30, 1996 over the first two quarters of 1996 is due to reduced volumes of nutrition and dietary product sold. In the second quarter, one customer accelerated orders that would have been shipped in the third quarter. The Company anticipates these orders will resume in the fourth quarter of 1996. The increase in net sales for the nine months is mainly attributable to higher volumes of aloe based product both in the nutrition and dietary and beauty and hygiene lines sold to one major customer in the Pacific Rim in comparison to the same period last year. This customer accounted for 89.4% of net sales for the nine months. International sales for the nine months ended September 30, 1996 represented 97.6% of the Company's sales compared to 71.3% for the same period last year. Distribution of the nutrition and dietary line remains as the main source of revenue for the first nine months of 1996, accounting for 80.5% of net sales. Sales of the beauty and hygiene line accounted for 18.9% of net sales for the same period. Due to high demand in the industry for nutrition and dietary products both domestically and internationally for health and well being, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

                           BAYWOOD INTERNATIONAL, INC.


         The Company's gross profit margin for the nine months ended September 30, 1996 was 40.6% compared to 35.3% for the same period last year, an increase of 5.3%. Factors in the increase were higher volumes of aloe based product both in the nutrition and dietary and beauty and hygiene lines sold in the Pacific Rim in the three months ended September 30, 1996 compared to lower volumes of a mix of products with lower gross margins during the same period last year.

         Selling, general and administrative expenses for the three and nine months ended September 30, 1996 were $312,898 or 72.5% of net sales and $874,311 or 35.8% of net sales, respectively, compared to $531,946 or 124% of net sales and $1,682,878 or 144.1% of net sales, respectively, for the same periods last year. This represents an overall decrease of 48.1%. This decrease is primarily due to significant expenses incurred in the first nine months of 1995 for consulting fees for which the Company incurred substantially less recurring expense for the first nine months of 1996. Sales commissions of $229,218 were the largest portion of selling, general and administrative expenses, representing 9.4% of net sales. Sales commissions as a percentage of net sales increased slightly due to higher commissions on sales of beauty and hygiene products compared to the first six months of 1996. In addition to higher volumes, the Company initiated certain cost reduction programs which have been instrumental in the decrease in general and administrative expenses for the first, second and third quarters of 1996.

         Net loss before income taxes and extraordinary item for the three months ended September 30, 1996 was $(98,306) or $(.006) per share compared to a loss of $(450,861) or $(.028) per share for the same period last year. Net income before income taxes and extraordinary item for the nine months ended September 30, 1996 was $204,055 or $.011 per share compared to $(1,458,251) or $(.098) per share for the same period in 1995. An extraordinary gain of $76,742 was recorded in the first nine months of 1995 for extinguishment of debt through the issuance of common stock. There were no extraordinary gains or losses for the nine months ended September 30, 1996.

         Net income tax for the three and nine months ended September 30, 1996 was zero. A current income tax benefit and provision of $(38,000) and $63,000 for the three and nine months ended September 30, 1996, respectively, was offset by an equal deferred income tax benefit and provision representing the offsetting valuation allowance and utilization of operating loss carryforwards.

Other Information

         Interest expense for the three and nine months ended September 30, 1996 was $148 and $28,586, respectively, compared to $73,775 and $293,128, respectively, for the same periods last year. The overall decrease is due to the value of common stock issued or to be issued as part of interest for inducements to third parties to lend to the Company during 1995. The overall reduction during the nine months ended September 30, 1996 in notes payable which involve equity inducements has decreased interest expense for 1996. The $126,780 of interest payable that accounted for the remaining value of stock to be issued as part of interest on notes payable as of June 30, 1996 was paid in the third quarter with the issuance of common stock. The balance of notes payable and interest payable at September 30, 1996 was zero.

         Total miscellaneous income for the nine months ended September 30, 1996 as compared to the same period last year increased from $16,553 to $97,238. The increase of $80,685 is mainly due to

                           BAYWOOD INTERNATIONAL, INC.


benefits recognized from settlements of amounts payable from 1995.

         The majority of the Company's interest revenue was generated by the interest due from contracts with the sale of the right to distribute and use the products in the Aurore-B Line to Royal Products, Inc.
(See "Item 5 - Other Information").

Capital Expenditures

         During the three months ended September 30, 1996, the Company had not incurred material expenditures for property and equipment.

Liquidity and Capital Resources

         As of the nine months ended September 30, 1996, the Company had $598,788 in current assets of which $215,638 or 36% was cash. Total current liabilities for the same period totalled $251,906. This represents a ratio of current assets to current liabilities of 1.45 and 2.38 for the six and nine months ended June 30, 1996 and September 30, 1996, respectively. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company believes that as it increases its sales volume, liquidity will improve greatly. Sales terms generally include a 50% deposit at the time of the order and the balance prior to shipment.

         On April 11, 1996, the Company issued 1,466,147 common shares, representing 10% of the outstanding shares of the Company as of December 31, 1995, and 800,000 preferred shares for $800,000, in a private placement to Linda Lee, an independent investor and citizen of Hong Kong. The funds under this private placement were received by the Company on May 2, 1996. The rights and limitations of the preferred shares held by Lee include the right to convert the preferred shares to common stock or redeem the shares for cash on April 11, 1997, provided that certain conditions are met regarding the average share price of the Company's common shares. These funds were used to pay off notes payable and reduce accounts payable. The balance of notes payable at the beginning of 1996 was $482,000. As of September 30, 1996, the balance of notes payable was zero.

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

         As a result of the discussion in "Item 5 - Other Information", the Company may be required to establish a reserve for a substantial portion of its note receivable from Royal. This could adversely affect income in the fourth quarter of 1996 for the remaining balance of the note.

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

                           BAYWOOD INTERNATIONAL, INC.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

         A lawsuit was filed against the Company in Nevada state court by Pershing Products, Inc. on or about September 17, 1996 seeking to enjoin the Company's manufacturing, marketing and sales of LDL Tab(TM) and damages. The Company successfully defeated two attempts by Pershing to obtain a restraining order in Nevada. In addition, on September 13, 1996, the Company filed an action against Pershing in federal court in Arizona to recover the Company's payments under an Exclusive Licensing Agreement related to the LDL Tab(TM) product and to obtain other damages and relief.

Item 2 - Changes in Securities
         ---------------------

         None

Item 3 - Defaults upon Senior Securities
         -------------------------------

         None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On August 29, 1996 the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were voted on at the Annual
Meeting:

         1. The directors of the Company were all elected by the following votes:

                NAME                           VOTES FOR             WITHHELD
                ----                           ---------             --------
                Harvey Turner                  14,849,780            288,800
                John Shannon                   14,827,920            309,660
                Georgia Aadland                14,827,920            310,660
                Karl Rullich                   14,855,780            282,800
                Stephen Kuehn                  14,855,780            282,800
                Glen Holt                      14,851,930            286,650
                Dr. Michael Shapiro            14,878,780            259,800
                William Brin                   14,851,780            242,600

         2.     The   appointment   of King,  Weber &  Associates,  P.C.  as the
Company's independent auditors for the fiscal year ending December 31, 1996 was ratified by the following votes:

                    VOTES FOR              VOTES AGAINST            ABSTAIN
                   ----------              -------------            -------
                   14,711,321                    125,604             70,195

                           BAYWOOD INTERNATIONAL, INC.


         3. The 1996 Incentive Stock Option Plan was approved with the following votes:


               VOTES FOR               VOTES AGAINST              ABSTAIN
              ----------               -------------              -------
              14,398,486                     411,259               81,105


         4. The Stock Option Agreement with Mr. Harvey Turner was approved with the following votes:

               VOTES FOR               VOTES AGAINST             ABSTAIN
              ----------               -------------             -------
              14,121,362                     432,383             138,815


                The   foregoing   matters  are   described   in  detail  in  the
Registrant's definitive proxy statement dated August 1, 1996, for the Annual Meeting of Stockholder's held on August 29, 1996.

Item 5 - Other Information
         -----------------

         Under the terms of a January 8, 1993 agreement between the Company and Royal Products, Inc. ("Royal") for the sale to Royal of certain sales and distribution rights relating to the Aurore-B beauty and hygiene line, Royal is obligated to make annual payments to the Company including principal and interest on July 1st of each year after July 1, 1993. Royal defaulted on the agreement by failing to make its July 1, 1996 payment. On September 25, 1996, in response to the Company's demands, Royal and the Company entered a Payment Agreement to extend the payment date to October 25, 1996. The Payment Agreement provided that the delinquent payment amount would be increased to reflect an interest penalty and that Royal would immediately pay $5,000 against principal and deliver shares of the Company's common stock as collateral for the remainder of the delinquent amount. Royal paid the $5,000 on September 25, 1996 and delivered certificates for shares of the Company's common stock as collateral, but failed to make any payment on October 25, 1996. Upon Royal's failure to meet the Payment Arrangement terms, the Company executed on the collateral by cancelling the shares of common stock and returning them to treasury.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




 /s/  Harvey Turner                               Date: November 13, 1996
----------------------------------
Harvey Turner
Chairman of the Board,
President & C.E.O.




 /s/  Neil Reithinger                             Date: November 13, 1996
----------------------------------
Neil Reithinger
Chief Financial Officer,
Secretary & Treasurer
                                      -14-