Form 10-Q/A
period 1996-09-30
BAYWOOD INTERNATIONAL INC
filed 1996-12-23
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549


                                   FORM 10-Q/A


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


     FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
     ---------------------                           ----------------------
      September 30, 1995                                    33-10236



                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                                  77-0125664
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

As of September 30, 1995, there were 14,178,468 shares of Baywood International,
                Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX
                                      -----

                                                                                           Page
                                                                                           ----

SUMMARY OF CHANGES FILED WITH FORM 10-Q/A                                                    3

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

         Balance Sheet as of September 30, 1995 and December 31, 1994                        4

         Statements of Operations for the three and nine months ended September
         30, 1995 and 1994                                                                   5

         Statements of Cash Flows for the three and nine months ended September
         30, 1995 and 1994                                                                   6

         Statement of Information Furnished                                                  7

     Item 2 - Management's Discussion and Analysis or Plan of Operation                     8-9

         Factors That May Effect Future Results                                             10

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                             11

     Item 2 - Changes in Securities                                                         11

     Item 3 - Defaults Upon Senior Securities                                               11

     Item 4 - Submission of Matters to a Vote of Security Holders                           11

     Item 5 - Other Information                                                             11

     Item 6 - Exhibits and Reports on Form 8-K                                              11

     SIGNATURES                                                                             12

                           BAYWOOD INTERNATIONAL, INC.

                    SUMMARY OF CHANGES FILED WITH FORM 10-Q/A
                    -----------------------------------------

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                    ----------------------------------------


         The Company is amending Form 10-Q for the quarter ended September 30, 1995 as previously filed due to adjustments on income statement accounts and prior period adjustments that affected the opening balances of intangibles assets, accumulated amortization, retained earnings, accounts receivable and inventory. These adjustments resulted from the audit of the annual financial statements for the year ended December 31, 1995 by the Company's independent accountants. As previously reported, net loss was $(649,409) and $(2,022,374) for the three and nine months ended September 30, 1995, respectively. The effect of these adjustments resulted in a net loss of $(450,861) and $(1,458,251) for the same periods ended September 30, 1995.

                           BAYWOOD INTERNATIONAL, INC.
                         PART I - FINANCIAL INFORMATION
                                  BALANCE SHEET
                                  -------------
                                    UNAUDITED

                                              ASSETS
                                              ------
                                                                             September 30, 1995        December 31, 1994
                                                                             ------------------        -----------------
CURRENT ASSETS
      Cash                                                                      $    83,062                 $  254,867
      Accounts receivable (net of allowance)                                         17,315                      8,936
      Inventories                                                                   427,828                    227,887
      Current portion of related party receivable                                    18,260                     16,895
      Interest receivable                                                             4,129                      9,102
      Prepaid expenses and other current assets                                      48,667                      2,000
                                                                                -----------                -----------
            Total current assets                                                    599,261                    519,688
                                                                                -----------                -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation)                                        70,365                     83,715
                                                                                -----------                -----------

OTHER ASSETS
      Long-term related party receivable                                            146,891                    165,151
      Contracts & marketing rights
            (net of accumulated amortization)                                       338,678                    350,296
      Formulas & product lines
            (net of accumulated amortization)                                       338,677                    350,296
                                                                                -----------                -----------
            Total other assets                                                      824,246                    865,742
                                                                                -----------                -----------
                  Total assets                                                  $ 1,493,872                $ 1,469,145
                                                                                ===========                ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                  $   114,653                $   186,407
      Notes payable                                                                 580,000                  1,000,000
      Accrued interest                                                              234,345                     44,991
                                                                                -----------                -----------
            Total current liabilities                                               928,998                  1,231,398
                                                                                -----------                -----------

STOCKHOLDERS' DEFICIT
      Preferred Stock, $1 par value,
         10,000,000 shares authorized, 1,210,500
         shares issued and outstanding                                            1,210,500                  1,210,500
      Common stock, $.001 par value, 50,000,000
         shares authorized, 14,178,468 shares
         issued and outstanding at September 30, 1995                                14,178                     12,539
      Additional paid-in capital                                                  4,667,813                  2,821,573
      Treasury stock at cost                                                        (62,500)                      --
      Accumulated deficit                                                        (5,265,117)                (3,806,865)
                                                                                -----------                -----------
            Total stockholders' equity                                              564,874                    237,747
                                                                                -----------                -----------
                  Total liabilities and stockholders' equity                    $ 1,493,872                $ 1,469,145
                                                                                ===========                ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                    UNAUDITED

                                                                  3 months ended September 30,   9 months ended September 30,
                                                                      1995            1994           1995           1994
                                                                 --------------  --------------- ------------  --------------
                                                                  (as restated)                  (as restated)
NET SALES                                                        $    429,209    $    705,564    $  1,167,853    $  2,020,392

COST OF SALES                                                         294,555         362,252         755,990       1,053,747
                                                                 ------------    ------------    ------------    ------------
      Gross profit                                                    134,654         343,312         411,863         966,645
                                                                 ------------    ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                              198,227         244,386         645,255         508,830
      General and administrative expenses                             319,947         110,742         996,589         234,345
      Depreciation and amortization                                    13,772          59,220          41,034         118,172
                                                                 ------------    ------------    ------------    ------------
            Total selling, general and administrative expenses        531,946         414,348       1,682,878         861,346
                                                                 ------------    ------------    ------------    ------------
                  Operating profit (loss)                            (397,292)        (71,036)     (1,271,015)        105,299
                                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
      Interest income                                                   3,917             731          12,597           1,463
      Miscellaneous income                                             16,289            --            16,553            --
      Interest expense                                                (73,775)        (12,500)       (293,128)        (25,000)
                                                                 ------------    ------------    ------------    ------------
            Total other (expense)                                     (53,569)        (11,769)       (263,978)        (23,538)
                                                                 ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                (450,861)        (82,805)     (1,534,993)         81,761

PROVISION FOR INCOME TAXES                                               --              --              --              --
                                                                 ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              (450,861)        (82,805)     (1,534,993)         81,761

EXTRAORDINARY GAIN:
   EXTINGUISHMENT OF DEBT                                                --              --            76,742            --
                                                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                                $   (450,861)   $    (82,805)   $ (1,458,251)   $     81,761
                                                                 ============    ============    ============    ============

INCOME (LOSS) PER COMMON SHARE AND COMMON
   EQUIVALENT SHARE:
      Before extraordinary item                                  $     (0.028)   $     (0.006)   $     (0.098)   $      0.006
      Extraordinary item                                                 --              --             0.005            --
                                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                $     (0.028)   $     (0.006)   $     (0.093)   $      0.006
                                                                 ============    ============    ============    ============

INCOME (LOSS) PER COMMON SHARE -
   ASSUMING FULL DILUTION:
      Before extraordinary item                                  $     (0.028)   $     (0.006)   $     (0.098)   $      0.006
      Extraordinary item                                                 --              --             0.005            --
                                                                 ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                                $     (0.028)   $     (0.006)   $     (0.093)   $      0.006
                                                                 ============    ============    ============    ============

WEIGHTED AVERAGE OF COMMON SHARES
   OUTSTANDING                                                     13,398,240      12,012,690      12,964,030      12,099,607
                                                                 ============    ============    ============    ============

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                    UNAUDITED

                                                                           3 months ended September 30, 9 months ended September 30,
                                                                                 1995           1994           1995         1994
                                                                             ------------  ------------   ------------  -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                         $ (450,861)  $   (82,805)   $(1,458,251)  $    81,761
   Adjustments to reconcile net income (loss) to cash used in operating activities:
           Depreciation and amortization                                         13,772        59,220         41,034       118,172
           Issuance of common stock as payment for services performed            72,800         1,128        541,199        46,426
           Extraordinary gain on extinguishment of debt                            --            --          (76,742)         --
           Inventory writedown for samples and shrinkage                         13,716          --           13,716          --
           Common stock issued as part of debt conversion expense                  --            --           33,222          --
           Common stock issued as payment for interest on notes payable          14,000          --          165,756          --
           (Decrease) in miscellaneous accounts                                    --          (1,056)          --            --
           Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                        121,218       (24,598)        (8,378)     (133,265)
              (Increase) decrease in interest receivable                         14,076          (731)         4,973        (1,463)
              (Increase) in inventory                                           (13,875)           (3)      (213,657)      (24,530)
              (Increase) decrease in prepaid expenses                           (45,545)       12,500        (46,667)       (4,167)
              Increase in interest payable                                      149,721          --          189,354          --
              Increase (decrease) in accounts payable and accrued liabilities  (346,515)      (58,930)       (71,755)      215,430
                          Net cash provided (used) in operating activities     (457,493)      (95,274)      (886,196)      298,365

INVESTING ACTIVITIES:
   Purchase of furniture, computers and equipment                                (2,449)      (14,038)        (4,449)      (19,271)
   Decrease in note receivable                                                   16,896          --           16,896          --
                                                                             ----------   -----------    -----------   -----------
                          Net cash provided (used) by investing activities       14,447       (14,038)        12,447       (19,271)
                                                                             ----------   -----------    -----------   -----------

FINANCING ACTIVITIES:
   Issuance of common stock for cash                                            512,222          --          734,444          --
   Purchase of treasury stock                                                      --            --          (62,500)         --
   Proceeds from notes payable                                                     --            --          480,000          --
   Principal payments on notes payable                                          (50,000)         --         (450,000)         --
                                                                             ----------   -----------    -----------   -----------
                          Net cash provided by financing activities             462,222          --          701,944          --
                                                                             ----------   -----------    -----------   -----------

CASH (USED) PROVIDED DURING PERIOD                                               19,176      (109,313)      (171,805)      279,094
CASH, BEGINNING OF PERIOD                                                        63,886       604,207        254,867       215,800
                                                                             ----------   -----------    -----------   -----------
CASH, END OF PERIOD                                                          $   83,062   $   494,894    $    83,062   $   494,894
                                                                             ==========   ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
           Interest                                                          $      --    $      --      $    61,200   $       --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Conversion of notes payable with common stock:                         $      --    $      --      $   450,000   $       --

                           BAYWOOD INTERNATIONAL, INC.


Statement of Information Furnished

         The accompanying financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994 and the cash flows for the three and nine months ended September 30, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10-K.

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

Results of Operations

         Revenues for the three months ended September 30, 1995 decreased to $429,209 from $705,564 for the same period last year, a decrease of $276,355 or 39.2%. Revenues for the nine months ended September 30, 1995 decreased to $1,167,853 from $2,020,392 for the same period last year, a decrease of $852,539 or 42.2%. The sales decrease was mainly due to decreased orders from international customers for the Company's nutrition, dietary and skin care products. International registration requirements for the Company's cholesterol reduction product in Europe, the Pacific Rim and also the Latin American countries delayed orders for this product by the Company's international customers.

         Cost of sales during the nine month period ended September 30, 1995 were 64.7% compared to 52.2% for the same period last year. This is primarily due to higher cost of sales on the aloe vera based product shipped to the Far East of 59% as compared to products with higher margins shipped overseas last year.

         Marketing expenses increased from $508,830 to $645,255 for the nine months ended September 30, 1995 compared to the same period in 1994. For the three month period ended September 30, 1995, marketing expenses increased $46,159 from the same period in 1994. The overall increase in 1995 is due to the value of common stock issued as part of consulting fee expenses.

         General and administrative expenses increased to $319,947 for the three months ended September 30, 1995 from $110,742, an increase of $209,205. The total value of stock issued in lieu of cash for services performed for the nine month period ended September 30, 1995 was $541,199 as compared to $46,426 in the same period last year. This increase is primarily due to more common shares being issued in lieu of cash for services performed.

         Other expenses increased $41,800 from $11,769 for the three month period ended June 30, 1994 to $53,569 for the three month period ended September 30, 1995. For the nine month period ended September 30, 1995, other expenses increased to $263,978 from $23,538 for the same six month period in 1994. These increases are primarily attributed to stock to be issued as part of notes payable. Net loss for the three month period ended September 30, 1995 was $(450,861), or $(.028) per common share compared to $(82,805), or

                           BAYWOOD INTERNATIONAL, INC.


$(.006) for the same period last year. Net loss for the nine month period ended September 30, 1995 was $(1,458,251), or $(.093) per common share compared to a net income of $81,761, or $.006 for the same period last year.

Other Information

         The majority of the Company's interest revenue was generated by the interest due from contracts with the sale of the right to distribute and use the products in the Aurore-B Line to Royal Products, Inc.

Capital Expenditures

         During the three months ended September 30, 1995, the Company had not incurred material expenditures for property and equipment.

Liquidity and Capital Resources

         As of September 30, 1995, the Company still was seeking a capital injection in excess of $2,000,000 to fund the marketing and inventory requirements of new products in the cholesterol reduction and skin care product lines as well as the repayment of short-term debt incurred in the last six months of 1994 and first three months of 1995. With the onset of increasing demand for new private labelled products, this amount of capital is essential to continue to supply the market, build a sales base that can support normal and non-cash operational expenses and fund the development of the new and innovative products to build the future of the Company.

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


                        (NO CHANGE FROM PREVIOUS FILING)

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




 /s/  Harvey Turner                               Date:  December 19, 1996
-------------------------------------
Harvey Turner
Chairman, President and C.E.O.





 /s/  Neil Reithinger                             Date:  December 19, 1996
-------------------------------------
Neil Reithinger
Chief Financial Officer, Secretary and
Treasurer
                                     - 12 -