Form 10KSB
period 1996-12-31
BAYWOOD INTERNATIONAL INC
filed 1997-03-06
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

      ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1996
                          Commission file No. 33-10236

                           BAYWOOD INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
                (state or other jurisdiction of incorporation or
                                  organization)
                                   77-0125664

                      (I.R.S. Employer Identification No.)
                         14950 North 83rd Place, Suite 1
                               Scottsdale, Arizona
                    (Address of principal executive offices)

                                      85260
                                   (Zip Code)

         Issuer's telephone number, including area code: (602) 951-3956

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          $.001 par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Issuer's revenues for its most recent fiscal year were $4,000,139.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $5,031,434 as of February 20, 1997.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of February 20, 1997 was 17,498,115.

                           Baywood International, Inc.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                 "CAUTION REGARDING FORWARD-LOOKING STATEMENTS"

         CERTAIN STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING, WITHOUT LIMITATIONS, STATEMENTS REGARDING THE COMPANY'S BUSINESS STRATEGY AND OBJECTIVES AND FUTURE FINANCIAL POSITION, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND INVOLVE RISKS AND UNCERTAINTIES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH THESE FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN THE FOLLOWING SECTION, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT.

Factors That May Affect Future Results

         The Company believes that results of operations in any annual period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competitions, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in the Company's target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which the , company does business. Specifically, the timing of registration of new or existing products in different countries in which the Company is doing business or may do business could delay orders. Also, the significant portion of sales and net income contributed by international operations, specifically by one customer, could affect the Company's results of operations and financial condition in a particular year. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                                     PART I

Item 1 - Description of Business
--------------------------------

General

         The predecessor to Baywood International, Inc. (the "Company"), Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In late 1986, Baywood Financial, Inc. completed an initial public offering (the "Offering") for the purpose of capitalizing the Company. On January 11, 1988

Baywood Financial Inc. acquired all of the assets of Helth-Pro International, Inc. ("Helth-Pro"), a Nevada corporation. Helth-Pro's primary business was the marketing of animal food supplements and other related products under an exclusive marketing agreement previously acquired by Helth-Pro. Helth-Pro is no longer an active entity and was dissolved.

         From 1988 until 1992, Baywood Financial, Inc. was inactive. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc. Thereafter, the Company commenced the acquisition of formulas, trademarks, marketing rights and product lines of nutrition and dietary and beauty and hygiene products from several companies. The Company had expanded its product lines into fragrances for men and women and into animal health products for horses and domestic pets. Due to the higher demand and marketability of products within the nutrition and dietary and beauty and hygiene lines, the Company significantly scaled down its efforts to promote and sell the fragrance and animal health lines. Net sales of nutrition and dietary and beauty and hygiene products comprised 68.2% and 31.4% of total net sales, respectively, for the year ended December 31, 1996.

         All products are currently manufactured by subcontractors. Private labeling is the focus of the Company's marketing strategy. The Company defines its role as a private label company by designating products with individual store or entity names. The Company creates distinct formulas with unique packaging and either produces a product to the customer's specifications or actually researches and develops a product for the customer. The Company also has available existing formulas, packaging designs, finished products and brand names for the customer to choose from to market, license or customize further, with emphasis on pure and natural ingredients. Products that are not necessarily new to the market such as aloe based products, bee pollen, royal jelly, propolis, toners, cleansers, creams and lift treatments are the types that have generated particular interest mostly in the Pacific Rim. The Company believes that in the decades ahead, increasing consumer consciousness regarding improved fitness, well being and health may cause consumers to refrain from products of chemical and artificial content.

         Since its inception, the Company has directed most of its sales efforts toward international markets and has established either distribution or registration of its products into companies in the Pacific Rim Countries (China, Malaysia, Hong Kong, Taiwan, Indonesia and Korea) as well as Europe (Italy, Germany, Austria, England and Switzerland). Establishing distribution into chain drug stores, grocery chains, network marketing companies and warehouse distributors in the United States is also part of the Company's marketing strategy. Although domestic sales now make up less than 4% of total net sales, the Company is attempting to build domestic distribution levels to more evenly balance its international distribution.

         The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260 and its telephone number is (602) 951-3956.

Significant Sales and Distribution Developments During 1996

         During 1996 the Company continued strong sales of nutrition and dietary products to the Pacific Rim. The majority of distribution involved one particular product, Aloe Minerals Plus(TM), to one particular customer in China. Sales of beauty and hygiene products increased significantly. The increase in distribution was through one particular customer in China with several products in the La Vraie(TM) line including cleanser, toner, nurture cream, activator and lift powder. This customer accounted for 89.8% of total net sales.

         The Company continued its attempts in the domestic market to distribute the cholesterol reduction product, LDL Tab(TM). The Company anticipates this product to be a significant source of interest and future distribution in 1997 and beyond in both the domestic and international markets. LDL Tab (TM) plays a substantial part in the Company's marketing strategy to target the domestic market with a new product that will open up inroads for other new or existing products to follow.

         The Company also introduced in December of 1996 a new and natural product to stop snoring. This product is being marketed toward the Company's international markets.

Business Strategy

         Commitment to New and Innovative Products
         -----------------------------------------

                  Creating new and innovative products containing all-natural ingredients is a primary focus of the Company with emphasis on satisfying existing consumer demand or creating awareness for health and fitness with the use of natural products. Through consistent active involvement in the trends that affect the nutritional products industry either in the nutrition and dietary or beauty and hygiene lines, the Company creates or improves products to fit market needs.

         Emphasis on Sales and Marketing
         -------------------------------

                  The Company recognizes the benefits of manufacturing its own products to take fullest advantage of their proprietary nature and may consider manufacturing its own products in future years. The Company presently believes, however, that it is more important to maintain itself as a sales and marketing organization with lower overhead, lower inventory costs made possible by more volume of product being shipped directly from the manufacturer and higher emphasis on promotion and packaging of new and innovative products. The focus on marketing for 1997 is important for the Company to establish itself in the marketplace in the following year.

Products and Customers

         The Company currently markets approximately 65 products to approximately 45 customers. The Company includes as separate products multiple sizes, labels and forms of certain products. The Company includes in its customer base the total of all customers who have purchased product in the last twelve months. (See Note 9 to the Financial Statements, incorporated herein by this reference, for a breakdown of sales by product line and territory).

Private Labeling

         Private labeling is the focus of the Company's marketing strategy. The Company defines its role as a private label company as one of designating products with individual store or entity names. The Company creates distinct formulas with unique packaging and either produces a product to the customer's specifications or actually researches and develops a new product for the customer. Some products, such as the freeze dried aloe vera drink, Aloe Minerals Plus(TM), do not necessarily represent new formulas, but are designated as private label because of label or packaging modifications created to meet customer requirements and tastes or market needs. Likewise, common, yet popular products such as pollen, propolis and royal jelly may be packaged or labeled uniquely for customers in the Far East as compared to the Company's other existing labels or packaging. Although the Company may currently sell a certain number of products with certain labels, private labeling makes the number of products and the mix in the types of products sensitive to change constantly toward the demands of what customers or the markets desire. In addition, the Company may also supply its products in bulk. The Company also has available existing formulas, packaging designs, finished products and brand names for the customer to choose from to market or customize further, with emphasis on pure and natural ingredients. Foreign customers usually have certain logos that they develop a market with. The Company supports these customers in the registration of their products for import.

Brand Products

         The Company has available existing formulas, packaging designs and finished products for the customer to choose from to sell into the market that are considered brand products. The Company's cholesterol reduction product is being marketed under several labels, one of which is the brand label LDL Tab(TM). CountDown 200(TM) is a private label for the cholesterol reduction product which was designed for a domestic customer. As the Company's domestic distribution increases into chain drug stores, grocery stores and other retail chains, and as the availability of private labeling on existing products or product lines becomes an increasingly viable option for customers to designate individual identity, it will also be increasingly important for the Company's growth and recognition to emphasize brand products with the Company designation on the label.

Nutrition and Dietary Products

         The Company's nutrition and dietary products include bee pollen, propolis, royal jelly, aloe vera based products, protein drinks, carbohydrate drinks, amino acid supplements, energy supplements, grape seed and grape skin extracts, multi-vitamins, multi-minerals, antioxidants, chromium based supplements and a cholesterol reduction product.

Beauty and Hygiene Products

         The Company's beauty and hygiene products include cleansers, toners, skin creams, lift treatments, alpha hydroxy gels and facial treatments. The company also includes as part of this category of products its fragrance line, Cello by Annette(TM). Due to the Company's focus on products for nutrition and dietary use and also the high costs involved with the promotion of fragrances, the Company is evaluating the sale of the Cello by Annette(TM) line and the discontinuation of the promotion and production of fragrances.

Animal Health Products

         The Company's animal health products include a nutritional pet supplement for domestic pets and shampoos, conditioners, heat lotions and aloe vera gels for horses. The Company did not actively market its animal health products in 1996 and 1995. This product line is not considered to be significant in the Company's future operations.

Research and Development

         The Company has not consistently incurred substantial research and development costs associated with its products. The Company often presents to its subcontracted manufacturers new or prospective formulas and concepts for products to be produced and then tested for possible distribution to customers. Historically, the Company has acquired product lines and related formulas from its manufacturers and has typically allowed the manufacturer to incur the costs of product research and development. The Company's research and development expense was zero in 1996 and $15,000 in 1995.

Sales and Marketing

         The Company markets its products principally through sales representatives overseas and brokers domestically who are directed by the Company's sales managers. Product marketing activities include distribution of sales and product literature describing the Company's products and their benefits, publication of technical articles, attendance at trade shows and conferences and ongoing communications with the Company's existing customer and client distribution base.

         The  Company's   products  are  generally  shipped  directly  from  the
manufacturers to the distributor or customer pursuant to the Company's shipping orders.

         Generally, seasonality does not impact the Company's marketing efforts.

         There currently exists no backlog of orders that the company believes to be firm as to dollar amount, delivery date or amounts deemed not to be reasonably filled within the current fiscal year.

Customer Support Service

         The Company's in-house personnel provide the necessary amount of support required for the Company to handle sales issues. Returns of merchandise must be pre-approved by the Company, as the Company authorizes the return of resalable merchandise only. Products which have been opened are considered not resalable and cannot be returned. Sales returns in past years have not been considered significant.

Vendors and Suppliers

         There are numerous companies that produce or supply the types of products the Company distributes. The Company purchases products as needed to meet its customers' demands, and generally does not maintain any written agreement or understanding committing its suppliers to provide any minimum quantities or to maintain fixed prices. Currently, the Company purchases products through two principal manufacturers.

Competition

         The Company is aware of a variety of companies with private label or brand label nutrition, dietary and skin care products which are similar to the Company's products. The Company expects to meet significant competition in its marketing operation from major companies which will undoubtedly be in a better position to finance research and development of their products and to take the products to market. The Company has entered into a mature industry, with a large number of competitors possessing greater financial resources than the Company. However, the Company evaluates the characteristics of the products of its existing competitors, and has positioned itself with its ability to develop products which it believes are of equal quality. Management can give no guarantee as to the future viability of the Company given the dramatic nature of the industry.

Proprietary Information

         The Company does not hold any patents and currently relies upon a combination of contractual rights, trademark laws and specially formulated products to protect its proprietary rights in its products or packaging. The Company seeks to protect its proprietary rights in its formulas through restrictions on disclosure and use. Despite the Company's efforts to protect its formulas, it may be possible for third parties, without authorization, to copy or duplicate proprietary formulas or packaging, or to obtain and use its proprietary information.
Existing trademark laws afford only limited practical protection for the Company's product lines. The laws and the level of enforcement of such laws in certain foreign countries where the Company markets its products often do not protect the Company's proprietary rights in its products to the same extent as the laws of the United States. Because of the rapid pace of the Company's development and acquisition of formulas, the Company believes that the legal protection for its products is less significant to the Company's success than the knowledge, technical expertise and marketing skills of the Company's personnel, the frequency of product expansion and timeliness of order fulfillment provided by the Company.

Product Liability

         The Company believes that its distribution of consumable products generally involves a higher level of risk for product liability claims than the distribution of its non-consumable products. The Company protects itself from possible claims through product liability insurance coverage that is reviewed and renewed annually depending on the changes in distribution and sales of the Company's consumable and non-consumable products. In addition to carrying its own coverage, the Company also requires its manufacturers to carry product liability insurance.

Regulatory

         All of the Company's dietary supplement products comply with the Dietary Supplement Health and Education Act of October 1994 which applies to the dietary supplement industry in the United States. All of the Company's products are manufactured in facilities approved by the Food and Drug Administration.

         Overseas, registration is mandatory in each country prior to distribution. This process may take from several months to over a year. The Company, at any one time, may have several products awaiting approval for registration and eventual distribution. Several of the Company's products are in the process of registration in China, Malaysia, Hong Kong, Taiwan, Indonesia, Korea, Italy, Germany, Austria, England, Switzerland, Israel and Russia. The Company can provide no assurance as to the timing of such approvals.

Employees

         At December 31, 1996, the Company had five (5) full-time employees. The Company also uses part-time or temporary help as needed in warehousing, mailing, shipping and packaging. Consultants and advisors are utilized as needed in marketing and sales. Commissioned personnel include four representatives overseas in addition to independent brokers that work with domestic accounts.

Item 2 - Description of Property
--------------------------------

         The Company's principal office is at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. The Company leases its offices and warehouse under an operating lease that expires on July 31, 1997. Future minimum annual lease obligations for the remaining term of the lease are as follows:


                         1997                   $  44,352
                                                =========


         The Company holds no other real estate interests.

Item 3 - Legal Proceedings
--------------------------

         In September 1996, Pershing Products, Inc. filed a lawsuit against the Company in Nevada state court, seeking monetary damages and an injunction to bar the Company's manufacturing, marketing and sales of LDL Tab(TM). The Company successfully defeated two attempts by Pershing to obtain a restraining order in Nevada. In a related proceeding, on September 13, 1996, the Company filed an action against Pershing and Dr. Jackie See in Federal District Court in Arizona to recover the Company's payments under an Exclusive Licensing Agreement related to the LDL Tab(TM) product, as well as other damages and relief. Nevada counsel for the Company has moved to dismiss the Nevada lawsuit in favor of the Company's Arizona action but the Company currently remains a defendant in Nevada.

         On October 10, 1995, St. Anthony's Parish of Somerville, MA and the Pious Society of Missionaries of St. Charles Boromeo, Inc. filed suit against Krystal Kleer, Inc. and included the Company as a defendant in the suit. The plaintiff filed its complaint in the Supreme Court of the State of New York, seeking repayment of three loans to Krystal Kleer for $100,000 each. The Company was named in the lawsuit as a result of a disclosure in its prior financial statements that it had issued certain common stock in exchange for all of the equipment, fixtures and furnishings of Krystal Kleer. The Company has moved for its dismissal as a defendant and a hearing has been set in April 28, 1997.

         A printing company previously filed suit against the Company in Arizona state court, alleging that the Company was responsible for obligations of Royal Products, Inc. The Company vigorously pursued its defense of this action, and the plaintiff recently agreed to dismiss their claims against the Company. The Company accepted this offer on February 5, 1997. The parties are currently in the process of finalizing the documentation of the dismissal.

         On March 3, 1997, former director and officer Georgia Aadland filed a demand for arbitration against the Company with the American Arbitration
Association. The demand briefly states that Ms. Aadland seeks $210,374 plus interest, attorney's fees and costs for a breach of an employment agreement, but does not further specify the nature of the claim. The Company will respond to the claim after it is able to learn the factual basis for Ms. Aadland's allegations.

         The Company's Management has determined, after investigation and consultation with the Company's legal counsel, that options to purchase shares of the Company's common stock, allegedly granted on January 1, 1993, to John A. Shannon (1,000,000), Karl H. Rullich (300,000), and Georgia Aadland (300,000) are legally invalid. Mr. Shannon, the former Chairman of the Board of the Company, contests the determination and may bring a claim against the Company seeking to enforce the alleged grant of options.

         Apart from the foregoing, the Company is involved in other non-material litigation or ordinary routine litigation incidental to its business as of December 31, 1996, which are not disclosed under this item. Reference should also be made to Note 18 of the financial statements, which is incorporated herein by this reference.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The Company's common stock under the registered name of Baywood International, Inc. was first quoted in May of 1992, and began trading on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BYWD".

         Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last eight quarters:

Year Ended December 31, 1996          High      Low
----------------------------          ----      ---

March 31, 1996                         .56      .31
June 30, 1996                          .57      .41
September 30, 1996                     .55      .40
December 31, 1996                      .60      .34

Year Ended December 31, 1995
----------------------------

March 31, 1995                        2.50     1.37
June 30, 1995                         2.25     1.06
September 30, 1995                    2.00      .88
December 31, 1995                     1.44      .31


         The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

         As of December 31, 1996, there were approximately 700 holders of record of the Company's common shares not including those shares held in brokerage accounts.

         Historically, the Company has not paid dividends on its common shares and has no present intention of paying dividends in 1997. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will necessarily be dependent on the earnings, financial condition, capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant.

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

General

         Private labeling is the focus of the Company's marketing strategy. The Company defines its role as a private label company by designating products with individual store or entity names. The Company creates distinct formulas with unique packaging and either produces a product to the customer's specifications or actually researches and develops a product for the customer. The Company also has available existing formulas, packaging designs, finished products and brand names for the customer to choose from to market, license or customize further, with emphasis on pure and natural ingredients. Products that are not necessarily new to the market such as aloe based products, bee pollen, royal jelly, propolis, toners, cleansers, creams and lift treatments are the types that have generated particular interest mostly in the Pacific Rim. The Company believes that in the decades ahead, increasing consumer consciousness regarding improved fitness, well being and health may cause consumers to refrain from products of chemical and artificial content.

         Since its inception, the Company has directed most of its sales efforts toward international markets and has established either distribution or registration of its products into companies in the Pacific Rim Countries (China, Malaysia, Hong Kong, Taiwan, Indonesia and Korea) as well as Europe (Italy, Germany, Austria, England and Switzerland). Establishing distribution into chain drug stores, grocery chains, network marketing companies and warehouse distributors in the United States is also part of the Company's marketing strategy. Although domestic sales now make up less than 4% of total net sales, the Company is attempting to build domestic distribution levels to more evenly balance its international distribution. All products are currently manufactured by subcontractors.

         During 1996 the Company continued strong sales of nutrition and dietary products to the Pacific Rim. The majority of distribution involved one particular product, Aloe Minerals Plus(TM), to one particular customer in China. Sales of beauty and hygiene products increased significantly. The increase in distribution was through one particular customer in China with several products in the La Vraie(TM) line such as cleanser, toner, nurture cream, activator and lift powder. During the last six months of 1995, expansion of one customer's distribution in the Far East was the major factor which gained sales volume for the Company's nutrition and dietary and beauty and hygiene lines for 1996. This customer accounted for 89.8% of total net sales. Net sales of nutrition and dietary and beauty and hygiene products comprised 68.2% and 31.4% of total net sales, respectively, for the year ended December 31, 1996.

         The Company's major source of revenue comes from several main nutrition and dietary and beauty and hygiene products that have proven to be the most highly demanded and desirable in the Far East including freeze dried aloe, bee pollen, propolis, royal jelly, cleanser, toner, lift treatment and skin cream. The Pacific Rim Countries will continually be an area of focus for the Company due to the high population of people demanding these products. Particular areas of focus include China, Malaysia, Hong Kong, Taiwan, Indonesia, Korea, Italy, Germany, Austria, England, Switzerland, Israel and Russia.

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

         The Company anticipates that future growth of its business will come from additional sales of existing products, introduction of new products and the continuous expansion in the international and domestic markets. The Company is currently evaluating several new products to bring to the market. The Company can provide no assurance as to the timing of any introduction or acceptance of new products.

Results of Operations

         The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated.


                                                            1996        1995
                                                              %           %
                                                              -           -
Net Sales                                                   100.0       100.0
Cost of Sales                                                58.4        68.5
                                                            -----       -----
Gross Profit                                                 41.6        31.5
S, G & A Expenses:
         Marketing                                           15.3        54.1
         General and Administrative                          17.7        88.3
         Research and Development                               -          .9
         Depreciation and Amortization                        1.3         3.7
Other (Income) and Expense - net                             (5.1)       45.9
                                                            -----       -----
Income (Loss) Before Income Taxes and Extraordinary Item     12.4      (161.5)
                                                            -----       -----
Income Tax Benefit                                            3.8           -
Income (Loss) Before Extraordinary Item                      16.2      (161.5)
Extraordinary Gain                                              -         4.4
Net Income (Loss)                                            16.2      (157.1)
                                                            =====      =======


Comparisons of Year 1996 to 1995:

         Net sales for the year ended December 31, 1996 were $4,000,139 compared to net sales of $1,726,684 for the year ended December 31, 1995, an increase of 131.7%. The increase in net sales is attributable to the increase in nutrition, dietary and beauty and hygiene product sold to the Far East, particularly to one major customer. In 1996 international sales represented 96.6% of the Company's sales compared to 79.1% for 1995. The decrease in domestic distribution is primarily due to one major order sold to a domestic customer in 1995 which did not recur in 1996. Distribution of the nutrition and dietary line remained as the main source of revenue for 1996. Net sales of the nutrition and dietary and beauty and hygiene lines for 1996 were $2,726,260 or 68.2% of net sales and $1,256,454 or 31.4% of net sales, respectively. Net sales of the nutrition and dietary and beauty and hygiene lines for 1995 were $1,537,338 or 89% of net sales and $160,001 or 9.3% of net sales, respectively. Sales of fragrances and animal health products in 1996 and 1995 were $17,425 and $29,345, respectively. These product lines are not considered to be significant in the Company's future operations. The Company did not actively market its fragrance and animal health products in 1996 and 1995. Due to high demand for nutrition and dietary products both domestically and internationally for health and well being, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the year ended December 31, 1996 was 41.6% compared to 31.5% in 1995. The increase in gross profit for the year ended December 31, 1996 is mainly due to more volume of higher margin products in the beauty and hygiene line sold to the Far East. Additionally, cost of sales in 1995 included an additional write-down of $100,000 in the Company's fragrance inventories.

         Impairment losses on intangible assets of $443,465 were incurred for the year ended December 31, 1995. Contracts and formula rights related to fragrance product lines, Scandinavian and other European distribution rights were written down to the net realizable values as estimated by the Company. The Company had not recognized significant revenue under these agreements and rights and estimates that significant costs would be incurred to market the fragrance line and generate future revenue. No impairment losses were incurred on any of the Company's remaining intangible assets for 1996.

         Marketing, general and administrative expenses for the year ended December 31, 1996 were $1,322,097, a decrease of 46.3%, compared to $2,460,060 for the same period ended December 31, 1995. The value of stock issued as payment for services rendered and higher general corporate expenditures in 1995 were the factors in the decrease in operational expenses for 1996. The value of common stock issued for services was $26,000 and $541,102 for the years ended December 31, 1996 and 1995, respectively. The Company incurred no research and development expense in 1996 compared to $15,000 for 1995 which was due to cash paid for clinical research on the Company's cholesterol reduction product, LDL Tab(TM).

         The Company issued 90,000 shares of its common stock in 1996 as payment for inducements made in 1995 to make loans to the Company. The Company had been estimating the value of these common shares and had recorded an accrual for estimated value at December 31, 1995 of $126,780. The value of the stock had dropped to $21,240 when it was actually issued and the obligation paid in 1996. The difference in the estimate resulted in a gain of $105,540 which is included in miscellaneous income for the year ended December 31, 1996. In addition, the Company had accrued expenses of $69,409 at December 31, 1995 that were settled or negotiated without payment. That amount is included in miscellaneous income for the year ended December 31, 1996.

         Net income (loss) before income taxes and extraordinary item for 1996 was $646,891 compared to $(2,788,136) for 1995. An extraordinary gain was recorded in 1995 for extinguishment of debt through the issuance of common stock. The value of the stock issued at the time of extinguishment was less than the carrying amount of the notes payable. There were no extraordinary gains or losses for the year ended December 31, 1996.

Other Information

         Interest Expense was $22,172 and $351,147 in 1996 and 1995, respectively, a 93.7% decrease due to the value that was recorded for common stock issued or to be issued as inducements to third parties to provide capital to the Company in 1995. In addition, the Company paid off all of its interest bearing debt as of June 1996.

         The majority of the Company's interest revenue was generated by the interest due from contracts with the sale of the right to distribute and use the products in the Aurore-B Line to Royal Products, Inc. The Company also keeps most of its cash in an interest-bearing money market account from which interest was earned in 1996.

         The nutritional products industry is highly competitive. There are many companies with greater financial strength and marketing and distribution capabilities than the Company. As indicated in industry publications, the industry is undergoing major restructuring as the United States market becomes saturated. Many recent acquisitions and mergers have positioned the industry for a global marketplace, including emerging markets in Latin America, Eastern Europe, and around the Pacific Rim countries.

         The Company recognizes that its business in natural products in the private label industry may be at risk because the Company is small and competes against better known companies with large advertising and marketing budgets and substantially greater sales volume and financial resources.

Capital Expenditures

         During 1996 and 1995, the Company purchased property and equipment of $1,571 and $9,036, respectively. As of December 31, 1996, the Company had no material commitments for capital expenditures.

Liquidity and Capital Resources

         As of December 31, 1996, the Company had $1,519,093 in current assets of which $768,952 was cash. Total current liabilities for the same period totalled $782,256. The balance of notes payable as of the end of 1996 was zero. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company believes that as it increases its sales volume, liquidity will improve greatly. Sales terms generally include either a 50% deposit at the time of the order and the balance prior to shipment or 100% payment prior to shipment for new customers. The Company has from time to time extended credit to its major customers once they have established good payment histories. The Company drop ships most of its shipments directly from the manufacturer and therefore does not require large inventories to satisfy customer demand. The need for significant working capital is not anticipated for accounts receivable and inventories due to timely turnover on accounts receivable and the use of drop shipments. Cash flows from financing activities in 1996 consisted of $800,000 raised through issuance of 1,466,147 common shares and 800,000 shares of redeemable preferred stock. These funds were used to pay off notes payable and reduce accounts payable.

         The Company neither anticipates any significant capital expenditures nor are material capital expenditures required to meet expected growth through existing operations. The Company may require additional capital and may attempt to raise capital through the sale of preferred and common stock and through private placements in the short and long term for the purpose of acquiring other companies. Management recognizes the need to expand its distribution not only through effective marketing of its current products in order to maintain its competitive position in the marketplace, but also through the acquisition of other companies in the same industry.

         At this time the Company does not anticipate any large expenditures of cash for research and development costs. Marketing costs associated with the distribution of new products will be paid for by cash flows from existing operating activities or by debt or equity financing.

Item 7 - Financial Statements and Supplementary Data
----------------------------------------------------

         An audited balance sheet for the year ended December 31, 1996 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 are set forth commencing on page 26.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         The Company's Amended Current Report on Form 8-K, filed January 24, 1996, reporting a change in auditors, is incorporated herein by reference as an exhibit to this Form 10-KSB and in response to this item.

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Directors and Executive Officers

Name                             Age    Position or Offices Held
----                             ---    ------------------------

Harvey J. Turner                 58     Chairman of the Board of Directors,
                                        President and Chief Executive Officer
Neil T. Reithinger               27     Director, Chief Financial Officer,
                                        Secretary and Treasurer
Karl H. Rullich                  63     Director
Stephen L. Kuehn                 50     Director
Glen Holt                        66     Director
Dr. Michael B. Shapiro, M.D.     41     Director
William Brin                     58     Director


         Mr. Harvey J. Turner was elected as a director and Chairman of the Board of Directors of the Company on April 19, 1996. He was also appointed President and Chief Executive Officer on the same date. Prior to his election and appointment, Mr. Turner acted as a consultant to the prior Chairman of the Board, John A. Shannon, from January to April 1996. Since 1985, he has also been the President of Turner Realty and Investments, a consulting and commercial real estate firm. From November 1993 to April 1996 he served as Chief Operating Officer and Executive Vice President of Action Performance Companies, Inc. a Tempe, Arizona automobile die casting company. He served as Executive Vice President of Carefree Leisure Products, a Tempe, Arizona spa manufacturing company, from November 1980 to November 1985. Mr. Turner also has over 25 years of retail industry experience serving companies such as May Department Stores, Yankee Department Stores and Paddock Pool & Casual World with responsibilities ranging from merchandising, purchasing and operations to executive management. He holds a Bachelors degree in business from Washington University at St. Louis, Missouri. Mr. Turner resides in Scottsdale, Arizona.

         Mr. Neil T. Reithinger was elected as a director on February 18, 1997. He was elected Chief Financial Officer, Secretary and Treasurer on October 28, 1996. Mr. Reithinger had been Controller of the Company since January 1994. Prior to joining the Company and from July 1992 through December

1993, Mr. Reithinger worked as operations specialist for Bank of America. He received a Bachelors degree in accounting from the University of Arizona in December 1992 and his certification as a Certified Public Accountant in April 1996.

         Mr. Karl H. Rullich has been a director since 1991. He has served as the Company's Director of International Sales since May 1996. Prior to April 19, 1996, he served as President, Chief Executive Officer and Treasurer of the Company. He worked as a Marketing Director, General Manager and Vice President for Pfizer Hospital Products Group in their international businesses and operations for over 25 years. Mr. Rullich holds a degree in economics from the Business College in Essen, Germany. He emigrated from Germany to the United States in 1956 and became a naturalized citizen in 1961.

         Mr. Kuehn has been a Director of the Company since 1991. Mr. Kuehn previously served as a consultant to the Company in the area of sales. He is currently President & C.E.O. of J.I.T. Medical Supply, Inc., a highly computerized disposable medical supply fulfillment house in Clearwater, Florida. He has domestic and international business experience including a number of years serving Pfizer. His last position was as Managing Director for Pfizer Hospital Products Group United European Division based in London. He served as International Managing Director and Partner of KBA Associates of Slough, England and as Sales Director of PMSI of Tampa, Florida. He attended Lycoming Pre-med and studied business at Penn State University.

         Mr. Holt has been a Director of the Company since 1992. As a rancher and successful breeder for over 35 years, Mr. Holt, is an expert on animal health and nutrition. He is a graduate from the University of Smith Cornel. He is married to actress Annette Funicello, who is associated with the Company's Cello by Annette(TM) fragrance line.

         Dr. Shapiro has been a director of the Company since August 1995. Dr. Shapiro is an ophthalmologist at the University of Wisconsin, Madison. He has also been Chairman of Davis Duehr Eye Associates, S.C. in Wisconsin since 1994 and is currently President of Eye-Deal Ocular Safety Products. Dr. Shapiro received his degree in medicine from the Washington University in St. Louis, Missouri. He completed his internship at Mercy Hospital and Medical Center at the University of San Diego and his residency at the University of Wisconsin, Madison. Dr. Shapiro has consulted for companies such as Bausch and Lomb, Allergan and Unilens.

         Mr. Brin served as a director of the Company from November 1995 to February 1997 and served as the Company's National Sales Manager from May 1996 to January 31, 1997. Prior to his work for the Company he was the President and Chief Executive Officer of FANS Publishing, Inc., a sports publishing company, from 1992 through 1995. He served as Executive Vice President in the area of sales and manufacturing for Interactive Media Technologies, Inc., a multi-media manufacturing firm, from 1989 to 1992. He is also a sales consultant to Karpro Marketing, Inc., a U.S. based distribution and marketing company in the healthcare field. He received his Bachelor of Science degree in 1963 from Depaul University.

         Ms. Linda Lee resigned from the Board of Directors on June 28, 1996. Ms. Georgia Aadland resigned from the Board of Directors on November 11, 1996. Mr. John Shannon resigned from the Board of Directors on December 13, 1996. None of the above-mentioned persons currently holds any position with the Company.

Compliance with Section 16(a) of the Exchange Act

         The following persons were, during the last fiscal year, either directors, officers, or beneficial owners of more than ten percent (10%) of a class of equity securities registered pursuant to Section 12 of the Exchange Act of 1934 and failed to file the following reports on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years and which have not previously been disclosed:

         William Brin filed one late Form 4 on December 9, 1996 reporting 8 transactions that were not reported on a timely basis and that should have been reported previously in four Forms 4.

         Karl Rullich filed one late Form 5 on January 28, 1997 reporting one transaction that was not reported on a timely basis and that should have been reported previously in a Form 4.

         William Brin filed one late Form 4 on December 9, 1996 reporting 8 transactions that were not reported on a timely basis and that should have been reported previously in a Form 4.

         Harvey Turner filed one late Form 5 on February 21, 1997 reporting one transaction that was not reported on a timely basis and that should have been previously reported on one Form 4.

         John Shannon timely filed a Form 5 on or about February 12, 1997 amending a prior Form 5 and reporting six transactions that were not reported on a timely basis and that should have been reported previously in four Forms 4.

Item 10 - Executive Compensation
--------------------------------

Officers

         Mr Karl Rullich served as the Company's Chief Executive Officer during fiscal years 1994 and 1995. Mr. Harvey Turner became the Company's Chief Executive Officer on April 19, 1996.

         The Company paid Mr. Rullich total salary and commission compensation of $43,962 during fiscal year 1996. Management has determined, after investigation and consultation with the Company's legal counsel, that options to purchase 300,000 shares of the Company's common stock, allegedly granted to Mr. Rullich on January 1, 1993 are legally invalid. In a letter dated January 30, 1997 and an Acknowledgement and Release of Invalid Options dated February 24, 1997, Mr. Rullich accepted the Company's determination regarding the invalidity of the options. Mr. Rullich also received $600 for a phone allowance during 1996 in his capacity as a director of the Company.

         The Company paid Mr. Harvey Turner total salary compensation of $81,000 during fiscal year 1996. In addition, Mr. Turner earned bonus compensation of $30,000 based on a bonus plan entered into on May 17, 1996 between Mr. Turner and the Company. Mr. Turner's bonus plan is attached to this Form 10-KSB as
Exhibit 10.4, which is incorporated herein by this reference. Mr. Turner also holds options, approved by the Company's Shareholders on August 29, 1996, to purchase 100,000 common shares at $0.52 per share, which expire April 18, 2006, and an additional 100,000 common shares at $0.52 per share effective April 19, 1997, which expire April 18, 2007. Mr. Turner's Stock Option Agreement is attached to this Form 10-KSB as Exhibit 10.5, which is incorporated herein by this reference. Mr. Turner received $40,000 cash and 100,000 shares of the Company's common stock in his capacity as a consultant to the Company from February 15, 1996 until his appointment as Chief Executive Officer on April 19, 1996. Mr. Turner also received a car allowance and phone allowance totalling $9,000 and $600, respectively, in his capacity as Chairman of the Board.

         Summary Compensation Table

         Summary compensation information for Mr. Karl Rullich, the Company's Chief Executive Officer, during the fiscal years ended 1995 and 1994 and from January 1, 1996 to April 19, 1996, and for Mr. Harvey Turner, the Company's Chief Executive Officer beginning April 19, 1996 (the only "named executive officers" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1)) is as follows:

      (a)         (b)         (c)            (d)         (e)         (f)             (g)              (h)            (i)
                                                        Other    Restricted
   Name and                                            Annual       Stock        Securities                       All Other
   Principal                                           Compen-     Awards        Underlying      LTIP Payouts   Compensation
   Position      Year     Salary ($)      Bonus ($)   sation ($)     ($)      Options/SARs (#)        ($)            ($)
   --------      ----     ----------      ---------   ----------     ---      ----------------        ---            ---

  Mr. Rullich     96        43,962           -0-          -0-        -0-             (1)              -0-          600 (2)
      CEO         95          -0-            -0-          -0-        -0-             -0-              -0-            -0-
                  94        21,875           -0-          -0-        -0-             -0-              -0-            -0-

Mr. Turner (3)    96        81,000         30,000         -0-      $26,550         200,000            -0-        49,600 (4)
      CEO         95           -              -            -          -               -                -              -
                  94           -              -            -          -               -                -              -


         (1) Subsequent to Management's determination that options to purchase 300,000 shares of the Company's common stock, allegedly granted to Mr. Rullich on January 1, 1993, were legally invalid, Mr. Rullich accepted the Company's determination in a letter dated January 30, 1997 and an Acknowledgement and Release of Invalid Options dated February 24, 1997.

         (2) The Company paid Mr. Rullich a phone allowance totalling $600 in fiscal year 1996 in his capacity as a Director of the Company.

         (3) Mr. Turner was elected Chairman of the Board and appointed as President and Chief Executive Officer on April 19, 1996.

         (4) The Company paid Mr. Turner a car allowance and phone allowance of $9,000 and $600, respectively, during fiscal year 1996 in his capacity as Chairman of the Board. Mr. Turner also received $40,000 cash and 100,000 shares of the Company's common stock in his capacity as a consultant to the Company.

Directors

         The Company's "outside" Directors not residing in Arizona each received compensation of $1,000 and reimbursement for travel related expenses during fiscal year 1996 associated with their attendance at the Company's annual meeting. During fiscal year 1996, Mr. Turner received a car allowance and phone allowance of $9,000 and $600, respectively, in his capacity as Chairman of the Board. Mr. Rullich received a phone allowance of $600 during fiscal year 1996, in his capacity as a Director of the Company.

         Director Compensation Table

        (a)                 (b)                (c)(1)             (d)(2)             (e)(3)          (f)
                                                                                                  Number of
                                                                                                 Securities
                      Annual Retainer                         Consulting          Number of      Underlying
       Name              Fees ($)       Meeting Fees ($)  Fees/Other Fees ($)    Shares (#)   Options/SARs (#)
       ----              --------       ----------------  -------------------    ----------   ----------------

   Harvey Turner            -0-                -0-              49,600             100,000           -0-

   Karl Rullich             -0-                -0-                600                -0-             -0-

   Stephen Kuehn            -0-               1,000               -0-                -0-             -0-

     Glen Holt              -0-               1,000               -0-                -0-             -0-

Dr. Michael Shapiro         -0-               1,000               -0-                -0-             -0-

   William Brin             -0-                -0-                -0-              100,000           -0-


         (1) Each "outside" Director not residing in Arizona (Messrs. Holt, Kuehn and Shapiro) each received compensation of $1,000 and reimbursement for travel related expenses during fiscal year 1996 associated with their attendance at the Company's annual meeting.

         (2) Mr. Turner received a car allowance and a phone allowance of $9,000 and $600, respectively, in his capacity as Chairman of the Board. Mr. Turner also received $40,000 cash and 100,000 shares of the Company's common stock in his capacity as a consultant to the Company. Mr. Rullich received a phone allowance of $600 in his capacity as a Director of the Company.

         (3) Mr. Brin received 100,000 restricted common shares valued at $26,000 in his capacity as a consultant to the Company during fiscal year 1996. Mr. Brin resigned his position as National Sales Manager on January 31, 1997 and resigned as a director on February 5, 1997. He currently holds no position with the Company. Mr. Turner also received $40,000 cash and 100,000 shares of the Company's common stock in his capacity as a consultant to the Company.

Employment Contracts

         The Company entered into an employment contract with Harvey Turner on July 19, 1996. The employment contract includes the grant of stock options, subsequently approved by shareholders on August 29, 1996 and subject to his continued employment for two years, to purchase 100,000 shares of Common Stock at a purchase price of $0.52 per share exercisable immediately and until April 18, 2006 and 100,000 shares of Common Stock at a purchase price of $0.52 per share exercisable on April 19, 1997 and until April 18, 2007. Mr. Turner's contract also includes a $12,000 annual automobile allowance and a lump sum equal to 12 months compensation if the Company terminates his employment without cause.

         The following table summarizes certain terms and conditions of the employment contracts.

                                       1995       1996 and 1997
                 Common Stock          ----       -------------
    Name        Option (Shares)    Compensation   Compensation
    ----        ---------------    ------------   ------------

Harvey Turner   1996 - 100,000          -         1996 - $108,000
                1997 - 100,000                    1997 - $125,000


    Additional Information Concerning the Board of Directors of the Company

         During 1996, the Board of Directors held four meetings. All directors attended at least 75% of the meetings. In addition to regularly scheduled meetings, a number of directors were involved in numerous informal meetings with management, offering advice and suggestions on a broad range of corporate matters.

                           BAYWOOD INTERNATIONAL, INC.

         On October 28, 1996, the Board of Directors approved the following changes in the Company's management and on February 18, 1997, pursuant to
Article  II,  section  2 of the  Bylaws,  filled  one  vacancy  in the  Board of
Directors:

NAME              PRIOR POSITION(S) HELD     CURRENT POSITION(S)
----              ----------------------     -------------------

Neil Reithinger   Controller                 Director, Chief Financial Officer,
                                               Secretary and Treasurer

Item 11 -  Security  Ownership  of Certain  Beneficial  Owners,  Management  and
--------------------------------------------------------------------------------
Changes in Control
------------------

         The following table sets forth certain information regarding shares of common stock beneficially owned as of February 20, 1997 by (i) each person or group, known to the Company, who beneficially owns more than 5% of the common stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 17,523,115 shares outstanding on February 20, 1997 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:


         Security Ownership of Certain Beneficial Owners

      (1)                          (2)                            (3)              (4)
                                                         Amount and Nature of  Percent of
                                                         --------------------  ----------
Title of Class    Name and Address of Beneficial Owner     Beneficial Owner       Class
--------------    ------------------------------------     ----------------       -----

    Common                  John Shannon (1)                   3,372,000         19.27%
                             Scottsdale, AZ


    Common                    Linda Lee (2)                    1,466,147          8.38%
                            Hong Kong, China


    Common                Ronald Patterson (3)                  894,000           4.96%
                            Robbinsville, NJ

(1) Mr. Shannon resigned as a director and as Vice Chairman of the Board of Directors on December 13, 1996. Mr. Shannon beneficially owns 3,372,000 common shares of which he holds 748,000 directly of record and 2,200,000 jointly with his wife, Darlene Shannon through JDS
         Investments Limited Partnership, an estate planning vehicle. Mr. Shannon is the beneficial owner of 424,000 common shares which are held of record or beneficially by Royal Products, Inc. (7,000), Krystal Kleer, Inc. (100,000), and Desert Health Products, Inc. (317,000). Mr. Shannon owns 70% of the outstanding stock of Royal Products, Inc., 80% of the outstanding stock of Krystal Kleer, Inc., and 100% of the outstanding stock of Desert Health Products, Inc. Management has determined, after investigation and consultation with the Company's legal counsel, that options to purchase 1,000,000 shares of the Company's common stock, allegedly granted to Mr. Shannon on January 1, 1993, are legally invalid. Mr. Shannon contests the determination and may bring a claim against the Company seeking to enforce the alleged options.

(2) Ms. Lee is a citizen of Hong Kong, China and a prior director of the Company. Ms. Lee holds 1,466,147 common shares. She also holds 800,000 preferred shares which may each be converted to one common share or redeemed for cash on May 6, 1997, provided that certain conditions are met regarding the average share price of the Company's common shares. Ms. Lee communicated to the Company that she has no present intention to convert or redeem her preferred shares.

(3) Mr. Patterson owns 394,000 common shares and holds an option, dated May 4, 1995, and expiring May 4, 2000, to purchase 500,000 common shares at $1.00 per share.

         Security Ownership of Management

      (1)                         (2)                            (3)               (4)
                                                        Amount and Nature of   Percent of
                                                        --------------------   ----------
Title of Class   Name and Address of Beneficial Owner     Beneficial Owner        Class
--------------   ------------------------------------     ----------------        -----

    Common               Harvey Turner (1)(8)                  870,000            4.92%
                            Scottsdale, AZ

    Common              Neil Reithinger (2)(8)                 44,000             0.25%
                            Scottsdale, AZ

    Common              Karl H. Rullich (3)(8)                 540,000            3.08%
                            Scottsdale, AZ

    Common                 Stephen Kuehn (8)                   117,000            0.67%
                               Tampa, FL

    Common                 Glen Holt (4)(8)                    275,000            1.57%
                              Encino, CA

    Common              Dr. Michael Shapiro (8)                160,000            0.91%
                              Madison, WI

    Common                 William Brin (5)                    30,000             0.17%
                            Scottsdale, AZ

    Common                Georgia Aadland (6)                  412,100            2.36%
                            Scottsdale, AZ

    Common                 John Shannon (7)                   3,372,000          19.27%
                            Scottsdale, AZ

    Common            All Officers and Directors              5,820,100          33.26%
                         as a Group (1) - (8)


(1) Mr. Turner is the Chairman of the Board of Directors and the President and Chief Executive Officer of the Company. Mr. Turner holds 670,000 common shares and options, approved by the Company's Shareholders on August 29, 1996, to purchase 100,000 common shares at $0.52 per share, which expire April 18, 2006, and an additional 100,000 common shares at $0.52 per share effective April 19, 1997, which expire April 18, 2007.

(2) Mr. Reithinger is a director and the Secretary, Treasurer and Chief Financial Officer of the Company. He holds 24,000 common shares and an option, granted January 29, 1997, which expires January 29, 2007 to purchase 20,000 common shares at $0.42 per share. Members of Mr. Reithinger's immediate family hold an additional 154,000 common shares for which Mr. Reithinger disclaims all beneficial interest and control.

(3) Mr. Rullich is a director. Mr. Rullich beneficially owns 515,000 shares, 150,000 shares of which are owned in joint tenancy with his wife, Florence Rullich. He also holds an option, granted January 29, 1997, which expires January 29, 2007, to purchase 25,000 common shares at $0.42 per share. Management has determined, after investigation and consultation with the Company's legal counsel, that options to purchase 300,000 shares of the Company's common stock, allegedly granted to Mr. Rullich on January 1, 1993, are legally invalid. In a letter dated January 30, 1997 and an Acknowledgment and Release of Invalid Options dated February 24, 1997, Mr. Rullich accepted the Company's determination regarding the invalidity of the options.

(4) Mr. Holt directly owns 125,000 common shares. He also beneficially owns 150,000 common shares held by his wife Annette Funicello, who is associated with the Company's Cello by Annette(TM) fragrance line.

(5) Mr. Brin resigned as a director on February 5, 1997 and currently holds no position with the Company.

(6) Ms. Aadland resigned as a director on November 11, 1996 and currently holds no position with the Company. Management has determined, after investigation and consultation with the Company's legal counsel, that options to purchase 300,000 shares of the Company's common stock, allegedly granted to Ms. Aadland on January 1, 1993, are legally invalid.

(7) Mr. Shannon resigned as a director and as Vice Chairman of the Board of Directors on December 13, 1996. He currently holds no position with the Company. Mr. Shannon beneficially owns 3,372,000 common shares of which he holds 748,000 directly of record and 2,200,000 jointly with his wife, Darlene Shannon through JDS Investments Limited Partnership, an estate planning vehicle. Mr. Shannon is the beneficial owner of 424,000 common shares which are held of record or beneficially by Royal Products, Inc. (7,000), Krystal Kleer, Inc. (100,000), and Desert Health Products, Inc. (317,000). Mr. Shannon owns 70% of the outstanding stock of Royal Products, Inc., 80% of the outstanding stock of Krystal Kleer, Inc., and 100% of the outstanding stock of Desert Health Products, Inc. Management has determined, after investigation and consultation with the Company's legal counsel, that options to purchase 1,000,000 shares of the Company's common stock, allegedly granted to Mr. Shannon on January 1, 1993, are legally invalid. Mr. Shannon contests the determination and may bring a claim against the Company seeking to enforce the alleged options.

(8)      Director

         Changes in Control

         On April 11, 1996, the Company agreed to issue 1,466,147 common shares, representing 10% of the outstanding shares as of December 31, 1995, and 800,000 preferred shares in a private placement to Linda Lee, an independent investor and citizen of Hong Kong. Linda Lee subsequently was elected to a vacancy on the Board of Directors, but resigned from such position on June 28, 1996. The rights and limitations of the preferred shares held by Lee include the right to convert such shares to common stock or redeem the shares for cash on May 6, 1997, provided that certain conditions are met regarding the average share price of the Company's common shares. Ms. Lee communicated to the Company that she has no intention to convert or redeem her preferred shares.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

         The Company issued an aggregate of 100,000 restricted shares to Karl H. Rullich on January 24, 1995 in satisfaction of a note payable from the Company dated September 9, 1994. Mr. Rullich was the President and Chief Executive Officer of the Company at the time of the issue.

         Prior to becoming a director and officer of the Company, Mr. Turner acted as a consultant to the prior Chairman of the Board, John A. Shannon, from January to April 1996. As a finder's fee for his work as a consultant in the private placement with Linda Lee, the Company issued 100,000 common shares to Mr. Turner on May 9, 1996. As general compensation for his work as a consultant, Mr. Turner received 500,000 common shares from Aloe Vera Development Corporation, in a private placement in satisfaction of agreements with Mr. Shannon dated February 12, 1996. Mr. Turner and Mr. Shannon personally guaranteed the repayment of $800,000 to Ms. Linda Lee in a letter dated April 22, 1996. A copy of the guarantee is attached as Exhibit 10.8 and incorporated herein by this reference.

         On May 17, 1996, the Company entered into bonus plans with Mr. Turner and Mr. Reithinger. Copies of the plans are set forth at Exhibits 10.4 and 10.6 and are incorporated herein by this reference. At the time of entry into the plans, Mr. Turner was a director and an officer of the Company and Mr. Reithinger was an employee.

         The Company issued an aggregate of 100,000 restricted shares to Mr. William Brin on July 9, 1996 in satisfaction of past compensation owed. Mr. Brin was a director and the Company's National Sales Manager at the time of the issue.

         On May 3, 1996, the Company paid $111,000 in cash to Dr. Michael Shapiro in repayment of all of the principal and certain interest due under a note payable. On September 20, 1996, the Company issued 30,000 shares to Dr. Shapiro in satisfaction of the remaining interest payable under the note. At the time of the payments and issuance of stock, Dr. Shapiro was a director of the Company.

         On August 9, 1995 the Company issued 364,000 restricted shares to pay the principal and interest due under a note payable to Ronald Patterson. On September 20, 1996, the Company issued an additional 30,000 restricted shares in satisfaction of the remainder of interest due to Mr. Patterson. At the time of the issuances, Mr. Patterson was a greater than 5% beneficial holder of the Company's common shares.

         Under the terms of a January 8, 1993 agreement between the Company and Royal Products, Inc. ("Royal") for the sale to Royal of certain sales and distribution rights relating to the Aurore-B beauty and hygiene line, Royal is obligated to make annual payments to the Company including principal and interest on July 1st of each year after July 1, 1993. John A. Shannon is a director, officer and 70% shareholder of Royal.

         Royal defaulted on the agreement by failing to make its July 1, 1996 payment. On September 25, 1996, in response to the Company's demands, Royal and the Company entered a Payment Agreement to extend the payment date to October 25, 1996. The Payment Agreement provided that the delinquent payment amount would be increased to reflect an interest penalty and that Royal would immediately pay $5,000 against principal and deliver shares of the Company's common stock as collateral for the remainder of the delinquent amount. Royal paid the $5,000 on September 25, 1996 and delivered certificates for shares of the Company's common stock as collateral, but failed to make any payment on October 25, 1996. Upon Royal's failure to meet the Payment Agreement terms, the Company executed on the collateral by cancelling the shares of common stock and returning them to treasury. On February 18, 1997, the Board of Directors took action to return all shares in treasury to the status of authorized and unissued shares.

Item 13 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit Number   Exhibit Name                                              Method of Filing
--------------   ------------                                              ----------------

3.1              Articles of Incorporation, as amended                     *

3.2              By-Laws                                                   **

4.1              Specimen Common Stock Certificate                         ***

4.2              Description of Common Stock                               ****

4.3              Specimen Preferred Stock Certificate                      *****

4.4              Conditions of Preferred Certificate                       ******

10.1             1996 Incentive Stock Option Plan                          *******

10.2             Consulting Agreement dated February 15, 1996, between     Exhibit filed herewith
                 Baywood International, Inc. and Harvey Turner

10.3             Employment Agreement dated July 30, 1996, between         Exhibit filed herewith
                 Baywood International, Inc. and Harvey Turner

10.4             Bonus Plan dated May 17, 1996, between Baywood            Exhibit filed herewith
                 International, Inc. and Harvey Turner

10.5             Stock Option Agreement dated July 30, 1996 between        Exhibit filed herewith
                 Baywood International, Inc. and Harvey Turner.

10.6             Bonus Plan dated May 17, 1996, between Baywood            Exhibit filed herewith
                 International, Inc. and Neil Reithinger

10.7             Personal Guarantee of Harvey Turner and John Shannon      Exhibit filed herewith
                 related to agreement dated April 11, 1996, between
                 Baywood International, Inc. and Linda Lee

16.1             Amended Current Report on Form 8-K, regarding a change    ********
                 in auditors

27.1             Financial Data Schedule                                   Exhibit filed herewith

* Incorporated by reference to Exhibit 3.1 of annual report on Form 10-KSB (file no. 33- 10236) filed on April 18, 1996.

**                Incorporated   by  reference  to  Exhibit  3  of  Registration
Statement on Form S-1 (file no. 33-10236) filed on January 27, 1987, and declared effective on February 14, 1988.

***               Incorporated   by  reference  to  Exhibit  1  of  Registration
Statement  on Form 8-A (File no.

022024) filed on July 2, 1993, and declared effective on July 9, 1993.

****              Incorporated by reference to page 31 of Registration Statement on Form S-1 (file no. 33- 10236) filed on January 27, 1987, and declared effective on February 14, 1988.

*****             Incorporated  by reference to Exhibit 4.3 of annual  report on
Form 10-KSB (file no. 33- 10236) filed on April 18, 1996.

******            Incorporated  by reference to Exhibit 4.4 of annual  report on
Form 10-KSB (file no. 33- 10236) filed on April 18, 1996.

*******           Incorporated   by  reference  to  Exhibit  1  of  Registration
Statement on Form S-8 (file no. 33-10236) filed on November 22, 1996.

********          Incorporated  by reference to the  Company's  Amended  Current
Report on Form 8-K (file no. 33-10236) filed January 24, 1996.

         (b)      Reports on Form 8-K

         Subsequent to the year ended December 31, 1995, on January 24, 1996, the Company filed an Amended Current Report on Form 8-K, which is included as an exhibit hereto (incorporated by reference in Item 13(a)) to report a change in accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March 04, 1997                     /s/  Harvey Turner
Baywood International, Inc.                -------------------------------------
                                           Harvey Turner
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


SIGNATURE                   TITLE                                        DATE
---------                   -----                                        ----

                            Chairman of the Board of Directors,
/s/  Harvey Turner          President and Chief Executive Officer      03/04/97
-------------------------
Harvey Turner

                            Director, Chief Financial Officer,
/s/  Neil Reithinger        Secretary and Treasurer                    03/04/97
-------------------------
Neil Reithinger


/s/  Karl H. Rullich        Director                                   03/04/97
-------------------------
Karl H. Rullich


/s/  Stephen L. Kuehn       Director                                   03/04/97
-------------------------
Stephen L. Kuehn


/s/  Glen Holt              Director                                   03/04/97
-------------------------
Glen Holt


/s/  Dr. Michael Shapiro    Director                                   03/04/97
-------------------------
Dr. Michael Shapiro

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 1996 and 1995

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                  PAGE
                                                                  ----

REPORT OF INDEPENDENT AUDITORS                                     27

BALANCE SHEET AS OF DECEMBER 31, 1996                              28

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         DECEMBER 31, 1996 AND 1995                                29

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED DECEMBER 31, 1996 AND 1995                             30

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
         DECEMBER 31, 1996 AND 1995                              31 - 32

NOTES TO FINANCIAL STATEMENTS                                    33 - 46

KING, WEBER & ASSOCIATES, P.C.          1400 East Southern Avenue          Telephone (602) 730-6023
Certified Public Accountants            Suite 735                          Facisimile (602) 730-5976
                                        Tempe, Arizona 85285


                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


To the Stockholders and Board of Directors of Baywood International, Inc.:

We have audited the accompanying balance sheet of Baywood International, Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 1996, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



KING, WEBER & ASSOCIATES, P.C.

Tempe, Arizona
February 18, 1997

AMERICAN  INSTITUTE  OF  CERTIFIED  PUBLIC  ACCOUNTANTS  o TAX  DIVISION AND SEC
                                PRACTICE SECTION

                ARIZONA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                                         BAYWOOD INTERNATIONAL, INC.

                                                BALANCE SHEET
                                                -------------
                                           As of December 31, 1996

                                                   ASSETS
                                                   ------
CURRENT ASSETS
      Cash and equivalents                                                               $          768,952
      Accounts receivable (Notes 7 and 10)                                                          503,826
      Inventories (Note 3)                                                                           79,517
      Interest receivable                                                                             7,648
      Deferred income taxes (Note 13)                                                               150,000
      Prepaid expenses and other current assets                                                       9,150
                                                                                        --------------------
       Total current assets                                                                       1,519,093
                                                                                        --------------------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation of $84,010)                                             38,269
                                                                                        --------------------

OTHER ASSETS
      Note receivable - related party (Notes 5 and 10)
            (net of allowance of $73,466)                                                            73,426
      Contracts & marketing rights (Note 16)
            (net of accumulated amortization of $57,318)                                             97,583
      Formulas & product lines (Note 16)
            (net of accumulated amortization of $57,318)                                             97,583
                                                                                        --------------------
            Total other assets                                                                      268,592
                                                                                        ====================
                  Total assets                                                           $        1,825,954
                                                                                        ====================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------

CURRENT LIABILITIES
      Accounts payable                                                                   $          644,951
      Sales commissions payable                                                                     130,179
      Accrued liabilities                                                                             7,126
                                                                                        --------------------
            Total current liabilities                                                               782,256
                                                                                        --------------------

REDEEMABLE PREFERRED STOCK - $1 par and redemption value (Note 6)                                   800,000
                                                                                        --------------------

STOCKHOLDERS' EQUITY
      Preferred Stock, $1 par value,
         10,000,000 shares authorized (Note 6)                                                       35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 17,593,115 shares
         issued and 17,498,115 outstanding (Notes 11 and 12)                                         17,593
      Additional paid-in capital (Note 15)                                                        5,510,144
      Treasury stock at cost (Note 11)                                                              (96,100)
      Accumulated deficit (Note 15)                                                              (5,222,939)
                                                                                        --------------------
            Total stockholders' equity                                                              243,698
                                                                                        ====================
                  Total liabilities and stockholders' equity                             $        1,825,954
                                                                                        ====================
                               See accompanying notes to financial statements.
                                                    -28-

                                         BAYWOOD INTERNATIONAL, INC.

                                          STATEMENTS OF OPERATIONS
                                          ------------------------


                                                                           Year ended December 31,
                                                                        1996                     1995
                                                                  -----------------        -----------------
NET SALES                                                          $     4,000,139          $     1,726,684

COST OF SALES                                                            2,334,201                1,182,894
                                                                  -----------------        -----------------
      Gross profit                                                       1,665,938                  543,790
                                                                  -----------------        -----------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                                   612,215                  934,843
      General and administrative expenses                                  709,882                1,525,217
      Research and development                                                 -                     15,000
      Depreciation and amortization                                         51,270                   64,403
                                                                  -----------------        -----------------
            Total selling, general and administrative expenses           1,373,367                2,539,463
                                                                  -----------------        -----------------
                  Operating profit (loss)                                  292,571               (1,995,673)
                                                                  -----------------        -----------------

OTHER INCOME (EXPENSE):
      Write-down of impaired intangible assets (Note 16)                     -                     (443,465)
      Interest income                                                       25,252                   16,514
      Miscellaneous expense                                                 (1,086)                 (14,365)
      Miscellaneous income (Notes 7 and 12)                                202,376                      -
      Interest expense                                                     (22,172)                (351,147)
                                                                  -----------------        -----------------
            Total other income (expense)                                   204,370                 (792,463)
                                                                  -----------------        -----------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                   496,941               (2,788,136)

INCOME TAX BENEFIT                                                         149,950                     -
                                                                  -----------------        -----------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                    646,891               (2,788,136)

EXTRAORDINARY GAIN:  EXTINGUISHMENT OF DEBT (Note 14)                        -                       76,742
                                                                  -----------------        -----------------

NET INCOME (LOSS)                                                  $       646,891          $    (2,711,394)
                                                                  =================        =================

INCOME (LOSS) PER COMMON SHARE AND EQUIVALENT:
      Before extraordinary item                                    $         0.037          $        (0.206)
      Extraordinary item                                                     -                        0.005
                                                                  -----------------        -----------------
NET INCOME (LOSS) PER COMMON SHARE                                 $         0.037          $        (0.201)
                                                                  =================        =================

WEIGHTED AVERAGE OF COMMON SHARES
    AND EQUIVALENTS OUTSTANDING                                         17,440,620               13,523,066
                                                                  =================        =================

                               See accompanying notes to financial statements.
                                                    -29-

                           BAYWOOD INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------

                                                                                                                       Additional
                                                          Preferred Stock                    Common Stock               Paid-in
                                                    Shares           Amount           Shares           Amount           Capital
                                                --------------   ---------------  --------------   ---------------   --------------
BALANCE, DECEMBER 31, 1994                          1,210,500     $   1,210,500      12,538,857     $      12,539     $  2,821,573

    Issuance of common stock for cash                                                   878,111               878          733,566

    Issuance of common stock for services,
        debt conversion expense and
        conversion of notes payable                                                   1,244,500             1,245        1,466,255

    Purchase of treasury stock at cost
NET LOSS
                                                --------------   ---------------  --------------   ---------------   --------------
BALANCE, DECEMBER 31, 1995                          1,210,500     $   1,210,500      14,661,468     $      14,662     $  5,021,394

    Issuance of common and preferred stock            800,000           800,000       1,466,147             1,466           (1,466)
        stock for cash

    Reclassification from stockholders' equity
        for redemption feature of preferred stock    (800,000)         (800,000)

    Conversion of preferred to common stock        (1,175,500)       (1,175,500)      1,175,500             1,176        1,174,324

    Issuance of common stock for services
        and for payment of interest payable                                             290,000               290           47,050

    Fees paid in connection with offering of
        common and preferred stock                                                                                         (82,729)

    Reclassification (Note 15)                                                                                            (648,429)

    Receipt of common stock as payment
        for Note Receivable (Note 5)
NET INCOME
                                                ==============   ===============  ==============   ===============   ==============
BALANCE, DECEMBER 31, 1996                             35,000     $      35,000      17,593,115     $      17,593     $  5,510,144
                                                ==============   ===============  ==============   ===============   ==============

                                                           Treasury          Accumulated
                                                             Stock             Loss             Total
                                                        ---------------   --------------   ---------------
BALANCE, DECEMBER 31, 1994                               $         -       $ (3,806,867)    $     237,745

    Issuance of common stock for cash                                                             734,444

    Issuance of common stock for services,
        debt conversion expense and
        conversion of notes payable                                                             1,467,500

    Purchase of treasury stock at cost                         (62,500)                           (62,500)
NET LOSS                                                                    (2,711,394)        (2,711,394)
                                                        ---------------   --------------   ---------------
BALANCE, DECEMBER 31, 1995                               $     (62,500)   $ (6,518,261)     $    (334,205)

    Issuance of common and preferred stock                                                        800,000
        stock for cash

    Reclassification from stockholders' equity
        for redemption feature of preferred stock                                                (800,000)

    Conversion of preferred to common stock                                                            -

    Issuance of common stock for services
        and for payment of interest payable                                                        47,340

    Fees paid in connection with offering of
        common and preferred stock                                                                (82,729)

    Reclassification (Note 15)                                                 648,429                 -

    Receipt of common stock as payment
        for Note Receivable (Note 5)                           (33,600)                           (33,600)
NET INCOME                                                                     646,891            646,891
                                                        ===============   ==============   ===============
BALANCE, DECEMBER 31, 1996                               $     (96,100)    $(5,222,939)     $     243,698
                                                        ===============   ==============   ===============

                 See accompanying notes to financial statements

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                           Year ended December 31,
                                                                                            1996           1995
                                                                                         -----------    -----------
OPERATING ACTIVITIES:
      Net income (loss)                                                                  $   646,891    $(2,711,394)
      Adjustments to reconcile net income (loss) to cash used in operating activities:
               Depreciation and amortization                                                  51,270         64,403
               Issuance of common stock as payment for services performed                     26,000        541,102
               Gain recognized in settlement of trade accounts payable                       (69,409)          --
               Extraordinary gain on extinguishment of debt                                     --          (76,742)
               Gain recognized for change in common stock valuation
                  related to interest accrual payment                                        (98,903)          --
               Loss on sale of computers and equipment                                         1,061           --
               Net decrease in inventory reserve                                             (13,866)          --
               Allowance on note receivable                                                   73,466           --
               Common stock issued as part of debt conversion expense                           --          147,783
               Common stock issued as payment for interest on notes                           21,240        175,356
               Common stock received as payment of interest on note receivable               (20,340)          --
               Write-down of intangible assets                                                  --          443,465
               Deferred income taxes                                                        (150,000)          --
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                                         (469,039)       (27,151)
                  Decrease in interest receivable                                                610          2,143
                  (Increase) decrease in inventory                                           165,001         (2,765)
                  (Increase) in prepaid expenses                                              (6,028)        (1,122)
                  Increase (decrease) in interest payable                                    (42,770)        96,682
                  Increase (decrease) in customer deposits                                   (16,140)        16,140
                  Increase in accounts payable and accrued liabilities                       272,119        393,139
                                                                                         -----------    -----------
                              Net cash provided (used) by operating activities               371,163       (938,961)
                                                                                         -----------    -----------

INVESTING ACTIVITIES:
      Proceeds on sale of computers and equipment                                              1,280           --
      Purchase of furniture, computers and equipment                                          (1,571)        (9,036)
      Principal payments received on note receivable                                           5,000         16,895
                                                                                         -----------    -----------
                              Net cash provided by investing activities                        4,709          7,859
                                                                                         -----------    -----------

                           BAYWOOD INTERNATIONAL, INC.

                        ---------------------------------

FINANCING ACTIVITIES:
      Issuance of common and preferred stock for cash                                        800,000        734,444
      Fees paid in connection with offering of common and preferred stock                    (82,629)          --
      Purchase of treasury stock                                                                --          (62,500)
      Proceeds from notes payable                                                             50,000        562,000
      Principal payments on notes payable                                                   (482,000)      (450,000)
                                                                                         -----------    -----------
                              Net cash provided by financing activities                      285,371        783,944
                                                                                         -----------    -----------

CASH AND EQUIVALENTS PROVIDED (USED) DURING YEAR                                             661,243       (147,158)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                                      107,709        254,867
                                                                                         ===========    ===========
CASH AND EQUIVALENTS, END OF YEAR                                                        $   768,952    $   107,709
                                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
              Interest                                                                   $    38,126    $    79,367
              Income taxes                                                               $        50    $        50

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Conversion of notes payable with common stock                                      $      --      $   680,000
      Principal payment received on note receivable
        in the Company's common stock                                                    $    13,260    $      --

                 See accompanying notes to financial statements

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The focus of Baywood International, Inc. is private labeling consumer related products. The Company defines its role as a private label company by designating products with individual store or entity names. The Company creates distinct formulas with unique packaging and either produces a product to the customer's specifications or actually researches and develops a product for the customer. The Company also has available existing formulas, packaging designs, finished products and brand names for the customer to choose from to market, license or customize further, with emphasis on pure and natural ingredients.

         Since its inception, the Company has directed most of its sales efforts toward international markets and has established either distribution or registration of its products into companies in the Pacific Rim Countries (China, Malaysia, Hong Kong, Taiwan, Indonesia and Korea) as well as Europe (Italy, Germany, Austria, England and Switzerland). Establishing distribution into chain drug stores, grocery chains, network marketing companies and warehouse distributors in the United States is also part of the Company's marketing strategy.

         The Company operates in one industry segment which is consumer products in the health and beauty industry. Due to the nature of the products, production processes, markets and marketing methods, the Company considers its business to revolve around one industry segment.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
-------------------

         Revenue is recognized when the product is shipped. A majority of the product is shipped to the customer directly from the Company's suppliers and manufacturers. Payments from customers prior to shipment are recorded as customer deposits. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. Sales returns historically have not been significant.

Property, Equipment and Depreciation
------------------------------------

         Furniture, fixtures, computers and equipment are depreciated using the straight-line method over their estimated useful lives of five years.

Cash and Equivalents
--------------------

         The Company considers cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories
-----------

         Inventories consist of finished product, packaging and labelling materials and are recorded at the lower of cost or market on a first-in, first-out basis.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995


Intangible Assets
-----------------

         The cost of marketing rights, contracts, investments in formulas and product lines acquired by the issuance of preferred or common stock was recorded at fair value of the stock issued or assets acquired. Fair value of restricted common stock issued to acquire the assets was generally considered to be the average bid price during the thirty day period prior to the transaction, discounted 50 percent for the restrictions imposed on sale or transfer of the stock for two years from date of issuance.

         Intangible assets are amortized on a straight line basis over ten years. The Company evaluates the carrying value of intangible assets based on estimated future cash flows from product sales to which the specific contracts, rights or formulas relate.

Common Stock Issued for Services Rendered
-----------------------------------------

         The Company has issued common stock to some of its employees and to consultants and advisors as payment for services rendered. Stock issued for services performed is recorded at the fair market value of the stock issued. Fair market value is considered to be the average bid price during the approximate period when the services were rendered. If the shares are restricted, they are discounted 50 percent for the restrictions imposed on sale or transfer of the stock for two years from date of issuance.

Stock-Based Compensation
------------------------

         In accordance with Statements of Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in Note 11.

Income Taxes
------------

         The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Income (Loss) Per Share
-----------------------

         Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Redeemable preferred stock is considered a common stock equivalent and is included in the weighted average number of shares outstanding. Outstanding options were not considered in the calculation because the effect of their inclusion would be antidilutive.

Advertising Expenses
--------------------

         The Company expenses advertising costs as incurred. Advertising expense totaled approximately $24,000 and $198,000 for the years ended December 31, 1996 and 1995, respectively, and is included in marketing expenses in the accompanying financial statements.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995


Financial Instruments
---------------------

         Financial instruments consist primarily of cash, accounts receivable, a related party note receivable and obligations under accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short term maturity of those instruments. The Company has not determined the fair value of the note receivable due to the related party nature of the note and the difficulty in evaluating the credit worthiness of the related party.

Use of Estimates
----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - INVENTORIES

Nutrition and Dietary                                           $   54,091
Beauty and Hygiene (including fragrances - net of allowance)        15,182
Animal Health                                                       10,244
                                                                ----------
                                                                $   79,517
                                                                ==========


         Inventories include packaging materials of $24,975 at December 31, 1996. Fragrance inventory at December 31, 1996 was valued at $95,126, less an allowance of $86,134. Due to several years of low sales volume of fragrances and limited marketing efforts, the Company has estimated and recorded the allowance to value remaining fragrance inventory at the net realizable value of that inventory.

Note 4 - PROPERTY AND EQUIPMENT

Furniture and Fixtures                        $   42,033
Computer Equipment                                50,290
Other Equipment                                   29,956
     Less:  Accumulated Depreciation            (84,010)
                                              ----------
                                              $   38,269
                                              ==========

         Depreciation expense for the years ended December 31, 1996 and 1995 was $20,290 and $33,423, respectively.

Note 5 - RELATED PARTY NOTE RECEIVABLE

         In 1993 the Company sold all sales and distribution rights of the Aurore-B beauty and hygiene product line covering the United States, Mexico and Canada for a note receivable to Royal Products, Inc., an entity controlled by the Company's former Chairman of the Board and single largest shareholder.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

The note was discounted assuming a 10% annual discount factor resulting in a principal balance of $212,228. The note requires ten annual varying payments commencing July 1, 1993. The Company encountered difficulties collecting the 1996 scheduled installment. The scheduled installment of $34,775 was due July 1, 1996. When payment was not received on the payment date, collection was pursued. The Company received $5,000 cash and 70,000 shares of the Company's common stock as payment. The common stock received was valued at $33,600 on the basis of closing prices at and near the time of the transaction. Restrictions applied to 20,000 of the shares and the value of those shares was discounted by 50% of the quoted closing price. The 70,000 shares are held in treasury. The note is uncollateralized. Interest earned on the note was $19,370 and $16,514 for the years ended December 31, 1996 and 1995, respectively. Interest income for the year ended December 31, 1996 includes a late payment penalty of $4,128. Management believes that the note is collectable and that Royal Products, Inc. will continue to make payments as they become due under the terms of the note. Management also believes that should the Company be required to pursue collection, adequate sources of repayment exist. However, due to the uncertainty of collection and difficulties in collecting the 1996 payment, the Company has recorded an allowance of $73,466 or approximately 50% of the outstanding principal balance of the note at December 31, 1996. The Company has not determined the fair value of the note receivable due to the related party nature of the note and the difficulty in evaluating the credit worthiness of that related party. Remaining principal payments on the note at December 31, 1996 are as follows:

                 1997                $    19,761
                 1998                     21,412
                 1999                     23,228
                 2000                     25,226
                 2001                     27,424
                 2002                     29,841
                                     -----------
                                     $   146,892
                                     ===========

Note 6 - PREFERRED STOCK

         The Company has issued preferred stock with differing features and privileges. The first series of preferred stock ($1 par value, 35,000 shares issued and outstanding at December 31, 1996) is convertible by the holder at any time into common stock on the basis of one share of preferred for one share of common stock. The preferred shares have a preference in liquidation of up to $1.00 per share. The preferred shares are non-voting and have no stated dividend preferences or rights.

         In 1996, the Company issued 800,000 shares of $1.00 par value redeemable and convertible preferred stock. The shares were issued from the authorized preferred stock. The preferred shares were issued in conjunction with the issuance of 1,466,147 shares of the Company's common stock where the Company raised $800,000 cash less finder's fees of $80,000 for net capital raised of $720,000. The preferred shares are convertible into common stock of the Company at the option of the holder after May 6, 1997 in an amount equal to 800,000 divided by the average share price of the Company's common stock for the previous three month period, provided, however, that the average price of the Company's common stock for this period equals or exceeds $1.00 per share. Alternatively, the holder may demand redemption of the preferred shares for the par value of $1.00 per share ($800,000) payable in cash by the Company within 30 days of receipt of the election to redeem. The holder may elect for redemption only

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

if the average price of the Company's common stock for the three month period prior to redemption is less than $1.00 per share. These preferred shares have liquidation and dividend preferences and no voting rights (See Note 6). The Board of Directors may determine any preferences and features for the unissued shares of preferred stock as they are issued in the future.

Note 7 - RELATED PARTY TRANSACTIONS

         The Company shared personnel, office and warehouse space in 1996 and 1995 with two companies controlled by the Company's former Chairman of the Board and single largest shareholder. The related companies were not billed for space and administrative services provided by the Company in 1995 and were billed $8,300 during the year ended December 31, 1996. The Company recorded sales to two related entities controlled by the former chairman of $56,200 and $22,700 for the years ended December 31, 1996 and 1995, respectively. The Company sold product to the related companies at its cost plus 5% prior to July 1, 1996 and at 25% gross margin thereafter.

         The Company recorded sales of $3,800 and $7,100 for years ended December 31, 1996 and 1995, respectively, to a company owned by a member of the Board of Directors. The Company wrote off trade accounts receivable with this related entity of $4,480 in 1996.

         The Company had paid royalties to a company owned by the Company's former Chairman of the Board. The royalty agreement was terminated in 1996. Royalties earned in 1995 were $9,800. Payments of $46,500 were made in 1995 which represented accruals from 1994.

         Prior to becoming an employee, the Company paid a finder's fee of $40,000 cash and 100,000 shares of the Company's common stock to its current President and Chairman of the Board in the year ended December 31, 1996. The fee was paid in connection with the raising of $800,000 cash in the sale of common and preferred stock.

         The Company paid its former chairman consulting fees totalling $20,000 in the year ended December 31, 1996 and a finder's fee of $40,000 related to the sale of common and preferred stock.

         The Company had accrued expenses of $53,400 at December 31, 1995 due to former and current officers or related entities that were settled or negotiated without payment. That amount is included in miscellaneous income for the year ended December 31, 1996.

         Certain officers performed services in 1995 and did not receive salaries. The officers waived rights to receive compensation for services performed in 1995.

         The Company sold product for $200,000 to one of its consultants in the year ended December 31, 1995. The consultant holds a small interest in the Company.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995


Note 8 - LEASE OBLIGATIONS

         The Company leases its offices and warehouse under an operating lease that expires on July 31, 1997. Future minimum annual lease obligations for the remaining term of the lease are as follows:

                    1997               $   44,352
                                       ==========

         Rent expense was $74,000 and $73,000 for the years ended December 31, 1996 and 1995, respectively.

Note 9 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

         The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:


                                                         1996              1995
                                                         ----              ----
Sales to Unaffiliated Customers:
     Nutrition and Dietary
         Europe                                   $     8,276       $     8,394
         Pacific Rim                                2,565,758         1,184,831
         United States and Other                      152,226           344,110
                                                  -----------       -----------
         TOTAL                                      2,726,260         1,537,335

     Beauty and Hygiene (including fragrances)
         Europe                                             -             2,238
         Pacific Rim                                1,244,866           155,412
         United States and Other                       13,404             9,580
                                                  -----------       -----------
         TOTAL                                      1,258,270           167,230

     Animal Health
         Europe                                             -             6,461
         Pacific Rim                                   11,461             8,186
         United States and Other                        4,148             7,472
                                                  -----------       -----------
         TOTAL                                         15,609            22,119

              Total Net Sales                     $ 4,000,139       $ 1,726,684
                                                  ===========       ===========

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

Operating Income (Loss)
     Nutrition and Dietary
         Europe                                 $       605     $     (9,702)
         Pacific Rim                                187,660       (1,369,408)
         United States                               11,134         (398,267)
                                                -----------     ------------
         TOTAL                                      199,399       (1,777,377)

     Beauty and Hygiene (including fragrances)
         Europe                                           -           (2,587)
         Pacific Rim                                 91,051         (179,623)
         United States                                  980          (11,072)
                                                -----------     ------------
         TOTAL                                       92,031         (192,731)

     Animal Health
         Europe                                           -           (7,468)
         Pacific Rim                                    838           (9,461)
         United States and Other                        303           (8,636)
                                                -----------     ------------
         TOTAL                                        1,141          (25,565)

              Total Operating Income (Loss)     $   292,571     $ (1,995,673)
                                                ===========     ============



NOTE 10 - CREDIT RISK AND OTHER CONCENTRATIONS

         The Company generated 89.8% and 73% of its sales from one Asian customer in years ended December 31, 1996 and 1995, respectively. Prior to 1996, the Company's credit risk was limited because in most cases its obtained a 50% deposit in U.S. dollars at the time of the order and the remaining 50% upon shipment. In 1996 the Company began extending credit to this customer. Trade accounts receivable at December 31, 1996 includes amounts due from this customer of $408,387. Historically, there have been no significant write-offs or collection difficulties with this customer.

         From time to time, the Company's bank balances exceed federally insured limits. At December 31, 1996, the Company's balance exceeded insured limits by approximately $665,000.

         The Company holds a note receivable from a related party with a remaining balance of $146,892 at December 31, 1996. The Company maintains no collateral on the note. The Company recorded an allowance for doubtful collection against this note of $73,466 at December 31, 1996.

         The Company receives virtually all of its products from two vendors. Management believes alternative sources are available if required.

NOTE 11 - STOCKHOLDERS' EQUITY

         The Company issues stock options from time to time to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    1996
                                                    ----
         Net Earnings - as reported               $ 646,891
         Net Earnings - pro forma                 $ 585,054
         Earnings per share - as reported           $ 0.037
         Earnings per share - pro forma             $ 0.033


         Under the provisions of SFAS No. 123, the number of options granted for the year ended December 31, 1996 of 100,000 fully vested plus 59,000 proportionately vested was used to determine net earnings and earnings per share under a pro forma basis.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996: no dividend yield; expected volatility of 0.925; risk-free interest rate of 6.19% and expected life of 5 years.

         Under the Employee Incentive Stock Option Plan approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000. The plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire ten years from date of grant.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

         The summary of activity for the Company's stock options is presented below:

                                                                               Weighted
                                                                               --------
                                                                                Average
                                                                                -------
                                                                 1996       Exercise Price                  1995
                                                                 ----       --------------                  ----
Options outstanding at beginning of year                    2,100,000       $     0.43                 1,600,000
Granted                                                       200,000             0.52                   500,000
Exercised                                                           0                                          0
Options voided that were previously recognized            (1,600,000)             0.25                         0
Terminated                                                          0                                          0
Options outstanding at end of year                            700,000             0.86                 2,100,000
Options exercisable at end of year                            600,000                                          0
Options available for grant at end of year                    500,000             0.92                         0

Price per share of options outstanding                 $0.52 to $1.00                             $0.25 to $1.00
Weighted Average fair value of options granted
         during the year                                  $      0.39


         Management has determined, after investigation and consultation with the Company's legal counsel, that options to purchase 300,000 shares of the Company's common stock, allegedly granted to a director on January 1, 1993, are legally invalid. In a letter dated January 30, 1997 and an Acknowledgment and Release of Invalid Options dated February 24, 1997, the director accepted the Company's determination regarding the invalidity of the options.

         Management has determined, after investigation and consultation with the Company's legal counsel, that options to purchase 300,000 shares of the Company's common stock, allegedly granted to a former officer and director on January 1, 1993, are legally invalid.

         Management has determined, after investigation and consultation with the Company's legal counsel, that options to purchase 1,000,000 shares of the Company's common stock, allegedly granted to the Company's former chairman on January 1, 1993, are legally invalid. The former chairman has contested the determination and may bring a claim against the Company seeking to enforce the alleged options.

         These invalid options have not been included in the earnings per share calculation.

         In 1995, as an inducement to convert notes payable to common stock, the Company issued options to purchase 500,000 shares of the Company's common stock at $1.00 per share. The options expire on May 3, 2000. The options price approximated the closing prices of the Company's common stock at the time the options were granted.

         The Company held 95,000 shares of its common stock in treasury at December 31, 1996. Treasury stock is accounted for at cost.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

NOTE 12 - COMMON STOCK ISSUED FOR SERVICES RENDERED

         The Company issues shares of its common stock from time to time as payment for services rendered, inducements to lend to the Company and inducements to convert existing debt. In 1996, the Company issued 100,000 shares of its common stock as payment for a consulting fee. Those shares were valued at $26,000. Also in 1996, the Company issued 90,000 shares of its common stock valued at $21,240 as settlement of accrued interest on notes payable.

         In 1995 the Company issued common stock valued at $541,000 as payment for services including legal and consulting services. Common stock valued at $175,000 was issued as inducements to lend to the Company and common stock valued at $148,000 was issued as inducements to convert existing debt to common stock in the year ended December 31, 1995. Valuation of common stock for these transactions was generally a 90 day average of the closing price discounted, if applicable, for restrictions on transferability. The value of the shares issued for services and debt conversion expense is included in general and administrative expenses in the statements of operations for the years ended December 31, 1996 and 1995.

         In addition to these transactions, the Company issued 90,000 shares of its common stock in 1996 as payment for inducements made in 1995 to make loans to the Company. The Company had been estimating the value of these common shares and had recorded an accrual for estimated value at December 31, 1995 of $126,780. The value of the stock had dropped to $21,240 when it was actually issued and the obligation paid in 1996. The difference in the estimate resulted in a gain of $105,540 which is included in miscellaneous income for the year ended December 31, 1996.

Note 13 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax liabilities existed at December 31, 1996.

         Deferred tax assets totalling $2,106,000 were mostly offset by a valuation allowance of $1,956,000 resulting in a net deferred tax asset of $150,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $2,020,000 of the deferred tax asset. The balance relates to differences in book and tax accounting relative to allowances on inventory and the note receivable and income tax basis deferred compensation. The Company has federal and state net operating loss carryforwards of $4,713,000 and $4,627,000, respectively, at December 31, 1996. The deferred federal loss carryforwards expire in 2002 through 2010 and state loss carryforwards expire 1998 through 2000.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

         Income taxes for years ended December 31:

                                        1996            1995
                                        ----            ----
Current Provision                       $  (247,197)    $          0
Current Benefit                                   0        1,141,000
Deferred Benefit                            397,144           27,000
Valuation Allowance                               0       (1,168,000)
                                        -----------     ------------
         Net income tax benefit         $   149,950     $          0
                                        ===========     ============

         Income tax returns for years prior to 1995 were amended in 1996 resulting in a reduction of the net operating loss carryforward. The effect reduced the deferred income tax asset by $384,000 which was offset by an equal reduction of the valuation allowance. The deferred income tax asset and valuation allowance was further reduced by $247,197 for recognition of the net operating loss carryforward for taxable income generated in the year ended
December 31, 1996. Management believes that the Company will continue to generate taxable income and therefore reduced the valuation allowance by an additional $120,422 as of December 31, 1996.

         A  reconciliation  for  the  differences   between  the  effective  and
statutory income tax rates is as follows:

                                                                           1996       1995
                                                                           ----       ----
Federal statutory rates                                                       34 %      (34)%
State income taxes - net of federal benefit                                    6 %       (9)%
Recognition of operating loss carryforward                                   (50)%        0 %
Valuation allowance for operating loss carryforwards                           0 %       43 %
Recognition of deferred tax asset and reduction of valuation allowance       (20)%        0 %
                                                                             ---        ----
Effective rate                                                               (30)%        0 %
                                                                             ===        ====

         Since there was no net income tax provision or benefit for the year ended December 31, 1995, the extraordinary gain as presented in the statement of operations reflects no amount net of income taxes.

Note 14 - EXTRAORDINARY GAIN

         The Company extinguished certain notes payable that did not contain conversion features through the issuance of common stock in 1995. The notes did not contain conversion features. Notes payable of $450,000 plus accrued interest were converted by issuance of 464,000 shares of common stock. The transactions were valued at the value of the Company's common stock at the time of conversion, resulting in a net gain of $76,742.

         Other notes payable totalling $230,000 were converted in 1995 for 279,000 shares of the Company's common stock. Changes were made to the original conversion features of these convertible notes as inducements to convert. The conversions were valued at the value of the Company's stock at the time of conversion resulting in conversion expense of $148,000 which is included in the loss before extraordinary item in the statement of operations for the year ended December 31, 1995.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995


Note 15 - RECLASSIFICATION AND PRIOR PERIOD ADJUSTMENTS

         Certain errors were discovered in 1995 requiring adjustment to the statements of operations, stockholder's equity and cash flows as previously reported for the year ended December 31, 1994.

o        Net sales was overstated by $1,110,000
o        Cost of sales was understated by $631,000 due to overstated inventories
o        Accrued interest was understated by $15,000
o        Interest income was understated by $16,000
o        Intangible assets were overstated by $435,000, net of amortization

         The effect of these adjustments totaled approximately $2,175,000, resulting in an adjusted net loss of approximately $1,964,000 for the year ended December 31, 1994 rather than net income of $211,000 as previously reported. Per share data is adjusted to a net loss per common share of $(0.161) as compared to net income per share of $0.017 as previously reported. In addition, the note receivable was overstated by $78,000 affecting years prior to 1994.

         In connection with the prior period adjustments recorded in 1995, one of the adjustments was incorrectly classified in the accumulated deficit rather than additional paid in capital. A reclassification of $648,429 between additional paid in capital and accumulated deficit was made in 1996. The reclassification had no effect on results of operations or net equity.

Note 16 - WRITE-DOWN OF CERTAIN ASSETS

         The company evaluated its intangible assets for impairment and determined that certain assets have been impaired. The Company estimated fair value of the assets by expected future cash flows from certain contracts, distribution rights and formulas. On the basis of the Company's analysis, impairment losses of $443,463 have been recognized in the statements of operations for the year ended December 31, 1995. The write-downs are comprised of the following:

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

                                                                                       1995
                                                                                       ----
Write-off  of formulas  and contract  rights  related to the  Company's fragrance  lines.  Fragrance sales have been minimal.  The product line has not been  marketed  and the  celebrity  endorser has been unable to promote the  products.  The assets  were  originally  purchased  from a
related  party.  Write-down  is  net  of  accumulated  amortization  of          $  318,185
$132,951.

Write-off of contract and distribution  rights in Europe purchased from a related party.  The  significant  customer under these  contracts has terminated  its  relationship  with the Company.  Write-down  is net of
accumulated amortization of $46,980                                                 125,280

Write-off of interest in Health Life Systems, Inc.  The entity
never commenced operations and was dissolved.                                             -

Write-off of  distribution  rights and costs  associated with licensing products in Scandinavian Countries.  The Company's sales in this region
have been minimal.                                                                        -
                                                                                 ----------
     TOTALS                                                                      $  443,465
                                                                                 ==========

         The Company concluded no further adjustment was necessary at December 31, 1996.

Note 17 - SUBSEQUENT EVENT

         At is meeting on February 18, 1997, the Board of Directors approved bonuses totalling $39,000 for two of the Company's officers. The bonuses were based on 1996 earnings but were not payable until approved by the Compensation Committee of the Board of Directors. No accruals for the bonuses was made in the year ending December 31, 1996.

Note 18 - COMMITMENTS AND CONTINGENCIES

         In the normal course of operations, the Company has entered into royalty and commission agreements with non-employee brokers and sales personnel. Royalties and sales commissions vary on sales volume. Royalties of $ 0 and $13,900 and sales commissions of $396,000 and $146,000 were incurred in the years ended December 31, 1996 and 1995, respectively and are included in marketing expenses in the accompanying financial statements.

         In 1995, the Company entered into an agreement with a third party to license and distribute a dietary supplement product. The Company paid $100,000 at the inception of the agreement and additionally agreed to pay approximately $237,000 for completion of clinical trials. The Company disputed certain representations made in the agreement by the licensor and has not made payment of the additional expenses. The Company believes that the agreement was breached by the other party and that

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1996 and 1995

it is not liable for the remaining expenses called for under the agreement. The third party has filed a lawsuit against the Company alleging that the distribution agreement was breached. The Company has made counterclaims against the third party and its owner of $832,000. A trial date has been set for late 1997. Management intends to vigorously pursue its claims and defenses and believes the outcome of these matters will not be materially adverse to the Company.

         The Company is involved in two disputes and claims with former consultants and advisors. The total of the two claims is approximately $50,000. One matter is scheduled for arbitration and the other will have a court hearing in 1997. The Company has accrued approximately $20,000 of theses disputed fees and management believes these matters will be settled at an amount less than the accrued amount.

         The Company entered into an employment agreement with its President and Chairman in 1996. The employment period is from July 30, 1996 through April 18, 1998. The agreement requires compensation to be paid at an annual base salary of $108,000 through April 18, 1997 and $125,000 from April 19, 1997 through April 18, 1998.

         As discussed in Note 6, preferred stock is outstanding at December 31, 1996 that is redeemable at the option of the holder after May 6, 1997. The redemption feature is only effective if the Company's common stock price for the three month period prior to redemption averages less than $1.00 per share. The price of the Company's common stock remains under $1.00 per share. A redemption would require a payment of $800,000. Under the preferred stock agreement, the holder is not required to exercise the redemption provision and may convert the preferred shares to common stock or may continue to hold the preferred shares. Management believes that the shares will not be redeemed. Should they be redeemed, management believes it has adequate capital resources to make the payment. Any potential redemption payment has been personally guaranteed by the Company's current president and chairman and its former chairman.

         The Company was named as a defendant in a $900,000 claim filed against an entity controlled by its former chairman. The Company has moved to have the case dismissed and believes no claim will be substantiated against the Company in this matter.

         A former director and officer filed a demand for arbitration against the Company. The demand seeks $210,374 plus interest, attorney's fees and costs for a breach of an employment agreement, but does not further specify the nature of the claim. The Company believes that there was no breach of the employment agreement.
                                      -46-