Form 10QSB
period 1997-03-31
BAYWOOD INTERNATIONAL INC
filed 1997-05-14
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


          FOR THE QUARTER ENDED             COMMISSION FILE NUMBER
          ---------------------             ----------------------
             March 31, 1997                        33-10236

                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
                (state or other jurisdiction of incorporation or
                                  organization)

                                   77-0125664
                     (I.R.S. Employer Identification Number)

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

As of March 31, 1997,  there were  17,498,115  shares of Baywood  International,
                Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

       Balance Sheet as of March 31, 1997                                    3

       Statements of Operations for the three months ended March 31, 1997
       and 1996                                                              4

       Statements of Cash Flows for the three months ended March 31, 1997
       and 1996                                                              5

       Statement of Information Furnished                                    6

       Item 2 - Management's Discussion and Analysis or Plan of Operation  7-10


PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings                                           11

       Item 2 - Changes in Securities                                       11

       Item 3 - Defaults Upon Senior Securities                             11

       Item 4 - Submission of Matters to a Vote of Security Holders         11

       Item 5 - Other Information                                           12

       Item 6 - Exhibits and Reports on Form 8-K                            12

       SIGNATURES                                                           13

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                                 March 31, 1997

                                     ASSETS
                                     ------

CURRENT ASSETS
      Cash and equivalents                                               $   158,817
      Accounts receivable                                                    558,449
      Inventories                                                             75,532
      Interest receivable                                                     11,321
      Deferred income taxes                                                  150,000
      Prepaid expenses and other current assets                               46,138
                                                                         -----------
            Total current assets                                           1,000,257
                                                                         -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation of $88,951)                      33,328
                                                                         -----------

OTHER ASSETS
      Note receivable - related party
            (net of allowance of $73,466)                                     73,425
      Contracts & marketing rights
            (net of accumulated amortization of $61,189)                      93,711
      Formulas & product lines
            (net of accumulated amortization of $61,189)                      93,711
                                                                         -----------
            Total other assets                                               260,847
                                                                         -----------
                  Total assets                                           $ 1,294,432
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
      Accounts payable                                                   $   249,902
      Sales commissions payable                                               33,813
      Accrued liabilities                                                      7,395
                                                                         -----------
            Total current liabilities                                        291,110
                                                                         -----------

REDEEMABLE PREFERRED STOCK - $1 par and redemption value                     800,000
                                                                         -----------

STOCKHOLDERS' EQUITY
      Preferred Stock, $1 par value,
         10,000,000 shares authorized                                         35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 17,498,115 shares
         issued and outstanding                                               17,498
      Additional paid-in capital                                           5,414,139
      Accumulated deficit                                                 (5,263,315)
                                                                         -----------
            Total stockholders' equity                                       203,322
                                                                         -----------
                  Total liabilities and stockholders' equity             $ 1,294,432
                                                                         ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                         For the Three Months Ended March 31,
                                                                                  1997            1996
                                                                              ------------    ------------
NET SALES                                                                     $    515,371    $    784,527

COST OF SALES                                                                      301,153         472,232
                                                                              ------------    ------------
      Gross profit                                                                 214,218         312,295
                                                                              ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                                            55,302         134,293
      General and administrative expenses                                          220,040         104,739
      Depreciation and amortization                                                 12,685          12,909
                                                                              ------------    ------------
            Total selling, general and administrative expenses                     288,027         251,941
                                                                              ------------    ------------
                  Operating profit (loss)                                          (73,809)         60,354
                                                                              ------------    ------------

OTHER INCOME (EXPENSE):
      Interest income                                                                7,373           4,140
      Miscellaneous expense                                                           --               (75)
      Miscellaneous income                                                             282          17,038
      Interest expense                                                                (222)        (21,717)
                                                                              ------------    ------------
            Total other income (expense)                                             7,433            (614)
                                                                              ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                                  (66,376)         59,740

INCOME TAX BENEFIT                                                                  26,000            --
                                                                              ------------    ------------

NET INCOME (LOSS)                                                             $    (40,376)   $     59,740
                                                                              ============    ============

NET INCOME (LOSS) PER COMMON AND EQUIVALENT SHARE:                            $     (0.002)   $      0.004
                                                                              ============    ============

WEIGHTED AVERAGE OF COMMON SHARES
    AND EQUIVALENTS OUTSTANDING                                                 18,333,115      14,661,468
                                                                              ============    ============

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                            For the Three Months Ended March 31,
                                                                                                    1997         1996
                                                                                                 ---------    ---------
OPERATING ACTIVITIES:
      Net income (loss)                                                                          $ (40,376)   $  59,740
      Adjustments to reconcile net income (loss) to cash used in operating activities:
               Depreciation and amortization                                                        12,685       12,909
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                                                (54,623)    (151,961)
                  (Increase) in interest receivable                                                 (3,673)      (4,128)
                  (Increase) decrease in inventory                                                   3,985       (7,309)
                  (Increase) in prepaid expenses                                                   (36,988)      (2,396)
                  (Decrease) in interest payable                                                      --         (2,283)
                  (Decrease) in customer deposits                                                     --        (16,140)
                  Increase (decrease) in accounts payable and accrued liabilities                 (491,145)       1,661
                                                                                                 ---------    ---------
                              Net cash (used) by operating activities                             (610,135)    (109,907)
                                                                                                 ---------    ---------

INVESTING ACTIVITIES:
      Purchase of furniture, computers and equipment                                                  --         (1,011)
                                                                                                 ---------    ---------
                              Net cash (used) by investing activities                                 --         (1,011)
                                                                                                 ---------    ---------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                                                     --         50,000
                                                                                                 ---------    ---------
                              Net cash provided by financing activities                               --         50,000
                                                                                                 ---------    ---------

CASH AND EQUIVALENTS (USED) DURING PERIOD                                                         (610,135)     (60,918)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                          768,952      107,709
                                                                                                 ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD                                                              $ 158,817    $  46,791
                                                                                                 =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
              Interest                                                                           $    --      $  24,000

                           BAYWOOD INTERNATIONAL, INC.

Statement of Information Furnished

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and the cash flows for the three months ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-KSB.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1996 Annual Report on Form 10-KSB.

                           BAYWOOD INTERNATIONAL, INC.

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

General

         The focus of Baywood International, Inc. is private labeling consumer health products in nutrition, dietary and skin care. The Company defines its role as a private label company by designating products with individual store or entity names. The Company creates distinct formulas with unique packaging and either produces a product to the customer's specifications or actually researches and develops a product for the customer. The Company also has available existing formulas, packaging designs, finished products and brand names for the customer to choose from to market, license or customize further, with emphasis on pure and natural ingredients. Nutrition and dietary products that are not necessarily new to the market such as aloe based products, bee pollen, royal jelly and propolis are the types that have generated particular interest mostly in the Pacific Rim. Skin care products such as cleansers, toners, lift powder, activator and creams have also generated much interest in the Pacific Rim countries.

         Since its inception, the Company has directed most of its sales efforts toward international markets and has established either distribution or registration of its products into companies in the Pacific Rim Countries (China, Malaysia, Hong Kong, Taiwan, Indonesia and Korea) as well as Europe (Italy, Germany, Austria, England and Switzerland). Most of the Company's sales are generated from the Pacific Rim. Establishing distribution into chain drug stores, grocery chains, network marketing companies and warehouse distributors in the United States is also part of the Company's marketing strategy. The Company has employed a national sales director to broaden its customer base by targeting the domestic market in these specific areas.

         The Company operates in one industry segment which is consumer products in the health and beauty industry. Due to the nature of the products, production processes, markets and marketing methods, the Company considers its business to revolve around one industry segment.

Results of Operations

         Net sales for the three months ended March 31, 1997 were $515,371 compared to net sales of $784,527 for the same period last year, a decrease of $269,156 or 34.3%. The decrease in net sales for the three months ended March 31, 1997 compared to the same period in 1996 is due to reduced volumes of nutrition and dietary product sold, particularly to one customer in the Pacific Rim. This customer accounted for $503,194 or 97.6% of net sales for the three months ended March 31, 1997. In May 1997, the Company received a substantial order from this customer for shipment through the third quarter of 1997. This indicates to management that the decrease in net sales to this customer in the first quarter ended March 31, 1997 is not a result of a decrease in the demand for the products, but rather represents fluctuations in the timing of orders during a particular quarter. International sales for the three months ended March 31, 1997 represented 98.8% of the Company's net sales compared to 98.2% for the same period last year. Distribution of the nutrition and dietary line remains as the main source of revenue for the first three months of 1997, accounting for 99.8% of net sales. Distribution of the beauty and hygiene line accounted for less than 1% of net sales for the same period. Net sales of product in the beauty and hygiene line had surged significantly in the fourth quarter of 1996. The Company believes that the decrease in sales in the first quarter of 1997 does not indicate a decrease in the demand for the products, but rather represents fluctuations in the timing of orders during a particular quarter. Due to high demand

                           BAYWOOD INTERNATIONAL, INC.

in the industry for nutrition and dietary products both domestically and internationally for health and well being, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the three months ended March 31, 1997 was 41.6% compared to 39.8% for the same period last year, an increase of 1.8%. Gross margins on higher volumes of aloe based product both in the nutrition and dietary and beauty and hygiene lines sold in the Pacific Rim in the three months ended March 31, 1996 were offset by lower volumes of a mix of products with lower gross margins.

         Selling, general and administrative expenses for the three months ended March 31, 1997 were $288,027 or 55.9% of net sales compared to $251,941 or 32.1% of net sales for the same period last year. This represents an overall increase of 14.3%. Legal Fees of $46,573 were the largest portion of selling, general and administrative expenses, representing 9% of net sales. Sales commissions as a percentage of net sales decreased slightly due to lower commissions compared to the first quarter of 1996. The Company also accrued and paid performance bonuses to two of its officers in the first quarter of 1997 totalling $39,000. Bonus plans were not in effect in the first quarter of 1996.

         Net loss before income taxes for the three months ended March 31, 1997 was $(40,376) or $(.002) per share compared to net income of $59,740 or $.004 per share for the same period last year.

         A current income tax benefit of $26,000 was recognized in the first quarter of 1997. The Company expects to generate profits for the year ended December 31, 1997 and therefore has recognized a current benefit which will offset taxable income in the remainder of 1997. There were no significant deferred income taxes in the first quarter of 1997.

Other Information

         Interest expense for the three months ended March 31, 1997 was $222 compared to $21,717 for the same period last year. The decrease is due to the payoff of notes payable in the second quarter of 1996. The balance of notes payable and interest payable at March 31, 1997 was zero.

         Total miscellaneous income for the three months ended March 31, 1997 as compared to the same period last year decreased from $17,038 to $282. The decrease of $16,756 is mainly due to benefits recognized in the first quarter of 1996 from settlements of amounts payable from 1995.

         The majority of the Company's interest revenue was generated by the interest due from contracts with the sale of the right to distribute and use the products in the Aurore-B Line to Royal Products, Inc.

         Subsequent to March 31, 1997, product from a sale made in 1996 was returned. The Company accrued a $27,200 allowance against accounts receivable for the return of the product. This amount represents the difference between the sale amount and the cost of the product.

Capital Expenditures

         During the three months ended March 31, 1997, the Company had not incurred material expenditures for property and equipment.

                           BAYWOOD INTERNATIONAL, INC.

Liquidity and Capital Resources

         As of the three months ended March 31, 1997, the Company had $1,000,257 in current assets of which $158,817 or 15.9% was cash. Total current liabilities for the same period totalled $291,110. This represents a ratio of current assets to current liabilities of 3.44 for the three months ended March 31, 1997. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company has agreed with its major suppliers on discounts of 1% to 2% of cost of goods with early payment within 10 to 15 days. The Company recognized $9,351 of discounts under these agreements in the three months ended March 31, 1997. The Company believes that as it increases its sales volume, liquidity will improve greatly. Sales terms generally include a 50% deposit at the time of the order and the balance prior to shipment. Recently, due to good relations with overseas customers, the Company has shipped on credit.

         The Company neither anticipates any significant capital expenditures nor are material capital expenditures required to meet expected growth in 1997.

         The Company may require additional capital and may attempt to raise capital through the sale of preferred and common stock and through private placements in the short and long term. The Company may continue to obtain financing through loans.

                           BAYWOOD INTERNATIONAL, INC.

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

                           BAYWOOD INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

                  The Company previously disclosed, under Item 3 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, that management had determined that options to purchase 1,000,000 shares of the Company's common stock, allegedly granted to Mr. Shannon on January 1, 1993, were invalid. As anticipated by the Item 3 disclosure, Mr. Shannon filed a demand for arbitration with the American Arbitration Association on April 15, 1997 seeking a determination that the alleged options are valid and in effect until January 1, 1998, for compensatory damages based upon the Company's refusal of his attempt to exercise a portion of the options in February 1997 and for his costs and attorneys' fees. On April 28, 1997, the Company answered Mr. Shannon's demand and moved to dismiss the arbitration. The Company seeks the dismissal of the arbitration and an award of its attorneys' fees and costs.

                  On April 28, 1997, the Company filed an action in Maricopa County Superior Court against Mr. Shannon, the Company's former Chairman and continuing substantial shareholder, and his affiliated company entitled Baywood International, Inc. v. John Arthur Shannon and Darlene Shannon, Royal Products, Inc. et al, CV 97-07724. The Company's complaint alleges claims against certain or all of the defendants for breaches of fiduciary duty, fraudulent issuance of securities, misappropriation and conversion of corporate assets, self-dealing in issuing stock for overvalued or worthless intangibles, fraudulent transfer of assets, fraud, constructive fraud and negligent misrepresentation. The Company seeks the cancellation of certain of the Shannons' shares, indemnification, punitive damages, pre- judgement and post-judgement interest and the Company's costs and attorneys' fees.

Item 2 - Changes in Securities
         ---------------------

                  None

Item 3 - Defaults upon Senior Securities
         -------------------------------

                  None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  On April 10, 1997, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were voted on at the Annual Meeting:

                  1. The directors of the Company were all elected by the following votes:

                  NAME                  VOTES FOR           WITHHELD
                  ----                  ---------           --------
                  Harvey Turner         11,708,369          3,945,148
                  Neil Reithinger       11,662,869          3,990,648
                  Karl Rullich          11,150,119          4,503,398
                  Stephen Kuehn         14,891,708            761,809
                  Glen Holt             11,134,869          4,518,648
                  Dr. Michael Shapiro   11,657,869          3,995,648

                           BAYWOOD INTERNATIONAL, INC.

                  2. The appointment of King, Weber & Associates, P.C. as the Company's independent auditors for the fiscal year ending December 31, 1997 was ratified by the following votes:

                     VOTES FOR     VOTES AGAINST      ABSTAIN
                     ---------     -------------      -------
                    15,504,547            88,403       60,567

                  3. The Change of Domicile from Nevada to Arizona was approved with the following votes:

                     VOTES FOR     VOTES AGAINST      ABSTAIN
                     ---------     -------------      -------
                     6,341,869         4,541,632       92,040

                  4. The 1 for 2 1/2 Reverse Stock Split was approved with the following votes:

                     VOTES FOR     VOTES AGAINST      ABSTAIN
                     ---------     -------------      -------
                     10,253,575        5,065,407       38,985

                  The foregoing matters are described in detail in the Registrant's definitive proxy statement dated March 17, 1997, for the Annual Meeting of Stockholder's held on April 10, 1997 and corrective letter to shareholders dated March 21, 1997 and filed by amendment to Schedule 14A on March 21, 1997.

Item 5 - Other Information
         -----------------

                  As disclosed in the Company's prior periodic reports, on May 8, 1996, the Company issued 800,000 preferred shares in a private placement to Linda Lee with the right to convert such shares to common stock or redeem the shares for cash on May 8, 1997 provided that certain conditions were met regarding the average share price of the Company's common shares. On May 5, 1997, the Company's management reached a preliminary agreement with Linda Lee's representative by which the right of redemption will be cancelled and the right of conversion to common stock deferred until May 8, 1998 and Ms. Lee will receive a stock dividend of 120,000 additional preferred shares which would also be available for conversion on May 8, 1998. The deferment transaction is subject to the negotiation of formal instruments and documents acceptable to Ms. Lee and the Company's Board of Directors.

                  The Company's prior background disclosures regarding its Directors and Executive Officers is amended to reflect that Mr. Turner did not receive a degree from Washington University at St.
Louis, Missouri.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




 /s/  Harvey Turner                                   Date: May 13, 1997
---------------------------------------
Harvey Turner
Chairman of the Board,
President & C.E.O.



 /s/  Neil Reithinger                                 Date: May 13, 1997
---------------------------------------
Neil Reithinger
Chief Financial Officer,
Secretary & Treasurer
                                      -13-