Form 10QSB
period 1997-06-30
BAYWOOD INTERNATIONAL INC
filed 1997-08-11
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


    FOR THE QUARTER ENDED                              COMMISSION FILE NUMBER
    ---------------------                              ----------------------
        June 30, 1997                                         33-10236



                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                      77-0125664
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

As of June 30, 1997, there were 17,498,115 shares of Baywood International, Inc.
                   common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet as of June 30, 1997                                       3

      Statements of Operations for the three and six months ended June 30,
      1997 and 1996                                                           4

      Statements of Cash Flows for the three and six months ended June 30,
      1997 and 1996                                                           5

      Statement of Information Furnished                                      6

      Item 2 - Management's Discussion and Analysis or Plan of Operation    7-10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                             11

      Item 2 - Changes in Securities                                         11

      Item 3 - Defaults Upon Senior Securities                               12

      Item 4 - Submission of Matters to a Vote of Security Holders           12

      Item 5 - Other Information                                             12

      Item 6 - Exhibits and Reports on Form 8-K                              12

      SIGNATURES                                                             14

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                                  June 30, 1997

                                     ASSETS
                                     ------
CURRENT ASSETS
      Cash and equivalents                                               $   448,326
      Accounts receivable                                                    274,745
      Inventories                                                             99,785
      Interest receivable                                                     14,993
      Deferred income taxes                                                  150,000
      Prepaid expenses and other current assets                               26,524
                                                                         -----------
            Total current assets                                           1,014,373
                                                                         -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation of $93,891)                      28,388
                                                                         -----------

OTHER ASSETS
      Note receivable - related party
            (net of allowance of $73,466)                                     73,425
      Contracts & marketing rights
            (net of accumulated amortization of $65,062)                      89,838
      Formulas & product lines
            (net of accumulated amortization of $65,062)                      89,838
                                                                         -----------
            Total other assets                                               253,101
                                                                         -----------
                  Total assets                                           $ 1,295,862
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
      Accounts payable                                                   $   200,914
      Sales commissions payable                                               32,844
      Accrued liabilities                                                      7,076
                                                                         -----------
            Total current liabilities                                        240,834
                                                                         -----------

REDEEMABLE PREFERRED STOCK - $1 par and redemption value                     800,000
                                                                         -----------

STOCKHOLDERS' EQUITY
      Preferred Stock, $1 par value,
         10,000,000 shares authorized                                         35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 17,498,115 shares
         issued and outstanding                                               17,498
      Additional paid-in capital                                           5,414,139
      Accumulated deficit                                                 (5,211,609)
                                                                         -----------
            Total stockholders' equity                                       255,028
                                                                         ===========
                  Total liabilities and stockholders' equity             $ 1,295,862
                                                                         ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                    3 Months Ended June 30,         6 Months Ended June 30,
                                                                     1997            1996            1997            1996
                                                                 ------------    ------------    ------------    ------------
NET SALES                                                        $    782,118    $  1,229,343    $  1,297,489    $  2,013,870

COST OF SALES                                                         489,694         746,312         790,846       1,218,544
                                                                 ------------    ------------    ------------    ------------
      Gross profit                                                    292,424         483,031         506,643         795,326
                                                                 ------------    ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                               94,277         144,521         149,580         278,813
      General and administrative expenses                             121,312         152,041         341,352         256,780
      Depreciation and amortization                                    12,685          12,909          25,371          25,819
                                                                 ------------    ------------    ------------    ------------
            Total selling, general and administrative expenses        228,274         309,471         516,303         561,412
                                                                 ------------    ------------    ------------    ------------
                  Operating profit (loss)                              64,150         173,560          (9,660)        233,914
                                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
      Interest income                                                   7,223           5,710          14,597           9,850
      Miscellaneous expense                                              --            (1,011)           --            (1,086)
      Miscellaneous income                                              6,333          71,083           6,615          88,121
      Interest expense                                                   --            (6,720)           (222)        (28,438)
                                                                 ------------    ------------    ------------    ------------
            Total other income                                         13,556          69,062          20,990          68,447
                                                                 ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                             77,706         242,622          11,330         302,361

PROVISION FOR INCOME TAXES                                            (26,000)           --              --              --
                                                                 ------------    ------------    ------------    ------------

NET INCOME                                                       $     51,706    $    242,622    $     11,330    $    302,361
                                                                 ============    ============    ============    ============

NET INCOME PER
    COMMON AND EQUIVALENT SHARE:                                 $      0.003    $      0.015    $      0.001    $      0.020
                                                                 ============    ============    ============    ============

WEIGHTED AVERAGE OF COMMON SHARES
    AND EQUIVALENTS OUTSTANDING                                    18,333,115      16,315,642      18,333,115      15,488,555
                                                                 ============    ============    ============    ============

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                            3 Months Ended June 30,   6 Months Ended June 30,
                                                                               1997         1996         1997         1996
                                                                            ---------    ---------    ---------    ---------
OPERATING ACTIVITIES:
      Net income (loss)                                                     $  51,706    $ 242,622    $  11,330    $ 302,361
      Adjustments to reconcile net income
          to cash used in operating activities:
               Depreciation and amortization                                   12,686       12,909       25,372       25,819
               Loss on sale of computers and equipment                           --          1,062         --          1,062
               Inventory write-down for samples and shrinkage                  12,000       19,711       12,000       19,711
               Common stock accrued for interest on notes payable                --            686         --          8,603
          Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                  283,704     (114,979)     229,081     (266,940)
                  (Increase) in interest receivable                            (3,672)      (4,129)      (7,345)      (8,257)
                  (Increase) decrease in inventory                            (36,253)      40,268      (29,374)      32,959
                  (Increase) decrease in prepaid expenses                      19,614       (6,439)     (20,268)      (8,835)
                  (Decrease) in interest payable                                 --        (13,297)        --        (23,496)
                  (Decrease) in customer deposits                                --           --           --        (16,140)
                  (Decrease) in accounts payable and accrued liabilities      (50,276)     (77,492)    (541,422)     (75,832)
                                                                            ---------    ---------    ---------    ---------
                              Net cash (used) by operating activities         289,509      100,922     (320,626)      (8,985)
                                                                            ---------    ---------    ---------    ---------

INVESTING ACTIVITIES:
      Sale of computers and equipment                                            --          1,280         --          1,280
      Purchase of furniture, computers and equipment                             --           --           --         (1,011)
                                                                            ---------    ---------    ---------    ---------
                              Net cash (used) by investing activities            --          1,280         --            269
                                                                            ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
      Issuance of common and preferred stock for cash                            --        800,000         --        800,000
      Fees paid in connection with offering of common and preferred stock        --        (82,629)        --        (82,629)
      Proceeds from notes payable                                                --           --           --         50,000
      Principal payments on notes payable                                        --       (482,000)        --       (482,000)
                                                                            ---------    ---------    ---------    ---------
                              Net cash provided by financing activities          --        235,371         --        285,371
                                                                            ---------    ---------    ---------    ---------

CASH AND EQUIVALENTS (USED) DURING PERIOD                                     289,509      337,573     (320,626)     276,655
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                     158,817       46,791      768,952      107,709
                                                                            =========    =========    =========    =========
CASH AND EQUIVALENTS, END OF PERIOD                                         $ 448,326    $ 384,364    $ 448,326    $ 384,364
                                                                            =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
              Interest                                                      $    --      $  14,126    $    --      $  38,126

                           BAYWOOD INTERNATIONAL, INC.

Statement of Information Furnished

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and the cash flows for the three and six months ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-KSB.

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

                           BAYWOOD INTERNATIONAL, INC.

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

General

         Baywood International, Inc. develops and markets consumer health products in nutrition, dietary and skin care. The Company markets products under its own brand labels and also private labels products for its customers by designating products with individual store or entity names. The Company creates distinct formulas with unique packaging and either produces a product to the customer's specifications or actually researches and develops a product for the customer. The Company also has available existing formulas, packaging designs, finished products and brand names for the customer to choose from to market, license or customize further, with emphasis on pure and natural ingredients. Nutrition and dietary products that are not necessarily new to the market such as aloe based products, bee pollen, royal jelly and propolis are the types that have generated particular interest mostly in the Pacific Rim. Skin care products such as cleansers, toners, lift powder, activator and creams have also generated much interest in the Pacific Rim countries.

         Since its inception, the Company has directed most of its sales efforts toward international markets and has established either distribution or registration of its products into companies in the Pacific Rim Countries (China, Malaysia, Hong Kong, Taiwan, Indonesia and Korea) as well as Europe (Italy, Germany, Austria, England and Switzerland). Most of the Company's sales are generated from the Pacific Rim. Establishing distribution into health food stores, chain drug stores, grocery chains, network marketing companies in the United States is also part of the Company's marketing strategy.

         The Company operates in one industry segment which is consumer products in the health and beauty industry. Due to the nature of the products, production processes, markets and marketing methods, the Company considers its business to operate in one industry segment.

Results of Operations

         Net sales for the three and six months ended June 30, 1997 were $782,118 and $1,297,489, respectively, compared to net sales of $1,229,343 and $2,013,870 for the same period last year, a decrease of $447,225 or 36.4% and $716,381 or 35.6%, respectively. Total gross sales for the six months ended of $1,324,689 were reduced by a $27,200 return of merchandise in the second quarter ended June 30, 1997. This amount was reserved in the first quarter ended March 31, 1997. The decrease in net sales for the three months ended June 30, 1997 compared to the same period in 1996 is mainly due to reduced volumes of nutritional product sold, particularly to the Company's primary customer in the Pacific Rim. This customer accounted for $754,790 or 93.3% and $1,257,984 or 95% of gross sales, respectively, for the three and six months ended June 30, 1997. International sales for the three and six months ended June 30, 1997 represented 98.2% and 98.4%, respectively, of the Company's gross sales compared to 97.3% and 97.6% for the same period last year. Distribution of the nutrition and dietary line remains as the main source of revenue for the first six months of 1997, accounting for 99.8% of gross sales. Distribution of the beauty and hygiene line accounted for less than 1% of gross sales for the six months ended June 30, 1997. Sales of product in the beauty and hygiene line had surged significantly in the fourth quarter of 1996, particularly to the Company's primary customer in the Pacific Rim. The Company believes that the decrease in sales in the first six months of 1997 does not indicate a decrease in the demand for the products, but rather represents fluctuations in the timing of orders during a particular quarter. The Company is continually focused on building a broader customer base so that its

                           BAYWOOD INTERNATIONAL, INC.

reliance on its major customer is lessened and so that the volatility of sales from quarter to quarter is decreased. This focus on broadening the customer base is accomplished through the introduction of other new products into current distribution channels, the continued support through advertising and promotion of existing products and the acquisition of other companies in the industry that have established lines of complementary products and new areas of distribution. Due to high demand in the industry for nutrition and dietary products both domestically and internationally for health and well being, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the three and six months ended June 30, 1997 was 37.4% and 39.1%, respectively, compared to 39.3% and 39.5% for the same period last year, an overall decrease of less than 1% for the six months. Gross margins on lower volumes of aloe based product in the nutrition and dietary line sold in the Pacific Rim in the six months ended June 30, 1997 compared to higher volumes of a mix of products with slightly higher gross margins in the same period last year were the reasons for the decrease.

         Selling, general and administrative expenses for the three months ended June 30, 1997 were $228,274 or 29.2% of net sales compared to $309,471 or 25.2%
of net sales for the same period last year. This represents an overall increase of 4% on net sales. Legal Fees of $89,285 were the largest portion of selling, general and administrative expenses for the six months ended June 30, 1997, representing 6.9% of net sales. Sales commissions as a percentage of net sales decreased slightly due to lower commission rates negotiated by the Company compared to the first six months of 1996.

         Net income before income taxes for the three and six months ended June 30, 1997 was $51,706 or $.003 per share and $11,330 or $.001 per share, respectively, compared to net income of $242,622 or $.015 per share and $302,361 or $.020 per share for the same period last year.

         The provision for income taxes for the three and six months ended June 30, 1997 was $26,000 and zero, respectively. A current income tax provision of $26,000 for the three months ended June 30, 1997 was offset by an equal current income tax benefit in the three months ended March 31, 1997. Management anticipates no net income tax provision for the 1997 fiscal year due to the utilization of operating loss carryforwards and an offsetting reduction of the related valuation allowance.

Other Information

         Interest expense for the three and six months ended June 30, 1997 was zero and $222, respectively, compared to $6,720 and $28,438 for the same period last year. The decrease is due to the payoff of notes payable in the second quarter of 1996.

         Total miscellaneous income for the three and six months ended June 30, 1997 as compared to the same period last year decreased from $71,083 to $6,333. The decrease of $64,750 is mainly due to benefits recognized in the first six months of 1996 from settlements of amounts payable from 1995.

         The Company's interest revenue was generated by the interest due from contracts with the sale of the right to distribute and use the products in the Aurore-B Line to Royal Products, Inc. and from interest earned on the Company's invested cash balance.

                           BAYWOOD INTERNATIONAL, INC.

Capital Expenditures

         During the three months ended June 30, 1997, the Company had not incurred material expenditures for property and equipment.

Liquidity and Capital Resources

         As of the three months ended June 30, 1997, the Company had $1,014,373 in current assets of which $448,326 or 44.2% was cash and equivalents. Total current liabilities for the same period totalled $240,834. This represents a ratio of current assets to current liabilities of 4.2 for the six months ended June 30, 1997. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company has agreed with its major suppliers on discounts of 1% to 2% of cost of goods with early payment within 10 to 15 days. The Company recognized $14,101 of discounts under these agreements in the six months ended June 30, 1997. The Company believes that as it increases its sales volume, liquidity will improve greatly. Sales terms generally include a 50% deposit at the time of the order and the balance prior to shipment. Recently, due to good relations with overseas customers, the Company has shipped on credit.

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

Factors That May Affect Future Results

         The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competitions, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in the Company's target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which the company does business. Specifically, the timing of registration of new or existing products in different countries in which the Company is doing business or may do business could delay orders. Also, the significant portion of sales and net income contributed by international operations, specifically by one customer, could materially affect the Company's results of operations and financial condition in a particular quarter. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                           BAYWOOD INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

                  The Company previously disclosed under Item 3 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, that the Company is a defendant in a Nevada state court action filed in September 1996 by Pershing Products, Inc. The Company also disclosed that it had filed a related proceeding against Pershing and Dr. Jackie See in Federal District Court in Arizona and that it had moved to dismiss the Nevada lawsuit in favor of the Company's Arizona action. The Company has entered into a preliminary agreement with Pershing and Dr. See, which would settle both the Nevada State Court and Arizona Federal District Court actions. The Company is currently in the process of finalizing the terms of the settlement agreement. As of the date of this filing, final settlement documents have not been signed.

                  The Company previously disclosed under Item 3 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, that former director and officer Georgia Aadland filed a demand for arbitration against the Company with the American Arbitration Association on March 3, 1997. The Company also previously disclosed under Item 1 of its Quarterly Report on Form 10-QSB for the for the quarter ended March 31, 1997, that John Shannon filed a demand for arbitration against the Company with the American Arbitration Association on April 15, 1997. The Company has filed motions in Arizona Superior Court seeking stays of each of the arbitrations, pending the Superior Court's resolution of the arbitrability of Mr. Shannon's and Ms. Aadland's claims against the Company.

                  Under the terms of a January 8, 1993 agreement between the Company and Royal Products, Inc. for the Company's sale to Royal of certain sales and distribution rights relating to the Aurore-B beauty and hygiene line, Royal is obligated to make annual principal and interest payments to the Company on July 1 of each year. John Shannon is a director, officer and seventy percent (70%) shareholder of royal. As previously disclosed under Item 12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, the Company was previously forced to take collection action against Royal when it failed to make its July 1, 1996 payment. Royal has again defaulted on the agreement by failing to make its July 1, 1997 payment. On July 22, 1997, the Company filed a lawsuit against Royal in Arizona Superior Court, seeking payment of the installment that was due on July 1, 1997 of $32,500 plus attorneys' fees. Royal has not yet answered the Company's complaint.

                  On June 2,  1997,  the  Company  filed a  lawsuit  in  Federal
District Court in Arizona against John and Darlene Shannon for recovery of "short swing" profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The action alleges sales and purchases of Company securities by the Shannons (or their affiliates) within six (6) month periods while Mr. Shannon was a director or officer of the Company or a greater than ten percent (10.0%) beneficial owner of the Company's shares. The action seeks disgorgement of short-swing profits, interest from the time the profits were realized, post-judgment interest and the Company's costs and attorneys' fees.

Item 2 - Changes in Securities
         ---------------------

                  Pursuant to negotiations with Linda Lee regarding certain changes to the conversion and redemption rights of her preferred shares (see
Item 5 below and Exhibit 4.3 attached hereto), on May 30, 1997, the Board of Directors approved the creation and issuance of Class "C" preferred stock,

                           BAYWOOD INTERNATIONAL, INC.

memorialized the previous rights and designations of Class "A" and Class "B" preferred stock and authorized the filing of Certificates of Designation for Preferred Shares with the Nevada Secretary of State. The Certificates set forth the rights and preferences of each class of preferred stock. The Board's actions were authorized by the Company's Articles of Incorporation and Nevada law and did not require shareholder approval.

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

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits

Exhibit Number  Exhibit Name                             Method of Filing
--------------  ------------                             ----------------

3.1             Articles of Incorporation, as amended    *

3.2             By-Laws                                  **

4.1             Specimen Common Stock Certificate        ***

4.2             Description of Common Stock              ****

4.3             Certificates of Designation
                for Preferred Shares                     Exhibits filed herewith

27.1            Financial Data Schedule                  Exhibit filed herewith

* Incorporated by reference to Exhibit 3.1 of annual report on Form 10-KSB (file no. 33-10236) filed on April 18, 1996.

                           BAYWOOD INTERNATIONAL, INC.

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

         (b)   Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




  /s/  Harvey Turner                                    Date: August 8, 1997
----------------------------------------
Harvey Turner
Chairman of the Board,
President & C.E.O.




  /s/  Neil Reithinger                                  Date: August 8, 1997
----------------------------------------
Neil Reithinger
Vice-President, Chief Financial Officer,
Secretary & Treasurer
                                      -14-