Form 10QSB
period 1997-09-30
BAYWOOD INTERNATIONAL INC
filed 1997-11-13
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


     FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
     ---------------------                           ----------------------
      September 30, 1997                                     0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                    77-0125664
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

As of September 30, 1997, there were 17,498,115 shares of Baywood International,
                Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet as of September 30, 1997                                 3

      Statements of Operations for the three and nine months ended
      September 30, 1997 and 1996                                            4

      Statements of Cash Flows for the three and nine months ended
      September 30, 1997 and 1996                                            5

      Statement of Information Furnished                                     6

      Item 2 - Management's Discussion and Analysis or Plan of Operation    7-10

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                             11

      Item 2 - Changes in Securities                                         12

      Item 3 - Defaults Upon Senior Securities                               12

      Item 4 - Submission of Matters to a Vote
               of Security Holders                                           12

      Item 5 - Other Information                                             12

      Item 6 - Exhibits and Reports on Form 8-K                              13

      SIGNATURES                                                             15

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                               September 30, 1997

                                         ASSETS
                                         ------
CURRENT ASSETS
      Cash and equivalents                                                 $   624,764
      Accounts receivable                                                       61,743
      Inventories                                                                4,711
      Interest receivable                                                        7,648
      Deferred income taxes                                                    150,000
      Prepaid expenses and other current assets                                 30,889
                                                                           -----------
            Total current assets                                               879,755
                                                                           -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation of $98,831)                        23,448
                                                                           -----------

OTHER ASSETS
      Note receivable - related party
            (net of allowance of $110,466)                                      36,425
      Contracts & marketing rights
            (net of accumulated amortization of $68,934)                        85,966
      Formulas & product lines
            (net of accumulated amortization of $68,934)                        85,966
                                                                           -----------
            Total other assets                                                 208,357
                                                                           -----------
                  Total assets                                             $ 1,111,560
                                                                           ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES
      Accounts payable                                                     $    98,383
      Sales commissions payable                                                 35,359
      Accrued liabilities                                                        6,564
                                                                           -----------
            Total current liabilities                                          140,306
                                                                           -----------

REDEEMABLE PREFERRED STOCK - $1 par and redemption value                       800,000
                                                                           -----------

STOCKHOLDERS' EQUITY
      Preferred Stock, $1 par value,
         10,000,000 shares authorized                                           35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 17,498,115 shares
         issued and outstanding                                                 17,498
      Additional paid-in capital                                             5,414,139
      Accumulated deficit                                                   (5,295,383)
                                                                           -----------
            Total stockholders' equity                                         171,254
                                                                           -----------
                  Total liabilities and stockholders' equity               $ 1,111,560
                                                                           ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                     1997            1996            1997            1996
                                                                 ------------    ------------    ------------    ------------
NET SALES                                                        $    873,439    $    431,893    $  2,170,927    $  2,445,763

COST OF SALES                                                         602,998         233,569       1,393,844       1,452,113
                                                                 ------------    ------------    ------------    ------------
      Gross profit                                                    270,441         198,324         777,083         993,650
                                                                 ------------    ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                              117,884         125,106         267,464         403,920
      General and administrative expenses                             198,073         175,135         540,115         431,915
      Depreciation and amortization                                    12,685          12,657          37,365          38,476
                                                                 ------------    ------------    ------------    ------------
            Total selling, general and administrative expenses        328,642         312,898         844,944         874,311
                                                                 ------------    ------------    ------------    ------------
                  Operating profit (loss)                             (58,201)       (114,574)        (67,861)        119,339
                                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
      Interest income                                                   4,600           7,300          11,853          17,150
      Miscellaneous expense                                           (44,173)           --           (36,983)         (1,086)
      Miscellaneous income                                               --             9,116           6,769          97,238
      Interest expense                                                   --              (148)           (222)        (28,586)
                                                                 ------------    ------------    ------------    ------------
            Total other income (expense)                              (39,573)         16,268         (18,583)         84,716
                                                                 ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                            (97,774)        (98,306)        (86,444)        204,055

INCOME TAX BENEFIT                                                     14,000            --            14,000            --
                                                                 ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                                $    (83,774)   $    (98,306)   $    (72,444)   $    204,055
                                                                 ============    ============    ============    ============

NET (LOSS) INCOME PER
    COMMON AND EQUIVALENT SHARE:                                 $      (0.01)   $      (0.01)   $       --      $       0.01
                                                                 ============    ============    ============    ============

WEIGHTED AVERAGE OF COMMON SHARES
    AND EQUIVALENTS OUTSTANDING                                    18,333,115      17,433,794      18,333,115      16,134,453
                                                                 ============    ============    ============    ============

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                               Three Months Ended        Nine Months Ended
                                                                                 September 30,             September 30,
                                                                               1997         1996         1997         1996
                                                                            ---------    ---------    ---------    ---------
OPERATING ACTIVITIES:
      Net income (loss)                                                     $ (83,774)   $ (98,306)   $ (72,444)   $ 204,055
      Adjustments to reconcile net income
          to cash used in operating activities:
               Depreciation and amortization                                   12,684       12,658       38,056       38,476
               Issuance of common stock as payment for services performed        --         26,000         --         26,000
               Loss on sale of computers and equipment                           --           --           --          1,062
               Inventory write-down for samples, shrinkage and spoilage        91,626       16,732      103,626       36,443
               Note receivable write-down                                      37,000         --         37,000         --
               Interest receivable write-down                                  11,017         --         11,017         --
               Common stock accrued for interest on notes payable                --           --           --          8,603
          Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                  213,002      136,852      442,083     (130,088)
                  (Increase) in interest receivable                            (3,672)      (5,545)     (11,017)     (13,802)
                  (Increase) decrease in inventory                              3,448        2,971      (28,820)      35,930
                  Decrease in prepaid expenses                                 (4,365)     (12,719)     (21,739)     (21,554)
                  (Decrease) in interest payable                                 --           --           --        (23,496)
                  (Decrease) in customer deposits                                --           --           --        (16,140)
                  (Decrease) in accounts payable and accrued liabilities     (100,528)    (251,809)    (641,950)    (327,640)
                                                                            ---------    ---------    ---------    ---------
                              Net cash (used) by operating activities         176,438     (173,166)    (144,188)    (182,151)
                                                                            ---------    ---------    ---------    ---------

INVESTING ACTIVITIES:
      Sale of computers and equipment                                            --           --           --          1,280
      Purchase of furniture, computers and equipment                             --           (560)        --         (1,571)
      Decrease in note receivable                                                --          5,000         --          5,000
                                                                            ---------    ---------    ---------    ---------
                              Net cash (used) by investing activities            --          4,440         --          4,709
                                                                            ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
      Issuance of common and preferred stock for cash                            --           --           --        800,000
      Fees paid in connection with offering of common and preferred stock        --           --           --        (82,629)
      Proceeds from notes payable                                                --           --           --         50,000
      Principal payments on notes payable                                        --           --           --       (482,000)
                                                                            ---------    ---------    ---------    ---------
                              Net cash provided by financing activities          --           --           --        285,371
                                                                            ---------    ---------    ---------    ---------

CASH AND EQUIVALENTS (USED) DURING PERIOD                                     176,438     (168,726)    (144,188)     107,929
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                     448,326      384,364      768,952      107,709
                                                                            ---------    ---------    ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD                                         $ 624,764    $ 215,638    $ 624,764    $ 215,638
                                                                            =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
              Interest                                                      $    --      $    --      $    --      $  38,126
              Income taxes                                                  $   8,874    $    --      $   8,874    $    --

                           BAYWOOD INTERNATIONAL, INC.

Statement of Information Furnished

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and the cash flows for the three and nine months ended September 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-KSB.

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

Results of Operations

         Net sales for the three and nine months ended September 30, 1997 were $873,439 and $2,170,927, respectively, compared to net sales of $431,893 and $2,445,763 for the same period last year, an increase of $441,546 or 102.2% and a decrease of $274,836 or 11.2%, respectively. The increase in net sales for the three months ended September 30, 1997 is due to higher volumes of nutritional product sold to the Far East, particularly to one major customer. Although the volume of sales of this product increased in the three month period, there was an overall decrease in net sales for the nine months ended September 30, 1997 compared to the same period in 1996 which was a result of decreased volumes of skin care product sold to one major customer in the Far East. The decrease in sales of skin care products to this major customer is due to restrictions imposed on the import of finished skin care products into China. The new Chinese Government regulations prohibit any further import of both finished cosmetic and skin care products. Both cosmetic and skin care products must now be manufactured in China and must carry a Chinese manufacturing labor content of over fifty percent. The Company in conjunction with its Chinese distributors is currently in the process of pursuing the establishment of a manufacturing operation for the Company's skin care products in China. This major customer accounted for $754,790 or 86.4% and $2,012,774 or 92.7% of net sales, respectively, for the three and nine months ended September 30, 1997.

         International sales for the three and nine months ended September 30, 1997 represented 95.9%

                           BAYWOOD INTERNATIONAL, INC.

and 98.7%, respectively, of the Company's net sales compared to 97.4% and 97.6% for the same period last year. Distribution of the nutrition and dietary line remains as the main source of revenue for the first nine months of 1997, accounting for 99.8% of gross sales. There was no distribution of products within the skin care line for the nine months ended September 30, 1997. The Company is continually focused on building a broader customer base so that its reliance on its major customer is lessened and so that the volatility of sales from quarter to quarter is decreased. This focus on broadening the customer base is accomplished through the introduction of other new products into current distribution channels, the continued support through advertising and promotion of existing products and the acquisition of other companies in the industry that have established lines of complementary products and new areas of distribution. Due to high demand in the industry for nutrition and dietary products both domestically and internationally for health and well being, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the three and nine months ended September 30, 1997 was 31% and 35.8%, respectively, compared to 45.9% and 40.6% for the same period last year, an overall decrease of 5% for the nine months. Gross margins on products within the nutrition and dietary line are lower than those in the skin care line. In addition to the decrease in sales of the skin care line as a factor in the lower gross margins for the nine months ended September 30, 1997 compared to the same period last year, the Company accrued an allowance for the write down of inventory for approximately $92,000 for the three months ended September 30, 1997 due to inventory obsolescence and spoilage.

         Selling, general and administrative expenses for the three and nine months ended September 30, 1997 were $328,642 or 37.6% of net sales and $844,944 or 38.9% of net sales compared to $312,898 or 72.5% of net sales and $874,311 or 35.8% of net sales for the same period last year. This represents an overall increase of 3% on net sales. Overall corporate expenditures have decreased compared to the same nine month period last year with exception to legal fees. Legal Fees of $165,485 were the largest portion of selling, general and administrative expenses for the nine months ended September 30, 1997, representing 7.6% of net sales. The Company is aware that its legal expenses have been significant in the first nine months of 1997 and expects these costs to decline toward the beginning of 1998 as its current proceedings settle or are concluded. Sales commissions as a percentage of net sales decreased slightly due to lower commission rates negotiated by the Company compared to the first nine months of 1996.

         Net loss for the three and nine months ended September 30, 1997 was $(83,774) or $(.01) per share and $(72,444) or less than $(.01) per share, respectively, compared to a net loss of $(98,306) or $(.01) per share and net income of $204,055 or $.01 per share for the same period last year.

         A current income tax benefit of $14,000 was recognized in the third quarter of 1997. The Company expects to generate profits for the year ended December 31, 1997 and therefore has recognized a current benefit which will offset taxable income in the remainder of 1997. There were no significant deferred income taxes in the third quarter of 1997.

Other Information

         Interest expense for the three and nine months ended September 30, 1997 was zero and $222, respectively, compared to $148 and $28,586 for the same period last year. The decrease is due to the payoff of notes payable in the second quarter of 1996.

                           BAYWOOD INTERNATIONAL, INC.

         Total miscellaneous income for the nine months ended September 30, 1997 as compared to the same period last year decreased from $97,238 to $6,769. The decrease of $90,469 is mainly due to benefits recognized in the first nine months of 1996 from settlements of amounts payable from 1995.

         The Company's interest revenue was generated from interest earned on the Company's invested cash balance. The Company accrued a reserve against the entire portion of interest earned in 1997 on its note receivable due from Royal Products, Inc. In addition, the Company accrued a reserve for 50% of the balance of principal on the note for possible uncollectability.

Capital Expenditures

         During the three and nine months ended September 30, 1997, the Company had not incurred material expenditures for property and equipment.

Liquidity and Capital Resources

         As of September 30, 1997, the Company had $879,755 in current assets of which $624,764 or 71% was cash and equivalents. Total current liabilities for the same period totalled $140,306. This represents a ratio of current assets to current liabilities of 6.3 for the nine months ended September 30, 1997. Accounts receivable at December 31, 1996 decreased from $503,826 to $61,743. Due to the nature of the Company's sales transactions being primarily large dollar values and relatively few transactions, accounts receivable can fluctuate significantly based on the timing of these transactions. Management does not believe that these fluctuations currently have an adverse effect on the Company's liquidity. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company has agreed with its major suppliers on discounts of 1% to 2% of cost of goods with early payment within 10 to 15 days. The Company recognized $20,508 of discounts under these agreements in the nine months ended September 30, 1997. The Company believes that as it increases its sales volume, liquidity will improve greatly. Sales terms generally include a 50% deposit at the time of the order and the balance prior to shipment. Due to good relations with some overseas customers, the Company has shipped on credit.

         The Company neither anticipates any significant capital expenditures nor are material capital expenditures required to meet expected growth for the remainder of 1997.

         Management is aware of the current currency problems that certain Far Eastern (Malaysia, Taiwan and Indonesia) countries are dealing with. Despite the Company's reliance on its product exports and their pricing into the Far East, the Company does not consider its financial condition at this point to be at any significant risk since its main distribution is into China where the currency (Remninbi) has maintained its relative strength compared to the U.S. Dollar. Also, the Company's reliance on its Malaysian, Taiwanese and Indonesian customers constitutes less than 10% of distribution and has not seen any significant negative impact from the currency problems of those countries.

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

Factors That May Affect Future Results

         The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competitions, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in the Company's target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which the company does business. Specifically, the timing of registration of, and import restrictions on, new or existing products in different countries in which the Company is doing business or may do business could delay orders. Also, the significant portion of sales and net income contributed by international operations, specifically by one customer, and any disruption in supply from either of the Company's main suppliers, could materially affect the Company's results of operations and financial condition in a particular quarter. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                           BAYWOOD INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

                  The Company previously disclosed under Item 3 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, that on October 10, 1995, St. Anthony's Parish of Somerville, MA and the Pious Society of Missionaries of St. Charles Boromeo, Inc. filed suit against Krystal Kleer, Inc. in the Supreme Court of the State of New York and included the Company as a defendant. The sum of all compensatory damages the plaintiffs seek against all defendants amounts to $900,000, but the claims against the Company relate to the repayment of three loans to Krystal Kleer for $100,000 each. The Company was named in the lawsuit as a result of a disclosure in its prior financial statements that it had issued certain common stock in exchange for all of the equipment, fixtures and furnishings of Krystal Kleer. The Company has moved for summary judgment and its dismissal as a defendant from the action.

                  The Company previously disclosed under Item 3 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, that the Company is a defendant in a Nevada state court action filed in September 1996 by Pershing Products, Inc. The Company also disclosed that it had filed a related proceeding against Pershing and Dr. Jackie See in Federal District Court in Arizona. The parties have agreed to dismiss both actions with prejudice, with no payments between the parties and with each party bearing its own costs and attorneys fees in the matter.

                  The Company previously disclosed under Item 3 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, that former director and officer Georgia Aadland filed a demand for arbitration against the Company with the American Arbitration Association on March 3, 1997. The Company also previously disclosed under Item 1 of its Quarterly Report on Form 10-QSB for the for the quarter ended March 31, 1997, that John Shannon filed a demand for arbitration against the Company with the American Arbitration Association on April 15, 1997. The Company's motions seeking stays of arbitration were denied. As previously disclosed in the March 31, 1997 quarterly report, Shannon seeks a determination that 1,000,000 options allegedly granted to him on January 1, 1993 are valid. On April 28, 1997, the Company answered Mr. Shannon's demand and stated that the options are invalid because the contract upon which they are based was invalidly executed in violation of the Company's articles and bylaws, the options and the underlying agreement do not satisfy Nevada statutory requirements, entry into the agreement was a violation of Shannon's fiduciary duties and Shannon waived any alleged options, among other defenses. The Shannon matter is set for arbitration on November 13 and 14, 1997 and the arbitrator intends to communicate his ruling before the first week of December 1997. The Aadland arbitration date has been postponed until an unspecified hearing date in the first or second quarter of 1998.

                  Under the terms of a January 8, 1993 agreement between the Company and Royal Products, Inc. ("Royal"), Royal is obligated to make annual principal and interest payments to the Company on July 1 of each year. John Shannon is a director, officer and seventy percent (70%) shareholder of Royal. As previously disclosed under Item 1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, the Company filed a lawsuit against Royal in Arizona Superior Court, seeking payment of the installment that was due on July 1, 1997 of $32,500 plus attorneys' fees. Royal has answered the Company's complaint and the Company has moved for summary judgment on its claims.

                           BAYWOOD INTERNATIONAL, INC.

                  The Company previously disclosed under Item 3 of its Quarterly Report on Form 10- QSB for the quarter ended June 30, 1997 that on June 2, 1997, the Company filed a lawsuit in Federal District Court in Arizona against John and Darlene Shannon for recovery of "short swing" profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended. The action alleges sales and purchases of Company securities by the Shannons (or their affiliates) within six (6) month periods while Mr. Shannon was a director or officer of the Company or a greater than ten percent (10.0%) beneficial owner of the Company's shares. The action seeks disgorgement of short-swing profits, interest from the time the profits were realized, post-judgment interest and the Company's costs and attorneys' fees. The Company has moved for summary judgment on its claims.

                  After the end of the Company's third quarter, on November 5, 1997, an individual claiming to be a shareholder filed suit in Maricopa County, Arizona Superior Court against each of the Company's directors and against a freight forwarding company that the Company uses for shipping its products to the Far East. The lawsuit does not name the Company. The complaint alleges, among other things, that the Company's Board and its Chairman made or acquiesced in misrepresentations about the Chairman's background, the packaging of the Company's products, and the status of financings alleging fraud, self-dealing and breaches of fiduciary duty. The complaint seeks an undisclosed amount of damages, an injunction and other relief. It is anticipated that the Company's directors may seek indemnification from the Company for the defense of this action.

Item 2 - Changes in Securities
         ---------------------

                  None

Item 3 - Defaults upon Senior Securities
         -------------------------------

                  None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  None

Item 5 - Other Information
         -----------------

                  Dependence on One Customer. Sales to one principal customer in China accounted for 89.8% and 73.0% of net sales in fiscal years ended December 31, 1996 and 1995, respectively, and have accounted for 97.6%, 93.3% and 86.4% of net sales in the quarters ended March 31, June 30 and September 30, 1997, respectively. The Company is attempting to expand its customer base both domestically and internationally, but expects that sales to its Chinese customer will continue to account for a substantial percentage of sales. The Company's Chinese customer could discontinue ordering at any time. Any potential problems with this Chinese customer could have a substantial adverse impact on the Company's business and could result in diminished revenues for several quarters or more as the Company attempts to replace that business.

                           BAYWOOD INTERNATIONAL, INC.

                  Dependence on Two Suppliers. The Company does not manufacture any of its products and depends entirely on third party manufacturers and suppliers. Typically, the Company does not have supply agreements, but submits purchase orders for its products. The Company currently purchases from two suppliers.

                  The Company's largest supplier, The Chemins Company, Inc., located in Colorado accounted for approximately 67% and 70% of product purchases in the fiscal years ended December 31, 1996 and 1995, respectively, and has accounted for 100% of purchases in the quarters ended March 31, June 30 and September 30, 1997, respectively. The Company's other supplier, Natural Technology, Inc., located in Texas accounted for approximately 33% and 30% of product purchases in the fiscal years ended December 31, 1996 and 1995, respectively, and has accounted for no product purchases in the quarters ended March 31, June 30 and September 30, 1997, respectively.

                  Although the Company believes that a number of alternative sources of supply are available if required and that it could quickly replace its main suppliers with alternative sources at comparable prices and terms, a disruption in product supply from either The Chemins Company, Inc. or Natural Technology, Inc. could have a significant adverse impact on the Company's operations.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

Exhibit Number      Exhibit Name                                                 Method of Filing
--------------      ------------                                                 ----------------

3.1                 Articles of Incorporation, as amended                        *

3.2                 By-Laws                                                      **

4.1                 Specimen Common Stock Certificate                            ***

4.2                 Description of Common Stock                                  ****

4.3                 Certificates of Designation for Preferred Shares             *****

4.4                 Accredited Investor Subscription Agreement with Linda
                    Lee dated October 30, 1997                                   Exhibit filed herewith

27.1                Financial Data Schedule                                      Exhibit filed herewith

* Incorporated by reference to Exhibit 3.1 of annual report on Form 10-KSB (file no. 0-22024) filed on April 18, 1996.

**                Incorporated   by  reference  to  Exhibit  3  of  Registration
Statement on Form S-1 (file no. 33-10236) filed on January 27, 1987, and declared effective on February 14, 1988.

***               Incorporated   by  reference  to  Exhibit  1  of  Registration
Statement on Form 8-A (File no. 022024) filed on July 2, 1993, and declared effective on July 9, 1993.

                           BAYWOOD INTERNATIONAL, INC.

****              Incorporated by reference to page 31 of Registration Statement on Form S-1 (file no. 33-10236) filed on January 27, 1987, and declared effective on February 14, 1988.

*****             Incorporated  by reference to Exhibit 4.3 of quarterly  report on Form 10-QSB (file no. 0-22024) filed on August 11, 1997.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




By: /s/ Harvey Turner                              Date: November 12, 1997
   -------------------------------------
Harvey Turner
Chairman of the Board,
President & C.E.O.




By: /s/ Neil Reithinger                            Date: November 12, 1997
   -------------------------------------
Neil Reithinger
Vice-President, Chief Financial Officer,
Secretary & Treasurer
                                      -15-