Form 10KSB
period 1997-12-31
BAYWOOD INTERNATIONAL INC
filed 1998-03-30
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

      ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1997
                           Commission file No. 0-22024

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

       Issuer's revenues for its most recent fiscal year were $3,234,056.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $1,369,274 as of March 25, 1998.

   The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 25, 1998 was 17,498,115.

                           Baywood International, Inc.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS
                                -----------------

PART I   ........................................................................................4
         Item 1 - Description of Business........................................................4
         Item 2 - Description of Property........................................................9
         Item 3 - Legal Proceedings..............................................................9
         Item 4 - Submission of Matters to a Vote of Security Holders...........................11

PART II  .......................................................................................11
         Item 5 - Market for Common Equity and Related Stockholder Matters......................11
         Item 6 - Management's Discussion and Analysis or Plan of Operation.....................11
         Item 7 - Financial Statements and Supplementary Data...................................15
         Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................15

PART III .......................................................................................15
         Item 9 - Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act....................15
         Item 10 - Executive Compensation.......................................................17
         Item 11 - Security Ownership of Certain Beneficial Owners, Management
                           and Changes in Control...............................................18
         Item 12 - Certain Relationships and Related Transactions...............................21
         Item 13 - Exhibits and Reports on Form 8-K.............................................23

SIGNATURES......................................................................................25

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

Factors That May Affect Future Results

         Management believes that results of operations in any annual period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competitions, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in the Company's target markets, adverse currency valuations against the dollar in Far East markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which the company does business. Specifically, the timing of registration of new or existing products in different countries in which the Company is doing business or may do business could delay orders. Also, the significant portion of sales and net income contributed by international operations, specifically by one customer, could affect the Company's results of operations and financial condition in a particular year. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                                     PART I

Item 1 - Description of Business
--------------------------------

General

         Baywood International, Inc. (the "Company"), develops, markets and distributes nutritional supplements and skin care products. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. Baywood Financial, Inc. remained inactive until January 11, 1988 when it acquired all of the assets of Helth-Pro International, Inc. ("Helth-Pro"), a Nevada corporation. Helth-Pro's primary business was the marketing of animal food supplements and other related products under an exclusive marketing agreement previously acquired by Helth-Pro.

         From 1988 until 1992, Baywood Financial, Inc. was inactive. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc. Thereafter, the Company commenced the acquisition of formulas, trademarks, marketing rights and product lines of dietary supplements and skin care products from several companies. The Company had expanded its product lines into fragrances for men and women and into animal health products for horses and domestic pets. Due to the higher demand and market potential of nutritional supplements and skin care products, the Company significantly scaled down its efforts to promote and sell the fragrance and animal health lines.

         Since its inception, the Company has directed most of its sales efforts toward international markets and has established either distribution or registration of its products into the Pacific Rim Countries (China, Malaysia, Hong Kong, Taiwan and Indonesia) as well as Europe (Italy, Germany, Austria, England and Switzerland). Establishing distribution into health food stores, chain drug stores, grocery chains and network marketing companies internationally and in the United States is also part of the Company's marketing strategy. At this time, the Company is focused on strengthening its international distribution and building its distribution of branded products through health food stores in the United States.

         The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260 and its telephone number is (602) 951-3956.

Products and Product Development

         The Company's main dietary supplement products include bee pollen, bee propolis, royal jelly and a freeze dried aloe vera and mineral drink. The Company includes as separate products multiple sizes and potencies of certain products. At any point depending on customer demand or market opportunity, the Company may add to its dietary supplement line of making the number of products and the mix in the types of products sensitive to change constantly toward the demands of what customers or the markets desire. The Company's most popular product is a freeze dried aloe vera and mineral drink under the brand name, Aloe-Minerals Plus(TM), which is part of the Company's Royal(TM) Line. This line is the primary name under which most of the Company's dietary supplements are sold internationally. Depending on the demands of a particular customer, the Company may also supply most products unlabeled, in bulk or under a private label. Although the Company considers the potential of unlabeled or privately labeled products to be substantial, emphasizing the Company's own branded products for presentation to the international and domestic market is important toward the Company's recognition in the natural products industry.

         The Company's dietary supplement products also include products that target specific nutritional needs, or what are referred to as nutriceuticals. These products are being marketed through the Company's natural healthcare line. The main product in this line is a cholesterol product designed and marketed to maintain healthy cholesterol. Under the Company's Royal(TM) Line marketed internationally, this product is called Count Down 200(TM). This product is also marketed under another brand name internationally called LDL Tab(TM). Domestically, this is the Company's first product called Beta-s(TM) and it is being marketed into health food stores across the United States. The Company intends to build upon the successful launch of this product into the United States through the introduction of other products for the natural healthcare line including those products which are formulated for certain needs such as joint support and arthritis, allergy, overall cardiovascular health, memory and concentration, mood, energy, eyes and the immune system.

         In addition to dietary supplements, the Company also has a line of skin care products. The main products in this line are marketed together as a facial system and include a cleanser, lift powder with activator, toner and a nurture cream. The products are aloe vera based and are primarily marketed under the Company's La Vraie(TM) brand line.

         All of the Company's products are currently manufactured by third party manufacturers. Although management recognizes the primary importance of establishing brand loyalty of its products internationally or domestically, it also realizes the eventual importance of certain manufacturing capabilities as the Company grows to reduce dependence on third party manufacturers, to assist in maintaining any proprietary nature of its products, to reduce product costs and to increase product capacity for itself and its large volume customers.

         At this time, the Company also relies on its third party manufacturers to maintain the quality of product components as new products are assessed and developed. As the Company evaluates the needs for certain products within existing or new markets, the most effective formulas are developed through the Company's third party manufacturers and then sampled and tested for final approval and packaging.

Strategy

         Management's primary objective is to become a recognized leader in the provision of natural products that are based on natural compounds. Acknowledging the broad reach of the natural products industry, the Company considers its potential to involve many different opportunities in certain product lines and distribution channels. Certain product lines include but are not limited to vitamins, herbs, nutriceuticals, herbal teas, health foods, sports nutrition and skin care. Certain distribution channels include retail, mail order and network marketing. The Company's current distribution includes dietary supplements that are sold mainly into the international market into network marketing companies. The Company is also marketing its first nutriceutical product for maintaining healthy cholesterol into health food stores in the United States. Creating new and innovative products containing all-natural ingredients is a primary focus of the Company with emphasis on satisfying existing consumer demand or creating awareness for health through the use of natural products. Through consistent active involvement in the trends that affect the natural products industry, the Company creates or improves products to fit market needs. The Company currently is pursuing the following business strategy:

         i. Expand its marketing efforts for existing areas of penetration in the international market and develop new areas of distribution in the international markets into such areas as retail and direct sales. The Company believes that by hiring additional personnel who have specific strengths in particular areas in the international and domestic market, forming joint ventures, acquiring and merging with other successful companies that it will further strengthen its position.

         ii. Further develop its line of nutriceutical products and expand its advertising materials and channels for use by the Company to further expand distribution into the health food store market across the United States. The Company believes that these products have great appeal and expects to explore the market potential for a number of such products upon the successful launch of its first product, Beta-s(TM).

         iii. Penetrate other areas of the natural products industry where the Company is not currently involved based on the evaluation of other companies within the industry who wish to form marketing alliances and joint ventures or may be acquired by or merge with the Company. The Company expects that internal development of products that fall into other lines of business where it is currently not involved will occur to a lesser extent as opposed to the Company's involvement with other companies within the industry that have already established brand or product identity and distribution in those lines.

Marketing

         The Company markets and distributes its products internationally and domestically. Since inception, the international market has been the primary area of distribution for the Company's products. Due to the types of products that the Company currently has available such as bee pollen, bee propolis, royal jelly and certain aloe vera based products, the Company has been successful specifically in the Far East (China, Malaysia, Indonesia and Taiwan) where these types of products are especially in high demand. In addition, the large populations of such countries has allowed for a continuous and changing source of demand for these products.

         International

         The Company currently distributes most of its products into the Far East into network marketing companies who typically have a large number of distributors. Given that the companies in this area have been a strong avenue of distribution for nutritional supplements, the Company will continue to strengthen and expand its marketing efforts there. The Company's most popular product in China is the freeze dried aloe vera and mineral drink under the brand name, Aloe-Minerals Plus(TM), which is part of the Company's Royal(TM) Line. Most of the Company's other common dietary supplements are also distributed under the Royal(TM) Line which is the primary name under which most of the Company's dietary supplements are marketed in these countries.

         Dependence on One Customer. Sales to one principal customer in China accounted for 93.4% and 89.8% of total net sales in the years ended December 31, 1997 and 1996, respectively. The Company is attempting to expand its customer base both domestically and internationally, but expects that sales to its Chinese customer will continue to account for a substantial percentage of net sales. The Company's Chinese customer could discontinue ordering at any time. Any potential problems with this Chinese customer could have a substantial adverse impact on the Company's business and could result in diminished revenues for several quarters or more as the Company attempts to replace that business.

         Domestic

         The Company is marketing its first nutriceutical product, Beta-s(TM), through one primary wholesale distributor which distributes to health food stores across the United States. To create awareness at the retail and consumer levels, the Company advertises through any number of channels including the distributor's newsletters and catalogs, independent trade and consumer publications, direct mailings to health food stores and radio.

Market and Competition

         The market for nutritional supplements is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

         Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other nutritional supplement companies because of its quality of products and focus on certain niche products for certain niche markets both internationally and domestically.

Dependence on Third Party Suppliers

         There are numerous companies that produce or supply the types of products the Company distributes. The Company does not manufacture any of its products and depends entirely on third party manufacturers and suppliers. Typically, the Company does not have supply agreements, but submits purchase orders for its products. The Company currently purchases from two suppliers.

         The Company's largest supplier, located in Colorado, accounted for approximately 99% and 67% of product purchases in the fiscal years ended December 31, 1997 and 1996, respectively. The Company's other supplier, located in Texas, accounted for less than 1% and approximately 33% of product purchases in the fiscal years ended December 31, 1997 and 1996, respectively.

         Although the Company believes that a number of alternative sources of supply are available if required and that it could quickly replace its main suppliers with alternative sources at comparable prices and terms, a disruption in product supply from either of its third party suppliers could have a significant adverse impact on the Company's operations.

Proprietary Information

         The Company does not hold any patents and currently relies upon a combination of contractual rights, trademark laws and specially formulated products to protect its proprietary rights in its products or packaging. The Company seeks to protect its proprietary rights in its formulas through restrictions on disclosure and use. Despite the Company's efforts to protect its formulas, it may be possible for third parties, without authorization, to copy or duplicate proprietary formulas or packaging, or to obtain and use its proprietary information. Existing trademark laws afford only limited practical protection for the Company's product lines. The laws and the level of enforcement of such laws in certain foreign countries where the Company markets its products often do not protect the Company's proprietary rights in its products to the same extent as the laws of the United States. Because of the rapid pace of the natural product industry's development, the Company believes that the legal protection for its products is less significant to the Company's success than the knowledge, technical expertise and marketing skills of the Company's personnel, the frequency of product expansion and pace of market penetration.

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

Government Regulation

         Advertising claims made by the Company with respect to its products are subject to the jurisdiction of the Federal Trade Commission ("FTC") as well as the Food and Drug Administration ("FDA"). In both cases the Company is required to obtain scientific data to support any advertising or labeling health claims it makes concerning its products, although no pre-clearance or filing is required to be made with either agency.

         The Company's products and its business operations may at any time be subject to regulation by one or more federal agencies. The FDA in particular, is primarily responsible for regulation of the labeling, manufacture and sale of nutritional supplements which the FDA believes to be unapproved drugs or food additives rather than food supplements. These products are primarily regulated by the FDA under the auspices of the Federal Food, Drug and Cosmetic Act (the "FFDCA"). Under the FFDCA, most dietary supplements are currently regulated as foods, which require no approval from the FDA prior to marketing. Therefore, the regulation of dietary supplements is far less restrictive than that imposed upon manufacturers and distributors of prescription drugs. Dietary supplements, however, must be labeled correctly to avoid being misbranded under the FFDCA. Health claims made by nutritional supplement companies with respect to their product are specifically regulated by the FDA. If such products make unapproved health claims, the FDA may consider them as unapproved drugs, which require approval by the FDA prior to marketing.

         To the extent the Company establishes its own manufacturing facilities in the future and produces products deemed by the FDA now or in the future to be a food or dietary supplement, the operation of the Company's manufacturing facilities will be subject to regulation by the FDA in compliance with good manufacturing practices (GMP) just as the Company's third party manufacturers currently are subjected to. Although the Company does not anticipate any difficulties in complying with the GMP, any such difficulties that are encountered at such a time could have a material adverse effect on the Company.

         The regulations prohibit the use of any health claim on a dietary supplement unless the health claim is supported by a significant scientific agreement and is pre-approved by the FDA. Accordingly, most dietary supplements will be precluded from bearing most health claims. The FDA regulations do not at present limit consumer access to dietary supplements, unless such products present safety concerns. The Company cannot determine at this time whether the new regulations will have any adverse effect on its operations, although it believes that they will not have a material adverse effect.

         Overseas, registration is mandatory in each country prior to distribution. This process may take from several months to over a year. The Company, at any one time, may have several products awaiting approval for registration and eventual distribution. The Company can provide no assurance as to the timing of such approvals.

Employees

         At December 31, 1997, the Company had three (3) full-time employees. Consultants are utilized as needed in marketing and sales. Commissioned personnel include one (1) full-time employee and four (4) representatives overseas in addition to two (2) independent sales managers that work with domestic accounts.

Item 2 - Description of Property
--------------------------------

         The Company's principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. The Company leases its offices under an operating lease that expires on July 31, 2000. In 1997 the Company disposed of the remaining items in its warehouse that were either spoiled or unsalable. Due to the nature of the Company's orders which are drop shipped directly from the manufacturer into the international market, the need for smaller space for inventory items and to cut down on certain costs, the Company is able to utilize its remaining office space to handle necessary functions at the current time. Future minimum annual lease obligations for the remaining term of the lease are as follows:

                  1998            $  38,955
                  1999               40,903
                  2000               24,542
                                  ---------
                                  $ 104,400

         The Company holds no other real estate interests.

Item 3 - Legal Proceedings
--------------------------

         The Company was included as a defendant in a New York state court action filed October 10, 1995 by St. Anthony's Parish of Somerville, Massachusetts and other plaintiffs against Krystal Kleer, Inc. The lawsuit was dismissed on March 20, 1996 in favor of an Arizona federal court action filed February 29, 1996. Plaintiffs seek compensatory and punitive damages of $900,000 against the Company and other defendants. Plaintiffs have obtained a judgment against Krystal Kleer, Inc. in the amount of $645,000 and are seeking to collect damages from the Company on the theory that the Company was involved in a fraudulent transfer in connection with the issuance of common stock in exchange for certain equipment, fixtures and furnishings of Krystal Kleer, Inc. The Company has pending a motion for its dismissal as a defendant on the basis that its transaction with defendant Krystal Kleer, Inc. was not fraudulent. The Company has obtained an expert opinion that the Company's transaction with Krystal Kleer, Inc. was unfair to the Company and not to Krystal Kleer, Inc. The Company appears to have a strong basis for and intends to vigorously pursue its defenses and dismissal. At this stage of the proceeding, no prediction can be made of the likelihood of an unfavorable outcome and no estimate can be made of the amount or range of potential loss, if any.

         John A. Shannon filed a demand for arbitration with the American Arbitration Association on April 15, 1997 seeking a determination that 1,000,000 in options granted to him on January 1, 1993 were valid and in effect until January 1, 1998, for compensatory damages based upon the Company's refusal of his attempt to exercise a portion of the options in February 1997 and for his costs and attorneys' fees. On December 8, 1997, the arbitrator declared that the options were valid for exercise until their expiration on January 1, 1998 and awarded Shannon his attorneys' fees on the options claim. Shannon allowed the options to expire unexercised, but filed a petition for $124,338.17 in attorneys fees. The Company has contested the amount and nature of fees and costs sought and the arbitrator has indicated that he will grant an evidentiary hearing on the issue of attorneys' fees. At this stage of the proceeding, no prediction can be made of the likelihood of an unfavorable outcome and no estimate can be made of the amount or range of potential loss, if any.

         On April 28, 1997, the Company filed an action in Maricopa County Superior Court against Mr. Shannon, as the Company's former Chairman and continuing substantial shareholder, and his affiliated company. The complaint alleged claims against certain or all of the defendants for breaches of fiduciary duty, fraudulent issuance of securities, misappropriation and conversion of corporate assets, self-dealing in issuing stock for overvalued or worthless intangibles, fraudulent transfer of assets, fraud, constructive fraud and negligent misrepresentation. The complaint sought the cancellation of certain of the Shannons' shares, indemnification, punitive damages, pre-judgment and post-judgment interest and the Company's costs and attorneys' fees. The Superior Court action claims were dismissed and consolidated as counterclaims in the American Arbitration Association action. The arbitrator bifurcated the counterclaims from the stock options issues and ordered that the counterclaims would be determined in a hearing at a later date, but a hearing has not yet been set. The Company believes it has a strong basis for its counterclaims, but at this stage of the proceeding, no prediction can be made of the nature or amount of the outcome.

         On March 3, 1997, former director and officer Georgia Aadland filed a demand for arbitration against the Company with the American Arbitration Association. Ms. Aadland seeks $210,374 plus interest, attorney's fees and costs for breach of an employment agreement. The Aadland arbitration date has been postponed until an unspecified hearing date which is unlikely to occur prior to the summer of 1998. The Company intends to vigorously defend against Ms. Aadland's claims and, at this stage of the proceeding, no prediction can be made of the likelihood of an unfavorable outcome and no estimate can be made of the amount or range of potential loss, if any.

         On June 2, 1997, the Company filed a lawsuit in Federal District Court in Arizona against John and Darlene Shannon for recovery of "short swing" profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The action alleges sales and purchases of Company securities by the Shannons (or their affiliates) within six (6) month periods while Mr. Shannon was a director or officer of the Company or a greater than ten percent (10.0%) beneficial owner of the Company's shares. The action seeks disgorgement of short-swing profits, interest from the time the profits were realized, post-judgment interest and the Company's costs and attorneys' fees. The Company has moved for summary judgment on a portion of Shannon's transactions that he has not yet publicly disclosed. The Company believes that it has a strong basis to be awarded approximately $9,000 on its motion for partial summary judgment. With regard to the undisclosed transactions, at this stage of the proceeding, no prediction can be made of the nature or amount of the outcome.

         Under the terms of a January 8, 1993 agreement between the Company and Royal for the sale to Royal of certain sales and distribution rights relating to the Aurore-B beauty and hygiene line, Royal is obligated to make annual payments to the Company including principal and interest on July 1st of each year from July 1, 1993 to July 1, 2002. Royal defaulted on the agreement by failing to make its July 1, 1997 payment. On July 22, 1997 the Company filed an action in Maricopa County Superior Court to collect the defaulted payment plus interest, attorneys' and costs. On December 10, 1997, the court awarded the Company summary judgment in the matter for $35,555.25 plus interest until the judgment is paid.

         Reference should also be made to Note 14 of the financial statements, which is incorporated herein by this reference.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The Company's common stock under the registered name of Baywood International, Inc. was first quoted in May of 1992, and began trading on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BYWD".

         Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last eight quarters:

Year Ended December 31, 1997          High             Low
----------------------------          ----             ---

March 31, 1997                         .56             .28
June 30, 1997                          .32             .18
September 30, 1997                     .39             .20
December 31, 1997                      .27             .10

Year Ended December 31, 1996
----------------------------

March 31, 1996                         .56             .31
June 30, 1996                          .57             .41
September 30, 1996                     .55             .40
December 31, 1996                      .60             .34



         The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

         As of December 31, 1997, there were approximately 680 holders of record of the Company's common shares not including those shares held in brokerage accounts.

         The Company has not paid dividends on its common shares and has no present intention of paying dividends in 1998. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will necessarily be dependent on the earnings, financial condition, capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant.

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

General

         The Company's main dietary supplement products include bee pollen, bee propolis, royal jelly and a freeze dried aloe vera and mineral drink. The Company's most popular product is a freeze dried aloe vera and mineral drink under the brand name, Aloe-Minerals Plus(TM), which is part of the Company's Royal(TM) Line. This line is the primary name under which most of the Company's dietary supplements are sold internationally. The majority of the Company's sales were comprised of Aloe-Minerals Plus(TM) to one particular customer in China. This major customer accounted for 93.4% of total net sales. The Company's freeze dried aloe vera and mineral drink accounted for 94.3% of total net sales. Sales of skin care products decreased sharply. Net sales of skin care products for the years ended December 31, 1997 and 1996 were $2,603 or less than 1% of net sales and $1,256,454 or 31.4% of net sales, respectively. The decrease in sales of skin care was through one particular customer in China with several products in the Company's La Vraie(TM) line such as cleanser, toner, nurture cream, activator and lift powder. The reduction in total net sales of $766,083 or 19.2% was mainly due to the suddenly imposed import restrictions of finished skin care product to China and delays of other product registrations into other countries. Chinese Government regulations which may change periodically, prohibit any further import of both finished cosmetic and skin care products. Both cosmetic and skin care products must be manufactured in China and must carry a Chinese manufacturing labor content of over fifty percent. The Company believes that the decrease is not a result of the decreased demand for the products and is currently in the process of pursuing the establishment of a manufacturing operation for the Company's skin care products in China. The Company believes that sales of the skin care products will resume in China upon the successful organization of this manufacturing operation in 1998. However, it can neither be certain that such sales will resume nor is it certain that any such sales will reach their historical levels of 1996. Branded product sales made up 97.6% of the Company's total net sales. International sales comprised 99.1% of total net sales.

         The concentration with the Company's major customer leaves the Company vulnerable should the customer reduce or cease its orders. The Company continues to attempt to diversify its customer base but believes that sales to this customer will continue to comprise a large portion of its revenue in the near future.

         Domestically, the Company's first product, Beta-s(TM), marketed under the natural healthcare line in health food stores across the United States, accounted for less than 1% of total net sales. The Company intends to build upon the successful launch of this product into the United States through the introduction of other products for the natural healthcare line.

         The Company concentrates on increasing profits by expanding sales volume while containing or reducing costs since growth opportunities in the Company's markets are driven by volume increases rather than price increases. The Company's cost reduction efforts will be driven by economies of scale and current out-sourcing of the production items supplied to the manufacturer such as packaging and labels. As the Company grows, it also realizes the eventual importance of certain manufacturing capabilities to reduce dependence on third party manufactures, to assist in maintaining any proprietary nature of its products, to reduce product costs and to increase product capacity for itself and its large volume customers.

         The Company anticipates that future growth of its business will come through the efficient execution of its business strategy both internationally and domestically. The Company can provide no assurance as to the timing and success in the execution of its business strategy.

         The Company's reliance on computer information systems is such that it does not anticipate encountering difficulties with the year 2000 problem. The Company is not aware of any significant problems being encountered by its customers and vendors.

Results of Operations

         The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated.

                                            1997         1996
                                             %            %
                                             -            -
Net Sales                                   100.0        100.0
Cost of Sales                                62.7         58.4
                                            -----        -----
Gross Profit                                 37.3         41.6
S, G & A Expenses:
         Marketing                           13.4         15.3
         General and Administrative          26.8         17.7
         Depreciation and Amortization        1.6          1.3
                                            -----        -----
Other (Income) and Expense - net               .4         (5.1)
                                            -----        -----
Income (Loss) Before Income Taxes           (4.9)         12.4
Income Tax Benefit                              -          3.8
                                            -----        -----
Net Income (Loss)                           (4.9)         16.2
                                            =====        =====

Comparisons of Year 1997 to 1996:

         Net sales for the year ended December 31, 1997 were $3,234,056 compared to net sales of $4,000,139 for the year ended December 31, 1996, a decrease of 19.2%. The decrease in nets sales was mainly due to the decreased volumes of skin care product sold through one particular customer in China. In 1997 international sales represented 99.1% of the Company's total net sales compared to 96.6% for 1996. Distribution of nutritional supplements remained as the main source of revenue for 1997. Net sales of nutritional supplements and skin care products for the year ended December 31, 1997 were $3,231,453 or 99.9% of total net sales and $2,603 or less than 1% of total net sales, respectively. Net sales of nutritional supplements and skin care products for the year ended December 31, 1996 were $2,726,260 or 68.2% of total net sales and $1,256,454 or 31.4% of total net sales, respectively.

         The Company's gross profit margin for the year ended December 31, 1997 was 37.3% compared to 41.6% in 1996. The decrease in gross profit for the year ended December 31, 1997 is mainly due to the higher margins on skin care products that had been sold in 1996. Additionally, cost of sales in 1997 included an additional write-down of $105,000 for the remainder of the Company's obsolete inventories.

         Marketing, general and administrative expenses for the year ended December 31, 1997 were $1,299,649 compared to $1,322,097 for the same period ended December 31, 1996, a decrease of 1.7%. The primary factors in the overall decrease were an overall reduction in sales commission expense as a percentage of net sales in 1997 as compared to 1996 and also a larger write-off of uncollectible trade receivables in 1996 as compared to 1997. Sales commissions averaged approximately 5% and 10% of total net sales for the years ended December 31, 1997 and 1996, respectively. The decrease in sales commission expense is due to a restructuring of most of the Company's sales commission agreements in 1997. The single largest expense in 1997 was for legal fees which totalled $240,042 or 18.5% of total marketing, general and administrative expenses.

         Net loss before income taxes for 1997 and 1996 was $(157,260) or $(.02) per share as compared to net income of $646,891 or $.04 per share, respectively. An income tax benefit was recorded in 1996 in the amount of $149,950 related to a reduction in the deferred tax asset valuation allowance.

Other Information

         Interest Expense was zero and $22,172 in 1997 and 1996, respectively. The decrease was due to the payoff of all of the Company's interest bearing debt in June of 1996.

         Interest income for 1997 was generated from the Company's invested cash balance in interest-bearing money market accounts. In 1996 interest income was comprised of mainly interest generated from the Company's note receivable due from Royal for the sale of the Aurore-B beauty and hygiene line. Due to non-payment by Royal on this note receivable, the Company had not recognized any interest income during 1997 and has accrued an allowance for the remaining balance of the note.

         The Company expects its expenditures for marketing costs to increase as it attempts to diversify its customer base and expand in the domestic market. The Company will be selective in its expenditures for marketing related items and intends to begin advertising more heavily in domestic publications.

         The Company has experienced some loss in revenue due to economic and currency problems in Asia. To date these losses have not been significant but such problems may reduce short-term potential for revenue growth in that region. China has not experienced the extent of problems as that of other Asian countries. Excluding the loss of skin care products revenue, sales to the Company's Chinese customer actually increased in 1997.

         The nutritional products industry is highly competitive. There are many companies with greater financial strength and marketing and distribution capabilities than the Company. As indicated in industry publications, the industry is evolving rapidly and undergoing major changes as the United States market becomes saturated with new companies and more similar products. The Company recognizes that its business in the natural products industry may be at risk because the Company is small and competes against better known companies with large advertising and marketing budgets and substantially greater sales volume and financial resources.

Capital Expenditures

         During 1997 and 1996, the Company purchased property and equipment of zero and $1,571, respectively. As of December 31, 1997, the Company had no material commitments for capital expenditures.

Liquidity and Capital Resources

         As of December 31, 1997, the Company had $1,136,371 in current assets of which $668,906 or 58.9% was cash. Total current liabilities for the same period totalled $429,722. This represents a current ratio of current assets to current liabilities of 2.64. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company believes that as it increases its sales volume, liquidity will improve greatly. Sales terms generally include either a 50% deposit at the time of the order and the balance prior to shipment or 100% payment prior to shipment for new customers. The Company has from time to time extended credit to its major customers once they have established good payment histories. The Company drop ships most of its shipments directly from the manufacturer and therefore does not require large inventories to satisfy customer demand. The Company may require additional warehousing capabilities as the distribution grows in the Unites States Market since the nature of the shipments are more volume of smaller orders rather than less equal or less volume of substantially larger orders. The need for significant working capital is not anticipated for accounts receivable and inventories due to timely turnover on accounts receivable and the use of drop shipments.

         The Company neither anticipates any significant capital expenditures nor are material capital expenditures required to meet expected growth through existing operations. The Company may require additional capital and may attempt to raise capital through the sale of preferred and common stock and through private placements in the short and long term for the purpose of acquiring other companies. Management recognizes the need to expand its distribution not only through effective marketing of its current products in order to maintain its competitive position in the marketplace, but also through either the merger and/or acquisition of other companies in the natural products industry. The Company believes that it will be able to obtain adequate sources of financing should the opportunities for any potential mergers or acquisitions arise.

         At this time the Company does not anticipate any large expenditures of cash for research and development costs. Marketing costs associated with the distribution of new products will be paid for by cash flows from existing operating activities.

Item 7 - Financial Statements and Supplementary Data
----------------------------------------------------

         An audited balance sheet for the year ended December 31, 1997 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 are set forth commencing on page 28.

Item 8 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         None

                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Directors and Executive Officers

Name                           Age    Position or Offices Held
----                           ---    ------------------------

Neil T. Reithinger             28     Interim President, Director, Chief
                                      Financial Officer, Secretary and Treasurer
Karl H. Rullich                64     Director
Stephen L. Kuehn               51     Director
Glen Holt                      67     Director
Dr. Michael B. Shapiro, M.D.   42     Director


         Mr. Neil T. Reithinger assumed the office of interim president upon the resignation of Harvey J. Turner on December 10, 1997. He was elected as a Director on February 18, 1997. He was elected Chief Financial Officer, Secretary and Treasurer on October 28, 1997. Mr. Reithinger has been Controller of the Company since January 1994. Prior to joining the Company and from July 1992 through December 1993, Mr. Reithinger worked in branch operations for Bank of America. He received a Bachelors degree in accounting from the University of Arizona in 1992 and his certification as a Certified Public Accountant in 1996.

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

         Mr. Stephen L. Kuehn has been a Director of the Company since 1991. Mr. Kuehn previously served as a consultant to the Company in the area of sales. He is currently President & C.E.O. of J.I.T. Medical Supply, Inc., a highly computerized disposable medical supply fulfillment house in Clearwater, Florida. He has domestic and international business experience including a number of years serving Pfizer. His last position was as Managing Director for Pfizer Hospital Products Group United European Division based in London. He served as International Managing Director and Partner of KBA Associates of Slough, England and as Sales Director of PMSI of Tampa, Florida. He attended Lycoming Pre-med and studied business at Penn State University.

         Mr. Glen Holt has been a Director of the Company since 1992. As a rancher and successful breeder for over 35 years, Mr. Holt, is an expert on animal health and nutrition. He is a graduate from the University of Smith Cornel. He is married to actress Annette Funicello, who is associated with the Company's Cello by Annette(TM) fragrance line.

         Dr. Michael B. Shapiro has been a Director of the Company since August 1995. Dr. Shapiro is an ophthalmologist at the University of Wisconsin, Madison. He has also been Chairman of Davis Duehr Eye Associates, S.C. in Wisconsin since 1994 and is currently President of Eye-Deal Ocular Safety Products. Dr. Shapiro received his degree in medicine from the Washington University in St. Louis, Missouri. He completed his internship at Mercy Hospital and Medical Center at the University of San Diego and his residency at the University of Wisconsin, Madison. Dr. Shapiro has consulted for companies such as Bausch and Lomb, Allergan and Unilens.

         Mr. Harvey J. Turner resigned as Chairman of the Board, Chief Executive Officer and President on December 10, 1997 and resigned as a Director on February 25, 1998. He previously served as a Director and Chairman of the Board of Directors of the Company since April 19, 1996.

Compliance with Section 16(a) of the Exchange Act

         The following persons were, during the last fiscal year, either directors, officers, or beneficial owners of more than ten percent (10%) of a class of equity securities registered pursuant to Section 12 of the Exchange Act of 1934 and failed to file on a timely basis the following reports required by
Section 16(a) during the most recent fiscal year or prior years and which have not previously been disclosed:

         Karl H. Rullich filed a timely Form 5 on January 22, 1998, reporting six transactions that were not reported on a timely basis and that should have been reported on two Forms 4.

         The following persons did not file any Forms 4 during, or a Form 5 for, the fiscal year ended December 31, 1997 and have not provided the Company with a written representation that no such forms were required: Harvey J. Turner, Stephen L. Kuehn, Glen Holt, Dr. Michael B. Shapiro, M.D. and John A. Shannon.

Item 10 - Executive Compensation
--------------------------------

Officers

         The Company paid Mr. Harvey Turner total salary compensation of $120,750 during fiscal year 1997. Mr. Turner also held options, approved by the Company's Shareholders on August 29, 1996, to purchase 200,000 common shares at $0.52 per share which expired on February 10, 1998. Mr. Turner also received a car allowance and phone allowance totalling $12,000 and $900, respectively, in his capacity as Chairman of the Board.

Summary Compensation Table

         Summary compensation information for Mr. Harvey Turner, the Company's former Chief Executive Officer beginning April 19, 1996 (the only "named executive officer" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1)) is as follows:

      (a)          (b)      (c)         (d)         (e)         (f)            (g)             (h)           (i)
                                                   Other    Restricted
   Name and                                       Annual       Stock       Securities                     All Other
   Principal                                      Compen-     Awards       Underlying     LTIP Payouts  Compensation
   Position       Year  Salary ($)   Bonus ($)  sation ($)      ($)     Options/SARs (#)       ($)           ($)
   --------       ----  ----------   ---------  ----------      ---     ----------------       ---           ---

Mr. Turner (1)     97     120,750       -0-         -0-         -0-            -0-             -0-       54,567 (2)
      CEO          96     81,000      30,000        -0-       26,550         200,000           -0-         49,600
                   95        -           -           -           -              -               -             -

         (1) Mr. Turner was elected Chairman of the Board and appointed as President and Chief Executive Officer on April 19, 1996. He resigned as Chairman of the Board, Chief Executive Officer and President on December 10, 1997 and resigned as a Director on February 25, 1998.

         (2) The Company paid Mr. Turner a car allowance and phone allowance of $12,000 and $900, respectively, during fiscal year 1997 in his capacity as Chairman of the Board. Under the terms of an employment agreement with its former President and Chairman, the Company accrued the remaining compensation remaining to be paid under that agreement through April 18, 1998. The balance of $41,667 representing compensation from the effective employment termination date of December 10, 1997 through April 18, 1998, was accrued at December 31, 1997.

Directors

Director Compensation Table

        (a)                   (b)             (c) (1)            (d) (2)                (e)               (f)
                                                                                                       Number of
                                                                                                      Securities
                        Annual Retainer                        Consulting            Number of        Underlying
       Name                Fees ($)      Meeting Fees ($)  Fees/Other Fees ($)      Shares (#)     Options/SARs (#)
       ----                --------      ----------------  -------------------      ----------     ----------------

  Neil Reithinger             -0-               -0-                900                  -0-               -0-

   Karl Rullich               -0-               -0-                900                  -0-               -0-

   Stephen Kuehn              -0-               -0-                -0-                  -0-               -0-

     Glen Holt                -0-               -0-                -0-                  -0-               -0-

Dr. Michael Shapiro           -0-               -0-                -0-                  -0-               -0-

   Harvey Turner              -0-               -0-              12,900                 -0-               -0-

         (1) Each "outside" Director not residing in Arizona (Messrs. Holt and Kuehn) each received reimbursement for travel related expenses during fiscal year 1997 associated with their attendance at the Company's annual meeting.

         (2) Mr. Reithinger and Mr. Rullich received a phone allowance of $900 in their capacity as Directors of the Company. Mr. Turner received a car allowance and a phone allowance of $12,000 and $900, respectively, in his capacity as Chairman of the Board.

Employment Contracts

         The Company had previously entered into an Employment Agreement with Harvey J. Turner on July 19, 1996. On December 10, 1997, Mr. Turner resigned as the Company's Chairman of the Board, President and Chief Executive Officer. The Company and Mr. Turner entered a Settlement Agreement, dated January 9, 1998, which provided that Mr. Turner would continue to receive his current monthly salary until April 18, 1998, that he would cooperate with the Company in maintaining its relationships and that he would remain subject to the covenant not to compete provisions of his original Employment Agreement.

Additional Information Concerning the Board of Directors of the Company

         During 1997, the Board of Directors held four (4) meetings. All Directors attended at least 75% of the meetings. The Audit Committee of the Company held one (1) meeting in which all members were present. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal meetings with management, offering advice and suggestions on a broad range of corporate matters.

Item 11 -  Security  Ownership  of Certain  Beneficial  Owners,  Management  and
--------------------------------------------------------------------------------
Changes in Control
------------------

         The following table sets forth certain information regarding shares of common stock beneficially owned as of March 25, 1998 by (i) each person or group, known to the Company, who beneficially owns more than 5% of the common stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 17,498,115 shares outstanding on March 25, 1998 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:

         Security Ownership of Certain Beneficial Owners

      (1)                           (2)                            (3)              (4)
                                                          Amount and Nature of  Percent of
                                                          --------------------  ----------
Title of Class     Name and Address of Beneficial Owner     Beneficial Owner       Class
--------------     ------------------------------------     ----------------       -----
    Common                     Linda Lee (1)                    2,386,147         12.96%
                             Hong Kong, China


    Common                   John Shannon (2)                   1,833,025         10.48%
                              Scottsdale, AZ

(1) Ms. Lee is a citizen of Hong Kong, China and a prior Director of the Company. Ms. Lee holds 1,466,147 common shares. She also holds 920,000 preferred shares which may each be converted to shares of common stock on or after May 8, 1998, in a number of shares which depend upon the average share price at the time of conversion.

(2) Mr. Shannon beneficially owns 1,833,025 common shares of which he holds 578,975 directly of record and 950,000 jointly with his wife, Darlene Shannon through JDS Investments Limited Partnership, an estate planning vehicle. Mr. Shannon is the beneficial owner of 304,050 common shares which are held of record or beneficially by Royal Products, Inc. (7,000), Krystal Kleer, Inc. (80,000), and Desert Health Products, Inc. (217,050).

         Security Ownership of Management

      (1)                         (2)                            (3)               (4)
                                                        Amount and Nature of   Percent of
                                                        --------------------   ----------
Title of Class   Name and Address of Beneficial Owner     Beneficial Owner        Class
--------------   ------------------------------------     ----------------        -----
    Common              Neil Reithinger (1)(6)                 44,000              (2)
                            Scottsdale, AZ

    Common              Karl H. Rullich (3)(6)                 530,000            3.02%
                            Scottsdale, AZ

    Common                 Stephen Kuehn (6)                   117,000             (2)
                          St. Petersburgh, FL

    Common                 Glen Holt (4)(6)                    275,000            1.57%
                              Encino, CA

    Common              Dr. Michael Shapiro (6)                160,000             (2)
                              Madison, WI

    Common                 Harvey Turner (5)                   670,000            3.83%
                            Scottsdale, AZ

    Common            All Officers and Directors              1,796,000          10.16%
                         as a Group (1) - (6)

(1) Mr. Reithinger is Interim President, a Director, Secretary, Treasurer and Chief Financial Officer of the Company. He holds 24,000 common shares and an option, granted January 29, 1997, which expires January 29, 2007 to purchase 20,000 common shares at $0.42 per share. Members of Mr. Reithinger's immediate family hold an additional 200,000 common shares for which Mr. Reithinger disclaims all beneficial interest and control.

(2)      Less than one percent

(3) Mr. Rullich is a Director. Mr. Rullich beneficially owns 530,000 shares, 505,000 shares of which are owned in joint tenancy with his wife, Florence Rullich. He also holds an option, granted January 29, 1997, which expires January 29, 2007, to purchase 25,000 common shares at $0.42 per share.

(4) Mr. Holt directly owns 125,000 common shares. He also beneficially owns 150,000 common shares held by his wife, Annette Funicello.

(5) Mr. Turner resigned as the Chairman of the Board of Directors and the President and Chief Executive Officer of the Company on December 10, 1997 and as a Director on February 25, 1998. Mr. Turner holds 670,000 common shares and held options, approved by the Company's Shareholders on August 29, 1996, to purchase 200,000 common shares at $0.52 per share which expired on February 10, 1998.

(6)      Director

Changes in Control

         The Company has previously disclosed, that on April 11, 1997, the Company issued 800,000 shares of Preferred Stock to Linda Lee, an independent investor and citizen of Hong Kong. The "Class B" shares of Preferred Stock were redeemable for cash or convertible to shares of Common Stock on May 8, 1997. On May 5, 1997, the Company reached an informal agreement with Ms. Lee, which was later ratified by the Board of Directors resolution and a Subscription Agreement with Ms. Lee, by which Ms. Lee would exchange all of her "Class B" shares for 920,000 "Class C" Preferred Shares, which would have no right of redemption for cash, but which would be convertible to shares of Common Stock on or after May 8, 1998, in a number of shares which depend upon the average share price at the time of conversion.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

         On January 29, 1997, the Board of Directors granted Neil Reithinger and Karl Rullich each an option to purchase 20,000 and 25,000 shares of Common Stock at $0.42 per share, respectively, exercisable immediately and until its expiration on January 29, 2007. The options were granted pursuant to the Company's 1996 Incentive Option Plan which was approved by the Stockholders.

         On May 17, 1996, the Company entered into bonus plans with Mr. Turner and Mr. Reithinger. At the time of entry into the plans, Mr. Turner was a Director and an officer of the Company and Mr. Reithinger was an employee. Under these plans as part of the Company's performance in 1996, Mr. Turner and Mr. Reithinger were paid $30,000 and $9,000, respectively. No bonuses were paid as part of the Company's performance for 1997.

         The Company contracted for freight services with M-7 Consolidation, Inc. and paid $104,737 to this entity in the year ended December 31, 1997. The Company's accounts payable at December 31, 1997 includes $6,555 due to M-7. Harvey J. Turner, the Company's former Chairman of the Board, President and Chief Executive Officer, has been a substantial stockholder of M-7 since May of 1997 and a director of M-7 since August of 1997.

         Prior to becoming a director and officer of the Company, Harvey J. Turner acted as a consultant to the prior Chairman of the Board, John A. Shannon, from January to April 1996. As a finder's fee for his work as a consultant in the private placement with Linda Lee, the Company paid $40,000 and issued 100,000 common shares to Mr. Turner on May 9, 1996. As general compensation for his work as a consultant, Mr. Turner received 500,000 common shares from Aloe Vera Development Corporation, in a private placement in satisfaction of agreements with Mr. Shannon dated February 12, 1996. Mr. Turner and Mr. Shannon personally guaranteed the repayment of $800,000 to Ms. Linda Lee in a letter dated April 22, 1996.

         The Company shared personnel, office and warehouse space in 1996 with Royal Products, Inc. and Krystal Kleer, Inc., two companies controlled by John
A. Shannon, the Company's single largest shareholder. These companies were billed $8,300 during the year ended December 31, 1996. The Company recorded sales to Royal Products, Inc. and Desert Health Products, Inc., two entities controlled by Mr. Shannon, of $11,741 and $56,200 for the years ended December 31, 1997 and 1996, respectively. The Company sold product to these companies at its cost plus 5% prior to July 1, 1996 and at 25% gross margin thereafter.

         The Company paid John A. Shannon consulting fees totalling $20,000 in the year ended December 31, 1996 and a finder's fee of $40,000 related to the sale of common and preferred stock.

         The Company issued an aggregate of 100,000 restricted shares to William Brin on July 9, 1996 in satisfaction of past compensation owed. Mr. Brin was a Director and the Company's National Sales Manager at the time of the issue.

         On May 3, 1996, the Company paid $111,000 in cash to Dr. Michael Shapiro in repayment of all of the principal and certain interest due under a note payable. On September 20, 1996, the Company issued 30,000 shares to Dr. Shapiro in satisfaction of the remaining interest payable under the note. At the time of the payments and issuance of stock, Dr. Shapiro was a Director of the Company.

         On September 20, 1996, the Company issued 30,000 restricted shares in satisfaction of interest due to Ronald Patterson. At the time of the issuances, Mr. Patterson was a greater than 5% beneficial holder of the Company's common shares.

         Under the terms of a January 8, 1993 agreement between the Company and Royal Products, Inc. ("Royal") for the sale to Royal of certain sales and distribution rights relating to the Aurore-B beauty and hygiene line, Royal is obligated to make annual payments to the Company including principal and interest on July 1st of each year after July 1, 1993. John A. Shannon is a director, officer and 70% shareholder of Royal and a substantial shareholder of the Company.

         On April 30, 1997, the Securities and Exchange Commission ("SEC") received a complaint from Mark Dallamore regarding a certificate for 100,000 shares of Preferred Stock of the Company. The Company responded to the SEC that the certificate did not appear in the Company's records, that the Company received no consideration for the issuance and that the documents submitted by Mr. Dallamore showed that John A. Shannon caused the stock to be invalidly issued in exchange for the forgiveness of personal debts owed by Shannon and Shanwick International Corp., a company he owns and controls. By letters dated December 2 and 3, 1997, counsel for Mr. Dallamore demanded that the Company recognize the Preferred certificate as valid. In further negotiations between Dallamore and the Company, however, the Company has determined that it is not in its best interest to defend the claim against Mr. Dallamore. The Company has reached a preliminary agreement to recognize the certificate and convert it to 100,000 shares of Common Stock in exchange for Dallamore's release of claims. The Dallamore certificate remains the subject of the Company's counterclaim against Mr. Shannon for breaches of fiduciary duty in the American Arbitration Association action.

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

4.1               Specimen Common Stock Certificate                          ***

4.2               Description of Common Stock                                ****

4.3               Specimen Preferred Stock Certificate                       *****

4.4               Conditions of Preferred Certificate                        ******

4.5               Certificates Describing Rights and Restrictions of Class   Exhibit filed herewith
                  "A",  "B" and "C" Preferred Shares as filed with the
16.1              Secretary  of State of Nevada on July 18, 1997.

                  Amended Current Report on Form 8-K, regarding Mr.          ********
27.1              Turner's resignation filed December 17, 1997

                  Financial Data Schedule                                    Exhibit filed herewith


* Incorporated by reference to Exhibit 3.1 of annual report on Form 10-KSB (file no. 33- 10236) filed on April 18, 1997.

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

*****             Incorporated  by reference to Exhibit 4.3 of annual  report on
Form 10-KSB (file no. 33- 10236) filed on April 18, 1997.

******            Incorporated  by reference to Exhibit 4.4 of annual  report on
Form 10-KSB (file no. 33- 10236) filed on April 18, 1997.

*******           Incorporated   by  reference  to  Exhibit  1  of  Registration
Statement on Form S-8 (file no. 33-10236) filed on November 22, 1997.

********          Incorporated  by reference to the  Company's  Amended  Current
Report on Form 8-K (file no. 33-10236) filed January 24, 1997.

         (b)      Reports on Form 8-K

                  (i) On December 17, 1997, the Company filed a Current Report on Form 8-K regarding Mr. Turner's resignation as Chairman, President and Chief Executive Officer.

                  (ii) Subsequent to December 31, 1997, on February 25, 1998, the Company filed a Current Report on Form 8-K regarding Mr. Turner's resignation as a Director.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March 26, 1998              /s/  Neil Reithinger
Baywood International, Inc.         --------------------------------------------
                                    Neil Reithinger
                                    Interim President, Director, Chief Financial
                                    Officer, Secretary and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


SIGNATURE                    TITLE                                  DATE
---------                    -----                                  ----


 /s/  Neil Reithinger        Interim President, Director, Chief    03/26/98
--------------------------   Financial Officer, Secretary and
Neil Reithinger              Treasurer


 /s/  Karl H. Rullich        Director                              03/26/98
--------------------------
Karl H. Rullich


 /s/  Glen Holt              Director                              03/26/98
--------------------------
Glen Holt


 /s/  Dr. Michael Shapiro    Director                              03/26/98
--------------------------
Dr. Michael Shapiro

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 1997 and 1996

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                               PAGE
                                                               ----

REPORT OF INDEPENDENT AUDITORS                                  27

BALANCE SHEET AS OF DECEMBER 31, 1997                           28

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         DECEMBER 31, 1997 AND 1996                             29

STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS
         ENDED DECEMBER 31, 1997 AND 1996                       30

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
         DECEMBER 31, 1997 AND 1996                           31 - 32

NOTES TO FINANCIAL STATEMENTS                                 33 - 44

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                 45

                  [KING, WEBER & ASSOCIATES, P.C. LETTERHEAD]



                        INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of Baywood International, Inc.:

We have audited the accompanying balance sheet of Baywood International, Inc. as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 1997, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying SCHEDULE II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information contained in the accompanying SCHEDULE II - Valuation and Qualifying Accounts has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ King, Weber & Associates, P.C.


Tempe, Arizona
March 13, 1998

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                             As of December 31, 1997

                                     ASSETS
                                     ------
CURRENT ASSETS
      Cash and equivalents                                     $   668,906
      Accounts receivable (Note 9)                                 274,450
      Inventories                                                   22,391
      Deferred income taxes (Note 12)                              150,000
      Prepaid expenses and other current assets                     20,624
                                                               -----------
            Total current assets                                 1,136,371
                                                               -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment (Note 3)
            (net of accumulated depreciation of $79,777)            15,602
                                                               -----------

OTHER ASSETS
      Contracts & marketing rights (Note 1)
            (net of accumulated amortization of $72,807)            82,093
      Formulas & product lines (Note 1)
            (net of accumulated amortization of $72,807)            82,093
                                                               -----------
            Total other assets                                     164,186
                                                               -----------
                  Total assets                                 $ 1,316,159
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
      Accounts payable                                         $   265,567
      Sales commissions payable                                     46,889
      Accrued liabilities (Note 14)                                117,266
                                                               -----------
            Total current liabilities                              429,722
                                                               -----------

STOCKHOLDERS' EQUITY
      Preferred stock, $1 par value,
         10,000,000 shares authorized (Note 5)
            Class A, 135,000 shares issued, aggregate
            liquidation preference of $135,000                     135,000
            Class C, 920,000 shares issued, aggregate
            liquidation preference of $920,000                     920,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 17,498,115 shares
         issued and outstanding (Note 10)                           17,498
      Additional paid-in capital                                 5,314,139
      Accumulated deficit                                       (5,500,200)
                                                               -----------
            Total stockholders' equity                             886,437
                                                               -----------
                  Total liabilities and stockholders' equity   $ 1,316,159
                                                               ===========

                 See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                  Year ended December 31,
                                                                     1997             1996
                                                                 ------------    ------------
NET SALES                                                        $  3,234,056    $  4,000,139

COST OF SALES                                                       2,029,077       2,334,201
                                                                 ------------    ------------
      Gross profit                                                  1,204,979       1,665,938
                                                                 ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                              433,747         612,215
      General and administrative expenses                             865,902         709,882
      Depreciation and amortization                                    49,939          51,270
                                                                 ------------    ------------
            Total selling, general and administrative expenses      1,349,588       1,373,367
                                                                 ------------    ------------
                                                                 ------------    ------------
                  Operating profit (loss)                            (144,609)        292,571
                                                                 ------------    ------------

OTHER INCOME (EXPENSE):
      Interest income                                                  16,914          25,252
      Miscellaneous expense (Note 14)                                 (38,853)         (1,086)
      Miscellaneous income                                              9,288         202,376
      Interest expense                                                   --           (22,172)
                                                                 ------------    ------------
            Total other income (expense)                              (12,651)        204,370
                                                                 ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                    (157,260)        496,941

INCOME TAX BENEFIT                                                       --           149,950
                                                                 ------------    ------------

NET INCOME (LOSS)                                                $   (157,260)   $    646,891
                                                                 ============    ============

NET INCOME (LOSS) PER COMMON SHARE                               $      (0.02)   $       0.04
                                                                 ============    ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE                       $       --      $       0.04
                                                                 ============    ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                      17,498,115      17,440,620
                                                                 ============    ============

                 See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------

                                                                                                                       Additional
                                                         Preferred Stock                    Common Stock                 Paid-in
                                                    Shares           Amount            Shares           Amount           Capital
                                                --------------   ---------------   --------------   ---------------   --------------
BALANCE, DECEMBER 31, 1995                          1,210,500       $ 1,210,500       14,661,468          $ 14,662      $ 5,021,394
    Issuance of common and preferred stock            800,000           800,000        1,466,147             1,466           (1,466)
        stock for cash

    Reclassification from stockholders' equity
        for redemption feature of preferred stock    (800,000)         (800,000)

    Conversion of preferred to common stock        (1,175,500)       (1,175,500)       1,175,500             1,176        1,174,324

    Issuance of common stock for services
        and for payment of interest payable                                              290,000               290           47,050

    Fees paid in connection with offering of
        common and preferred stock                                                                                          (82,729)

    Reclassification (Note 15)                                                                                             (648,429)

    Receipt of common stock as payment
        for Note Receivable (Note 5)
NET INCOME
                                                ==============   ===============   ==============   ===============   ==============
BALANCE, DECEMBER 31, 1996                             35,000          $ 35,000       17,593,115          $ 17,593      $ 5,510,144
                                                ==============   ===============   ==============   ===============   ==============
    Recognition of preferred stock in
        connection with claim                         100,000           100,000                                            (100,000)

    Retirement of Treasury Stock                                                         (95,000)              (95)         (96,005)

    Reclass of Redeemable Preferred Stock             800,000           800,000

    Issuance of Preferred Stock Dividend              120,000           120,000
NET LOSS
                                                ==============   ===============   ==============   ===============   ==============
BALANCE, DECEMBER 31, 1997                          1,055,000       $ 1,055,000       17,498,115          $ 17,498      $ 5,314,139
                                                ==============   ===============   ==============   ===============   ==============

                                                         Treasury        Accumulated
                                                           Stock           Deficit            Total
                                                      ---------------   --------------   ---------------
BALANCE, DECEMBER 31, 1995                                 $ (62,500)    $ (6,518,261)       $ (334,205)
    Issuance of common and preferred stock                                                      800,000
        stock for cash

    Reclassification from stockholders' equity
        for redemption feature of preferred stock                                              (800,000)

    Conversion of preferred to common stock                                                           -

    Issuance of common stock for services
        and for payment of interest payable                                                      47,340

    Fees paid in connection with offering of
        common and preferred stock                                                              (82,729)

    Reclassification (Note 15)                                                648,429                 -

    Receipt of common stock as payment
        for Note Receivable (Note 5)                         (33,600)                           (33,600)
NET INCOME                                                                    646,891           646,891
                                                      ===============   ==============   ===============
BALANCE, DECEMBER 31, 1996                                 $ (96,100)    $ (5,222,939)        $ 243,698
                                                      ===============   ==============   ===============
    Recognition of preferred stock in
        connection with claim

    Retirement of Treasury Stock                              96,100

    Reclass of Redeemable Preferred Stock

    Issuance of Preferred Stock Dividend                                     (120,000)          800,000
NET LOSS                                                                     (157,260)         (157,260)
                                                      ===============   ==============   ===============
BALANCE, DECEMBER 31, 1997                                       $ -     $ (5,500,200)        $ 886,437
                                                      ===============   ==============   ===============

                 See accompanying notes to financial statements

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                                Year ended December 31,
                                                                                             1997                     1996
                                                                                        ----------------         ---------------
OPERATING ACTIVITIES:
      Net income (loss)                                                                 $      (157,260)         $      646,891
      Adjustments to reconcile net income (loss) to cash (used) in provided by operating activities:
               Depreciation and amortization                                                     49,939                  51,270
               Issuance of common stock as payment for services performed                             -                  26,000
               Gain recognized in settlement of trade accounts payable                                -                 (69,409)
               Gain recognized for change in common stock valuation
                  related to interest accrual payment                                                 -                 (98,903)
               Loss on sale of computers and equipment                                                -                   1,061
               Gain on sale of equipment                                                         (1,292)                      -
               Net decrease in inventory reserve                                                      -                 (13,866)
               Allowance on note and interest receivable                                         81,073                  73,466
               Common stock issued as payment for interest on notes                                   -                  21,240
               Common stock received as payment of interest on note receivable                        -                 (20,340)
               Deferred income taxes                                                                  -                (150,000)
          Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                                    229,376                (469,039)
                  Decrease in interest receivable                                                     -                     610
                  Decrease in inventory                                                          57,126                 165,001
                  (Increase) in prepaid expenses                                                (11,474)                 (6,028)
                  (Decrease) in interest payable                                                      -                 (42,770)
                  (Decrease) in customer deposits                                                     -                 (16,140)
                  Increase (decrease) in accounts payable and accrued liabilities              (349,534)                272,119
                                                                                        ----------------         ---------------
                              Net cash provided (used) by operating activities                 (102,046)                371,163
                                                                                        ----------------         ---------------

INVESTING ACTIVITIES:
      Proceeds on sale of computers and equipment                                                 2,000                   1,280
      Purchase of furniture, computers and equipment                                                  -                  (1,571)
      Principal payments received on note receivable                                                  -                   5,000
                                                                                        ----------------         ---------------
                              Net cash provided by investing activities                           2,000                   4,709
                                                                                        ----------------         ---------------

                           BAYWOOD INTERNATIONAL, INC.

                        ---------------------------------

FINANCING ACTIVITIES:
      Issuance of common and preferred stock for cash                                                 -                 800,000
      Fees paid in connection with offering of common and preferred stock                             -                 (82,629)
      Proceeds from notes payable                                                                     -                  50,000
      Principal payments on notes payable                                                             -                (482,000)
                                                                                        ----------------         ---------------
                              Net cash provided by financing activities                               -                 285,371
                                                                                        ----------------         ---------------

CASH AND EQUIVALENTS PROVIDED (USED) DURING YEAR                                               (100,046)                661,243
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                                         768,952                 107,709
                                                                                        ================         ===============
CASH AND EQUIVALENTS, END OF YEAR                                                       $       668,906          $      768,952
                                                                                        ================         ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
              Interest                                                                  $             -          $       38,126
              Income taxes                                                              $        10,174          $           50

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of preferred stock dividend                                              $       120,000          $            -
      Principal payment received on note receivable
        in the Company's common stock                                                   $             -          $       13,260
      Payment of trade payable through disposal of equipment                            $         3,000          $            -
      Class B redeemable preferred stock converted to Class C preferred stock           $       800,000          $            -

                 See accompanying notes to financial statements

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Baywood International, Inc. develops, markets and distributes nutritional supplements and skin care products. Since its inception, the Company has directed most of its sales efforts toward international markets and has established either distribution or registration of its products into the Pacific Rim Countries (China, Malaysia, Hong Kong, Taiwan and Indonesia) as well as Europe (Italy, Germany, Austria, England and Switzerland). Establishing distribution into health food stores, chain drug stores, grocery chains and network marketing companies internationally and in the United States is also part of the Company's marketing strategy. At this time, the Company is focused on strengthening its international distribution and building its distribution of branded products through health food stores in the United States.

         The Company's main dietary supplement products include bee pollen, bee propolis, royal jelly and a freeze dried aloe vera and mineral drink. At any point depending on customer demand or market opportunity, the Company may add to its line vitamins and herbs making the number of products and the mix in the types of products sensitive to change constantly toward the demands of what customers or the markets desire. The main products in the Company's skin care line are marketed together as a facial system and include a cleanser, lift powder with activator, toner and a nurture cream. Depending on the demands of a particular customer, the Company may also supply most types of products unlabeled, in bulk or under a private label. Although the Company considers the potential of unlabeled or privately labeled products to be substantial, emphasizing the Company's own branded products for presentation to the international and domestic market is essential toward the Company's recognition.

         Due to the nature of the products, production processes, markets and marketing methods, the Company considers its business to revolve around one industry segment, consumer products in the health and beauty industry.

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

Cash and Equivalents
--------------------

         The Company considers cash to be all short-term, highly liquid investments that are readily

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

convertible to known amounts of cash and have original maturities of three months or less. Cash equivalents include funds invested in money market funds.

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

Stock-Based Compensation
------------------------

         In accordance with Statements of Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in Note 10.

Income Taxes
------------

         The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Income (Loss) Per Share
-----------------------

         Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share the effect of such was not material. Net Income per Common Share for the year ended December 31, 1996 was recalculated under the provisions of SFAS No. 128 and the effect was not material.

         Convertible preferred stock and outstanding options were not considered in the calculation for diluted earnings per share for the year ended December 31, 1997 because the effect of their inclusion would be antidilutive. The result of the calculation of diluted earnings per share for the year ended December 31, 1996 was the same as basic earnings per share.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

                                                  1997                              1996
                                                  ----                              ----
                                                                Per                              Per
                                    Income       Shares        Share      Income   Shares       Share
                                    ------       ------        -----      ------   ------       -----
Net Income (Loss)                 $ (157,260)                           $ 646,891
Preferred Stock Dividends           (120,000)

Basic Earnings Per Share

Income (Loss) Available to
     Common Shareholders            (277,260)     17,498,115   $(0.02)    646,891  17,440,620   $0.04

Effect of Dilutive Securities             N/A
     Preferred Stock                                                                  976,941

Diluted Earnings Per Share                N/A                             646,891  18,417,561   $0.04

         Preferred stock convertible into at least 1,055,000 shares of common stock and options to purchase 1,755,000 shares of common stock were outstanding at December 31, 1997 but were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Advertising Expenses
--------------------

         The Company expenses advertising costs as incurred. Advertising expense totaled approximately $61,000 and $24,000 for the years ended December 31, 1997 and 1996, respectively, and is included in marketing expenses in the accompanying financial statements.

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

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

Note 3 - PROPERTY AND EQUIPMENT

Furniture and Fixtures                  $   42,033
Computer Equipment                          50,290
Other Equipment                              3,056
Less:  Accumulated Depreciation           (79,777)
                                        ----------
                                        $   15,602
                                        ==========

         Depreciation expense for the years ended December 31, 1997 and 1996 was $18,959 and $20,290, respectively.

Note 4 - RELATED PARTY NOTE RECEIVABLE

         In 1993 the Company sold all sales and distribution rights of the Aurore-B beauty and hygiene product line covering the United States, Mexico and Canada for a note receivable to Royal Products, Inc., an entity controlled by the Company's former Chairman of the Board and single largest shareholder. The note was discounted assuming a 10% annual discount factor resulting in a principal balance of $212,228. The note requires ten annual varying payments commencing July 1, 1993. The Company encountered difficulties collecting the 1996 and 1997 scheduled installments. The scheduled installments of $34,775 and $35,555 were due July 1 of each respective year. When the 1996 installment was not received on the payment due date, collection was pursued. As payment, the Company later received $5,000 cash and 70,000 shares of the Company's common stock, which was included as treasury stock. The common stock received was valued at $33,600 on the basis of closing prices at and near the time of the transaction. Restrictions applied to 20,000 of the shares and the value of those shares was discounted by 50% of the quoted closing price. The 70,000 treasury shares were retired in 1997.

         The  Company  did  not  receive  timely  payment  again  for  the  1997 installment. The Company pursued collection efforts again and obtained a judgement against Royal. The Company has reserved the right to enforce the judgement but believes collection will be difficult.

         The note is uncollateralized and expected future cash flows from the note are uncertain. The remaining balance of the note of $146,892 has been fully charged off. Interest earned on the note was $0 and $19,370 for the years ended December 31, 1997 and 1996, respectively. Interest income for the year ended December 31, 1996 includes a late payment penalty of $4,128. The statement of operations for the years ended December 31, 1997 and 1996 include charges to bad debt expense of $73,425 and $73,466 respectively.

Note 5 - PREFERRED STOCK

         The Company has issued three classes of preferred stock with differing features and privileges. The first series, Class A preferred stock ($1 par value, 135,000 shares issued and outstanding at December 31, 1997) is convertible by the holder at any time into common stock on the basis of one share of preferred for one share of common stock. The Class A preferred shares have a preference in liquidation of up to $1.00 per share. The Class A preferred shares are non-voting and have no stated

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

dividend preferences or rights. In 1997, an individual claimed ownership to 100,000 shares of Class A preferred stock that had not been previously recognized or recorded by the Company. The stock certificate stated that it was issued in 1992 but the Company had no record of the stock certificate and no Board of Directors' minutes reflecting approval of the shares. The Company believed that the shares were invalidly issued but rather than contesting the validity of the issuance and incurring legal cost related to such, the Company agreed to recognize the 100,000 preferred shares. Subsequent to December 31, 1997, the shareholder agreed to convert the shares to 100,000 shares of the Company's common stock. The 100,000 shares of preferred stock have been reflected in the accompanying financial statements as if they were issued on January 1, 1997.

         In 1996, the Company issued 800,000 shares of $1.00 par value redeemable and convertible Class B preferred stock. The shares were issued from the authorized preferred stock. The Class B preferred shares were issued in conjunction with the issuance of 1,466,147 shares of the Company's common stock where the Company raised $800,000 cash less finder's fees of $80,000 resulting in net capital raised of $720,000. The Class B preferred shares were convertible into common stock of the Company at the option of the holder after May 8, 1997 in an amount equal to 800,000 divided by the average share price of the Company's common stock for the previous three month period, provided, however, that the average price of the Company's common stock for this period equals or exceeds $1.00 per share. Alternatively, the holder had rights to redeem the preferred shares for the par value of $1.00 per share ($800,000) payable in cash by the Company within 30 days of receipt of the election to redeem. The holder could elect for redemption only if the average price of the Company's common stock for the three month period prior to redemption is less than $1.00 per share. The Class B preferred stock was converted to Class C preferred stock in the year ended December 31, 1997.

         In the year ended December 31, 1997, the Company issued a preferred stock dividend in the form of 120,000 Class C $1 par value convertible preferred shares to the holder of the Class B preferred shares. In conjunction with the stated redemption date of the Class B preferred stock and issuance of the Class C shares, the holder of the Class B preferred shares has forgone the redemption privilege of the Class B preferred shares and the 800,000 Class B preferred shares were converted to 800,000 Class C preferred shares. The Class C preferred shares include conversion rights, at the option of the holder, of one share of common per one share of preferred if the average price of the Company's common stock for the three month period prior to May 8, 1998 is greater than $1.00. If that average price is less than $1.00, the conversion rate is equal to the number of common shares resulting from dividing $920,000 by that average price. Based on the three month average closing price of the Company's common stock for the period ending March 13, 1998, the number of common shares issuable would be 5,859,873. The Class C preferred shares also have par value liquidation preferences, dividend preferences and no voting rights.

         The Board of Directors may determine any preferences and features for the unissued shares of preferred stock as they are issued in the future.

Note 6 - RELATED PARTY TRANSACTIONS

         The Company shared personnel, office and warehouse space in 1996 with two companies controlled by the Company's former Chairman of the Board and single largest shareholder. The related companies were billed $8,300 during the year ended December 31, 1996. The Company recorded sales

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

to two related entities controlled by the former chairman of $11,741 and $56,200 for the years ended December 31, 1997 and 1996, respectively. The Company sold product to the related companies at its cost plus 5% prior to July 1, 1996 and at 25% gross margin thereafter.

         Prior to becoming an employee, the Company paid a finder's fee of $40,000 cash and 100,000 shares of the Company's common stock to a former President and Chairman of the Board in the year ended December 31, 1996. The fee was paid in connection with the raising of $800,000 cash in the sale of common and preferred stock.

         The Company paid another former chairman and a significant shareholder consulting fees totalling $20,000 in the year ended December 31, 1996 and a finder's fee of $40,000 related to the sale of common and preferred stock.

         In the year ended December 31, 1996, the Company paid certain debt and accrued interest to a director and a greater than 5% shareholder by issuance of 60,000 shares of the Company's common stock.

         The Company had accrued expenses of $53,400 at December 31, 1995 due to former and current officers or related entities that were settled or negotiated without payment. That amount is included in miscellaneous income for the year ended December 31, 1996.

         The Company contracted for freight services with a company in which the Company's former Chairman of the Board, President and Chief Executive Officer is a stockholder and director. The Company paid $104,737 to this related entity in the year ended December 31, 1997. Accounts payable at December 31, 1997 includes $6,555 due to this related entity.

Note 7 - LEASE OBLIGATIONS

         The Company leases its offices and warehouse under an operating lease that expires on July 31, 2000. Future minimum annual lease obligations for the remaining term of the lease are as follows:

                 1998               $   38,955
                 1999                   40,903
                 2000                   24,542
                                    ----------
                                    $  104,400
                                    ==========

         Rent expense was $61,000 and $74,000 for the years ended December 31, 1997 and 1996, respectively.

Note 8 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

         The Company's revenue is generated from sales concentrated with one primary customer. The Company's product lines include nutritional supplements and skin care products. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

                                            1997            1996
                                            ----            ----
Nutritional Supplements:
     United States                   $    52,872     $   125,203
     China                             3,019,162       2,353,187
     Other                               159,419         265,295
                                     -----------     -----------
         Total                         3,231,453       2,743,685
                                     -----------     -----------

Skin Care
     United States                         1,415           3,600
     China                                     0       1,239,653
     Other                                 1,188          13,201
                                     -----------     -----------
         Total                             2,603       1,256,454
                                     -----------     -----------

Total Revenue                        $ 3,234,056     $ 4,000,139
                                     ===========     ===========


NOTE 9 - CREDIT RISK AND OTHER CONCENTRATIONS

         The Company generated 93.4% and 89.8% of its sales, $3,019,162 and $3,592,840 from one Chinese customer in years ended December 31, 1997 and 1996, respectively. Trade accounts receivable at December 31, 1997 includes amounts due from this customer of $257,547. For the year ended December 31, 1997, sales are also concentrated in one product, the freeze dried aloe vera and mineral drink. Sales of this product were approximately $3,050,000 for the year ended December 31, 1997, which includes all sales to this customer. Any significant reduction in sales to this one customer would have an adverse effect on the Company's operations. Historically, there have been no significant write-offs or collection difficulties with this customer. Billing and collections from this customer are conducted in U.S. dollars.

         From time to time, the Company's bank balances exceed federally insured limits. At December 31, 1997, the Company's balance exceeded insured limits by approximately $566,000.

         The Company holds a note receivable from a related party with a remaining principal balance of $146,892 at December 31, 1997. The Company maintains no collateral on the note. The Company recorded an allowance for doubtful collection against this note for the full amount of the principal at December 31, 1997 (See Note 4).

         The Company receives virtually all of its products from two vendors. Management believes alternative sources are available if required.

NOTE 10 - STOCKHOLDERS' EQUITY

         The Company issues stock options from time to time to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

recognized for the stock options. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                              1997       1996
                                              ----       ----
Net Earnings (Loss) - as reported          $(157,260)   $646,891
Net Earnings (Loss) - pro-forma            $(190,473)   $585,054
Earnings (Loss) per share - as reported        $(.02)       $.04
Earnings (Loss) per share - pro-forma          $(.02)       $.03

         Under the provisions of SFAS No. 123, the number of fully vested options granted of 55,000 and proportionately vested options of 41,000 for the year ended December 31, 1997 and 100,000 fully vested plus 59,000 proportionately vested for the year ended December 31, 1996 were used to determine net earnings and earnings per share under a pro forma basis.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:


                                              1997               1996
                                              ----               ----
Dividend yield                                None               None
Volatility                                   0.927              0.925
Risk free interest rate                      5.69%              6.19%
Expected asset life                         5 years            5 years

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

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

         The summary of activity for the Company's stock options is presented below:

                                                          Weighted                      Weighted
                                                          --------                      --------
                                                           Average                       Average
                                                           -------                       -------
                                                          Exercise                      Exercise
                                                          --------                      --------
                                                1997        Price              1996       Price
                                                ----        -----              ----       -----
Options outstanding at beginning
     of year                                  1,700,000   $   0.37          2,100,000   $   0.43
Granted                                          55,000   $   0.42            200,000   $   0.52
Exercised                                             0                             0
Options voided that were
     previously recognized                            0                     (600,000)   $   0.25
Terminated                                            0                             0
Options outstanding at end of year            1,755,000   $   0.37          1,700,000   $   0.37
Options exercisable at end of year            1,755,000   $   0.37          1,600,000   $   0.36
Options available for grant at
     end of year                                445,000                       500,000

Price per share of options outstanding    $0.25 - $1.00                 $0.25 - $1.00

Weighted Average Remaining
Contractual Lives                             2.0 years                     2.2 years

Weighted Average fair value of
     options granted during the year           $   0.31                      $   0.39

         Management had determined, after investigation and consultation with the Company's legal counsel, that options to purchase 300,000 shares of the Company's common stock, allegedly granted to a Director on January 1, 1993, are legally invalid. In a letter dated January 30, 1997 and an Acknowledgment and Release of Invalid Options dated February 24, 1997, the Director accepted the Company's determination regarding the invalidity of the options. Management had also determined, after investigation and consultation with the Company's legal counsel, that options to purchase 300,000 shares of the Company's common stock, allegedly granted to another former officer and Director on January 1, 1993, are legally invalid. The total of 600,000 options have been subtracted from the options exercisable a the end of 1996.

         In addition, management had determined, after investigation and consultation with the Company's legal counsel, that options to purchase 1,000,000 shares of the Company's common stock, allegedly granted to the Company's former chairman on January 1, 1993, were legally invalid. The former chairman contested the determination and after an arbitration hearing, the options were reaffirmed. The options, exercisable at $0.25 were originally excluded from the options exercisable at December 31, 1996. However, the 1,000,000 have been included in the table above and the 1996 amounts have been restated. The 1,000,000 options expired unexercised on January 1, 1998. These options were not included in the earnings per share calculation. The 1996 earnings per share have not been restated for 1,000,000 since they were not reaffirmed until December 1997, and have since expired.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

The effect of these options would be anti-dilutive, and therefore not included in 1997 loss per share.

         In 1995, as an inducement to convert notes payable to common stock, the Company issued options to purchase 500,000 shares of the Company's common stock at $1.00 per share. The options expire on May 3, 2000. The options price approximated the closing prices of the Company's common stock at the time the options were granted.

NOTE 11 - COMMON STOCK ISSUED FOR SERVICES RENDERED

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

Note 12 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax liabilities existed at December 31, 1997.

         Deferred tax assets totalling $2,149,000 were mostly offset by a valuation allowance of $1,999,000 resulting in a net deferred tax asset of $150,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $2,061,000 of the deferred tax asset. The net deferred tax asset balance relates to differences in book and tax accounting relative to allowances on the note receivable of approximately $59,000, income tax basis deferred compensation of approximately $21,000 and the estimated realization of net operating loss carryforwards of approximately $70,000. The Company has federal and state net operating loss carryforwards of $4,843,000 and $4,731,000, respectively, at December 31, 1997. The deferred federal loss carryforwards expire in 2002 through 2013 and state loss carryforwards expire 1998 through 2003.

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

         Income taxes for years ended December 31:

                                          1997         1996
                                          ----         ----
Current Provision                     $          0  $ (247,197)
Current Benefit                             33,529           0
Deferred Benefit                            10,060     397,147
Valuation Allowance                        (43,589)          0
                                      ------------  ----------
         Net income tax benefit       $          0  $  149,950
                                      ============  ==========

         The income tax benefit of $43,589 generated for the year ended December 31, 1997 was offset by an equal increase in the valuation allowance.

         Income tax returns for years prior to 1995 were amended in 1996 resulting in a reduction of the net operating loss carryforward. The effect, recognized in the year ended December 31, 1996, reduced the deferred income tax asset by $384,000 which was offset by an equal reduction of the valuation allowance. The deferred income tax asset and valuation allowance was further reduced by $247,197 for recognition of the net operating loss carryforward for taxable income generated in the year ended December 31, 1996. Management believed that the Company would continue to generate taxable income and therefore reduced the valuation allowance by an additional $120,422 as of December 31, 1996.

         A  reconciliation  for  the  differences   between  the  effective  and
statutory income tax rates is as follows:

                                                      1997          1997         1996      1996
                                                      ----          ----         ----      ----
Federal statutory rates                             $(46,444)       (26)%      $168,960     34 %
State income taxes - net of federal benefit           (9,435)        (6)%        29,816      6 %
Recognition of operating loss carryforward                  0         0 %     (247,197)    (50)%
Valuation allowance for operating loss
carryforwards                                          43,589        28 %             0      0 %
Recognition of deferred tax asset and reduction
         of valuation allowance                             0         0 %       101,529    (20)%
Other                                                   6,290         4 %             0      0 %
                                                    ---------       -----      --------    -----
Effective rate                                      $       0         0 %      $149,950    (30)%
                                                    =========       =====      ========    =====

Note 13 - RECLASSIFICATION

         In connection with certain prior period adjustments recorded in 1995, one of the adjustments was incorrectly classified in the accumulated deficit rather than additional paid in capital. A reclassification of $648,429 between additional paid in capital and accumulated deficit was made in 1996. The reclassification had no effect on results of operations or net equity.

Note 14 - COMMITMENTS AND CONTINGENCIES

         In 1997, the Company entered into an agreement with a third party to market and distribute its products in certain European countries. Under the agreement, the Company paid $25,000 at the

                           BAYWOOD INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           December 31, 1997 and 1996

inception of the agreement and agreed to pay an additional $25,000 and issue the third party 100,000 shares of $1 par value convertible preferred stock. The agreement was not finalized prior to December 31, 1997. The $50,000 cash payments were charged to marketing expense in the year ended December 31, 1997. The value of the preferred stock to be issued was estimated to be $15,000 based on average closing prices of the Company's common stock for a three month period ending March 13, 1998. The common stock value was used as a comparable estimate of the preferred stock value because it is readily convertible into common stock. The estimated value of $15,000 was accrued in the accompanying financial statements for the year ended December 31, 1997.

         Under the terms of an employment agreement with its former President and Chairman, the Company accrued the remaining compensation remaining to be paid under that agreement through April 18, 1998. The balance of $41,667, representing compensation from the effective employment termination date of December 10, 1997 through April 18, 1998, was accrued at December 31, 1997.

         The Company was named as a defendant in a $900,000 claim filed against an entity controlled by its former chairman related to the transfer of certain furnishings and equipment by that related entity. Management believes that it was named in the suit only by its association with a former chairman and the Company intends to vigorously defend this claim. Management believes it has a strong defense but is unable to predict the outcome of this matter or the likelihood of an unfavorable outcome.

         A former Director and officer filed a demand for arbitration against the Company. The demand seeks $210,374 plus interest, attorney's fees and costs for a breach of an employment agreement, but does not further specify the nature of the claim. The matter is scheduled for arbitration in 1998. The Company believes that there was no breach of the employment agreement and intends to vigorously defend this claim. Management believes it has a strong defense but is unable to predict the outcome of this matter or the likelihood of an unfavorable outcome.

         An arbitrator ruled against the Company in a case related to the invalidation of 1 million options allegedly issued to the Company's former president and chairman. The Company had claimed that the options were issued without proper and legal Board of Directors' approval. The arbitrator awarded the 1,000,000 options to the former president and chairman. The options were exercisable at $0.25 and they were allowed to expire on January 1, 1998. The arbitrator also awarded an unspecified amount of legal fees and the former president requested legal fees of $124,338. The Company is contesting the reasonableness of the fee application. The arbitrator has agreed to review the matter in a hearing but such is yet to be scheduled. The Company intends to offer a settlement of approximately $30,000 and has accrued that amount in the accompanying financial statements for the year ended December 31, 1997. Management is unable to predict the outcome of this matter or the likelihood of an unfavorable outcome in excess of the amount accrued.

                           BAYWOOD INTERNATIONAL, INC.

                                   SCHEDULE II
                                   -----------
                  Schedule of Valuation and Qualifying Accounts
                                December 31, 1997

                                                                        Additions
                                                              -------------------------------
                                            Balance at         Charged to        Charged to                          Balance at
                                           Beginning of          Costs             Other                               End of
            Description                        Year             Expenses          Accounts        Deductions            Year
-------------------------------------     ---------------     -------------     -------------     -------------     --------------
Allowance for doubtful collection
  on related party note receivable           $    73,425          $ 73,466                                            $   146,891


Deferred tax asset
  valuation allowance                        $ 1,955,708          $ 43,589                                            $ 1,999,297

     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE DECEMBER 31, 1997 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY
                     REFERENCE TO SUCH FINANCIAL STATEMENTS
                                      -45-