Form 10QSB
period 1998-03-31
BAYWOOD INTERNATIONAL INC
filed 1998-05-15
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


       FOR THE QUARTER ENDED                     COMMISSION FILE NUMBER
          March 31, 1998                                 0-22024

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

  As of March 31, 1998, there were 17,498,115 shares of Baywood International,
                 Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX
                                      -----
                                                                           Page
                                                                           ----


PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Balance Sheet as of March 31, 1998                                     3

     Statements of Operations for the three months ended March 31, 1998
     and 1997                                                               4

     Statements of Cash Flows for the three months ended March 31, 1998
     and 1997                                                               5

     Statement of Information Furnished                                     6

     Item 2 - Management's Discussion and Analysis or Plan of Operation    7-10


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                            12

     Item 2 - Changes in Securities                                        12

     Item 3 - Defaults Upon Senior Securities                              12

     Item 4 - Submission of Matters to a Vote of Security Holders          12

     Item 5 - Other Information                                            12

     Item 6 - Exhibits and Reports on Form 8-K                             13

     SIGNATURES                                                            14

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                                 March 31, 1998

                                     ASSETS
                                     ------
CURRENT ASSETS
      Cash and equivalents                                     $   268,849
      Accounts receivable                                          508,189
      Inventories                                                   23,385
      Prepaid expenses and other current assets                     17,674
                                                               -----------
            Total current assets                                   818,097
                                                               -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation of $83,762)            11,617
                                                               -----------

OTHER ASSETS
      Deferred income taxes                                        150,000
      Contracts & marketing rights
            (net of accumulated amortization of $76,679)            78,221
      Formulas & product lines
            (net of accumulated amortization of $76,679)            78,221
                                                               -----------
            Total other assets                                     306,442
                                                               -----------
                  Total assets                                 $ 1,136,156
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
      Accounts payable                                         $    77,108
      Sales commissions payable                                     25,630
      Accrued liabilities                                           30,000
                                                               -----------
            Total current liabilities                              132,738
                                                               -----------

STOCKHOLDERS' EQUITY
      Preferred Stock, $1 par value,
         10,000,000 shares authorized, 1,055,000
         shares issued and outstanding                           1,055,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 17,498,115 shares
         issued and outstanding                                     17,498
      Additional paid-in capital                                 5,314,139
      Accumulated deficit                                       (5,383,219)
                                                               -----------
            Total stockholders' equity                           1,003,418
                                                               -----------
                  Total liabilities and stockholders' equity   $ 1,136,156
                                                               ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                     Three Months Ended
                                                                          March 31,
                                                                     1998          1997
                                                                 ------------   ------------
NET SALES                                                        $    754,862   $    515,371

COST OF SALES                                                         446,000        301,153
                                                                 ------------   ------------
      Gross profit                                                    308,862        214,218
                                                                 ------------   ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                              106,990         55,302
      General and administrative expenses                              78,382        220,040
      Depreciation and amortization                                    11,729         12,685
                                                                 ------------   ------------
            Total selling, general and administrative expenses        197,101        288,027
                                                                 ------------   ------------
                  Operating profit (loss)                             111,761        (73,809)
                                                                 ------------   ------------

OTHER INCOME (EXPENSE):
      Interest income                                                   5,220          7,373
      Miscellaneous income                                               --              282
      Interest expense                                                   --             (222)
                                                                 ------------   ------------
            Total other income                                          5,220          7,433
                                                                 ------------   ------------

INCOME BEFORE INCOME TAXES                                            116,981        (66,376)

INCOME TAX BENEFIT                                                       --           26,000
                                                                 ------------   ------------

NET INCOME (LOSS)                                                $    116,981   $    (40,376)
                                                                 ============   ============

NET INCOME (LOSS) PER COMMON SHARE                               $       0.01   $       **
                                                                 ============   ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE                       $        *     $       **
                                                                 ============   ============

WEIGHTED AVERAGE OF COMMON SHARES
    OUTSTANDING                                                    17,498,115     18,333,115
                                                                 ============   ============


*    Less than $ .01 per share
**  Less than $ (.01) per share

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                             Three Months Ended
                                                                                 March 31,
                                                                             1998         1997
                                                                           ---------    ---------
OPERATING ACTIVITIES:
      Net income (loss)                                                    $ 116,981    $ (40,376)
      Adjustments to reconcile net income
          to cash used in operating activities:
               Depreciation and amortization                                  11,729       12,685
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                         (233,739)     (54,623)
                  (Increase) in interest receivable                             --         (3,673)
                  (Increase) decrease in inventory                              (994)       3,985
                  (Increase) Decrease in prepaid expenses                      2,950      (36,988)
                  (Decrease) in accounts payable and accrued liabilities    (296,984)    (491,145)
                                                                           ---------    ---------
                              Net cash (used) by operating activities       (400,057)    (610,135)
                                                                           ---------    ---------


CASH AND EQUIVALENTS (USED) DURING PERIOD                                   (400,057)    (610,135)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    668,906      768,952
                                                                           =========    =========
CASH AND EQUIVALENTS, END OF PERIOD                                        $ 268,849    $ 158,817
                                                                           =========    =========

                           BAYWOOD INTERNATIONAL, INC.

Statement of Information Furnished

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and the cash flows for the three months ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-KSB.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1997 Annual Report on Form 10-KSB.

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

         Since its inception, the Company has directed most of its sales efforts toward international markets and has established either distribution or registration of its products into the Pacific Rim Countries (China, Malaysia, Hong Kong, Taiwan and Indonesia) as well as Europe (Italy, Germany, Austria, England and Switzerland). Establishing distribution into health food stores, chain drug stores, grocery chains and network marketing companies internationally and in the United States is also part of the Company's marketing strategy. At this time, the Company is focused on strengthening its international distribution, building its distribution of branded products through health food stores in the United States and acquiring or merging with other companies in the natural products business. All of the Company's products are currently manufactured by third party manufacturers.

         The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260 and its telephone number is (602) 951-3956.

         The Company's main dietary supplement products include bee pollen, bee propolis, royal jelly and a freeze dried aloe vera and mineral drink. The Company includes as separate products multiple sizes and potencies of certain products. At any point depending on customer demand or market opportunity, the Company may add to its dietary supplement line of products making the number of products and the mix in the types of products sensitive to change constantly toward the demands of what customers or the markets desire. The Company's most popular product is a freeze dried aloe vera and mineral drink under the brand name, Aloe-Minerals Plus(TM), which is part of the Company's Royal(TM) Line. This line is the primary name under which most of the Company's dietary supplements are sold internationally. Depending on the demands of a particular customer, the Company may also supply most products unlabeled, in bulk or under a private label. Although the Company considers the potential of unlabeled or privately labeled products to be substantial, emphasizing the Company's own branded products for presentation to the international and domestic market is important toward the Company's recognition in the natural products industry.

         The Company's dietary supplement products also include products that target specific nutritional needs, or what are referred to as nutriceuticals. These products are being marketed through the Company's natural healthcare line. The main product in this line is a cholesterol product designed and marketed to maintain healthy cholesterol. Under the Company's Royal(TM) Line marketed internationally, this product is called Count Down 200(TM). This product is also marketed under another brand name internationally called LDL Tab(TM). Domestically, this is the Company's first product called Beta-s(TM) and it is being marketed into health food stores across the United States. The Company intends to build upon the successful launch of this product into the United States through the introduction of other products for the natural healthcare line including those products which are formulated for certain needs such as joint support, allergy, cardiovascular support, memory and concentration, mood support, energy, eyes,

                           BAYWOOD INTERNATIONAL, INC.

immune system support, snore relief and a potent antioxidant.

         In addition to dietary supplements, the Company also has a line of skin care products. The main products in this line are marketed together as a facial system and include a cleanser, lift powder with activator, toner and a nurture cream. The products are aloe vera based and are primarily marketed under the Company's La Vraie(TM) brand line.

Results of Operations

         Net sales for the three months ended March 31, 1998 were $754,862 compared to net sales of $515,371 for the same period last year, an increase of $239,491 or 46.5%. The increase in net sales for the three months ended March 31, 1998 is due to higher volumes of the Company's freeze dried aloe vera and mineral drink, Aloe-Minerals Plus(TM), sold to one major customer in China. This major customer is a direct marketing company and accounted for $754,790 of net sales for the three months ended March 31, 1998.

         Dependence on One Customer. Sales to one principal customer in China accounted for all of the Company's net sales in the quarter ended March 31, 1998. The Company is attempting to expand its customer base both domestically and internationally, but expects that sales to its Chinese customer will continue to account for a substantial percentage of sales. The Company's Chinese customer could discontinue ordering at any time. Any potential problems with this Chinese customer could have a substantial adverse impact on the Company's business and could result in diminished revenues for several quarters or more as the Company attempts to replace that business. The Company has not received any orders from this customer since the end of the quarter ended March 31, 1998.

         Dependence on Two Suppliers. The Company does not manufacture any of its products and depends entirely on third party manufacturers and suppliers. Typically, the Company does not have supply agreements, but submits purchase orders for its products. The Company currently purchases from two suppliers.

         The Company's largest supplier located in Colorado accounted for 100% of product purchases in the quarter ended March 31, 1998. The Company's other supplier located in Texas accounted no product purchases in the quarter ended March 31, 1998.

         Although the Company believes that a number of alternative sources of supply are available if required and that it could quickly replace its main suppliers with alternative sources at comparable prices and terms, a disruption in product supply from either supplier could have a significant adverse impact on the Company's operations.

         Recently, the Chinese government has announced a ban on direct marketing firms in China. This decision by the Chinese government which affects the Company's current major and other customers has been met with opposition by a U.S. Trade Representative on behalf of direct marketing companies such as Amway, Avon Products and Mary Kay according to several publications in an effort to convince Beijing to distinguish between legitimate direct marketing firms' practices as opposed to the proliferation of other pyramid and illegal business practices. As the Company proceeds into the second and coming quarters of 1998, it may face diminished revenues and profits due to this recent ban as the Company attempts to replace that business. The Company cannot project the short term and long term effects of

                           BAYWOOD INTERNATIONAL, INC.

this issue, if any. There have been similar restrictions put in effect by the Chinese government in the past. However, the Company's concentration in China is now much greater.

         International   sales  for  the  three  months  ended  March  31,  1998
represented 100% of the Company's net sales compared to 98.8% for the same period last year. Distribution of the nutrition and dietary line remains as the main source of revenue for the first three months of 1998, accounting for 100% of gross sales. The Company is continually focused on building a broader customer base so that its reliance on its major customer is lessened and so that the volatility of sales from quarter to quarter is decreased. This focus on broadening the customer base is accomplished through the introduction of other new products into current distribution channels, the continued support through advertising and promotion of existing products and the acquisition of other companies in the industry that have established lines of complementary products and new areas of distribution. Due to high demand in the industry for nutrition and dietary products both domestically and internationally for health and well being, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the three months ended March 31, 1998 was 40.9% compared to 41.6% for the same period last year, an overall decrease of .7% for the three months.

         Selling, general and administrative expenses for the three months ended March 31, 1998 were $197,101 or 26.1% of net sales compared to $288,027 or 55.9% of net sales for the same period last year. This represents a decrease of 29.8% on net sales. Overall corporate expenditures have decreased compared to the same period last year inclusive of administrative salaries, legal fees, bad debt expense and rent. Legal Fees of $19,562 were the largest portion of selling, general and administrative expenses for the three months ended March 31, 1998, representing 2.6% of net sales. Although certain legal proceedings continue, legal fees for the three month period ended March 31, 1998 were less than fees of $46,573 in the three months ended March 31, 1997. Management anticipates legal fees to be less significant for 1998. Sales commissions as a percentage of net sales decreased due to lower commission rates negotiated by the Company compared to the period ended March 31, 1997.

         Net income for the three months ended March 31, 1998 was $116,981 or $.01 per share compared to a net loss of $(40,376) or less than $(.01) per share for the same period last year. Reductions in selling, general and administrative expenses along with increased revenues were the main factors affecting net income.

         A current income tax provision of $32,000 in the first quarter of 1997 was offset by utilization of net operating loss carryforwards.

         The Company's reliance on computer information systems is such that it does not anticipate that the so-called "year 2000 problem" will have any material, adverse effect on its financial condition, operation or financial statements. The Company is not aware of any significant problems being encountered by its customers and vendors.

Other Information

         The Company's interest revenue was generated from interest earned on the Company's invested cash balance.

                           BAYWOOD INTERNATIONAL, INC.

Capital Expenditures

         During the three months ended March 31, 1998, the Company had not incurred material expenditures for property and equipment.

Liquidity and Capital Resources

         As of March 31, 1998, the Company had $818,097 in current assets of which $777,038 or 95.0% was cash and receivables. Total current liabilities for the same period totalled $132,738. This represents a ratio of current assets to current liabilities of 6.2 at March 31, 1998. Accounts receivable at March 31, 1998 increased to $531,118 from $274,450 at December 31, 1997. The Company's primary customer in China accounted for $510,187 of this balance at March 31, 1998 of which all has been collected. Due to the nature of the Company's sales transactions being primarily large dollar values and relatively few transactions, accounts receivable can fluctuate significantly based on the timing of these transactions. Management does not believe that these fluctuations currently have an adverse effect on the Company's liquidity. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company has agreed with its major suppliers on discounts of 1% to 2% of cost of goods with early payment within 10 to 15 days. The Company recognized $6,098 of discounts under these agreements in the three months ended March 31, 1998. The Company believes that as it increases its sales volume, liquidity will improve. Sales terms generally include a 50% deposit at the time of the order and the balance prior to shipment. Due to good relations with some overseas customers, the Company has shipped on credit.

         The Company neither anticipates any significant capital expenditures nor are material capital expenditures required to meet expected growth for the remainder of 1997.

         Management  is aware of the  current  currency  problems of certain Far
Eastern (Malaysia, Taiwan and Indonesia) countries. Despite the Company's reliance on its product exports and their pricing into the Far East, the Company does not consider its financial condition at this point to be at any significant risk since its main distribution is into China where the currency (Remninbi) has maintained its relative strength compared to the U.S. Dollar. Also, the Company's reliance on its Malaysian, Taiwanese and Indonesian customers constitutes less than 10% of distribution and has not seen any significant negative impact from the currency problems of those countries.

         Management believes that there is adequate liquidity to continue the introduction of new products and to provide for the necessary marketing to new and prospective customers despite the uncertainties related to governmental regulations in China which may affect its sales to its primary Chinese customer.

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

Factors That May Affect Future Results

         The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competitions, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in the Company's target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which the company does business. Specifically, the timing of registration of, and import restrictions on, new or existing products in different countries in which the Company is doing business or may do business could delay orders. Also, the significant portion of sales and net income contributed by international operations, specifically by one customer, and any disruption in supply from either of the Company's main suppliers, could materially affect the Company's results of operations and financial condition in a particular quarter. In particular, China's recent ban on direct marketing could materially affect sales to the Company's main customer. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                           BAYWOOD INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

         A full description of the Company's material legal proceedings was provided under Part I, Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year December 31, 1997. No new reportable events or material developments have occurred in the first quarter except for the following:

         As previously reported in the Company's Annual Report, on March 3, 1997, former director and officer Georgia Aadland filed a demand for arbitration against the Company with the American Arbitration Association. Ms. Aadland seeks $210,374 plus interest, attorney's fees and costs for breach of an employment agreement. A hearing has now been sent for July 14 through 16, 1998. The Company intends to vigorously defend against Ms. Aadland's claims and, at this stage of the proceeding, no prediction can be made of the likelihood of an unfavorable outcome and no estimate can be made of the amount or range of potential loss, if any.

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

                           BAYWOOD INTERNATIONAL, INC.

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

3.2                By-Laws                                               **

4.1                Specimen Common Stock Certificate                     ***

4.2                Description of Common Stock                           ****

4.3                Certificates of Designation for Preferred Shares      *****

27.1               Financial Data Schedule                               Exhibit filed herewith
                   Method of Filing


* Incorporated by reference to Exhibit 3.1 of annual report on Form 10-KSB (file no. 0- 22024) filed on April 18, 1996.

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

*****    Incorporated  by reference  to Exhibit 4.3 of quarterly  report on Form
10-QSB (file no. 0- 22024) filed on August 11, 1997.

         (b)      Reports on Form 8-K

                  On February 25, 1998, the Company filed a Current Report on Form 8-K regarding Mr. Turner's resignation as a Director.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




By: /s/ Neil Reithinger                         Date: May 14, 1998
------------------------------------------
Neil Reithinger
Chairman of the Board,
President, C.E.O. and Principal Accounting
Officer
                                      -14-