Form 10QSB
period 1998-06-30
BAYWOOD INTERNATIONAL INC
filed 1998-08-14
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


               FOR THE QUARTER ENDED      COMMISSION FILE NUMBER
               ---------------------      ----------------------
                   June 30, 1998                  0-22024

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

   As of June 30, 1998, there were 24,899,702 shares of Baywood International,
                Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet as of June 30, 1998                                      3

      Statements of Operations for the three and six months ended June 30,
      1998 and 1997                                                          4

      Statements of Cash Flows for the three and six months ended June 30,
      1998 and 1997                                                          5

      Statement of Information Furnished                                     6

      Item 2 - Management's Discussion and Analysis or Plan of Operation   7-10


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                            12

      Item 2 - Changes in Securities                                        12

      Item 3 - Defaults Upon Senior Securities                              13

      Item 4 - Submission of Matters to a Vote of Security Holders          13

      Item 5 - Other Information                                            14

      Item 6 - Exhibits and Reports on Form 8-K                             14

      SIGNATURES                                                            16

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                                  June 30, 1998

                                     ASSETS
                                     ------
CURRENT ASSETS
      Cash and equivalents                                     $   554,239
      Accounts receivable                                            1,097
      Inventories                                                   22,532
      Prepaid expenses and other current assets                     12,174
                                                               -----------
            Total current assets                                   590,042
                                                               -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment
            (net of accumulated depreciation of $87,747)             7,632
                                                               -----------

OTHER ASSETS
      Deferred income taxes                                        150,000
      Contracts & marketing rights
            (net of accumulated amortization of $80,552)            74,348
      Formulas & product lines
            (net of accumulated amortization of $80,551)            74,349
                                                               -----------
            Total other assets                                     298,697
                                                               ===========
                  Total assets                                 $   896,371
                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
      Accounts payable                                         $    77,489
      Customer deposits                                              4,195
      Accrued liabilities                                           30,000
                                                               -----------
            Total current liabilities                              111,684
                                                               -----------

STOCKHOLDERS' EQUITY
      Preferred Stock, $1 par value,
         10,000,000 shares authorized, 35,000                       35,000
         shares issued and outstanding
      Common stock, $.001 par value, 50,000,000
         shares authorized, 24,899,702 shares
         issued and outstanding                                     24,900
      Additional paid-in capital                                 6,326,737
      Accumulated deficit                                       (5,601,950)
                                                               -----------
            Total stockholders' equity                             784,687
                                                               ===========
                  Total liabilities and stockholders' equity   $   896,371
                                                               ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                           3 Months Ended June 30,      6 Months Ended June 30,
                                                            1998           1997           1998           1997
                                                        ------------    ----------    ------------    ----------
NET SALES                                               $     7,466    $   782,118    $   762,328    $ 1,297,489

COST OF SALES                                                 3,522        489,694        449,522        790,846
                                                        -----------    -----------    -----------    -----------
      Gross profit                                            3,944        292,424        312,806        506,643
                                                        -----------    -----------    -----------    -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Marketing expenses                                        86,000         94,277        192,991        149,580
   General and administrative expenses                      133,751        121,312        212,133        341,352
   Depreciation and amortization                             11,730         12,685         23,459         25,371
                                                        -----------    -----------    -----------    -----------
     Total selling, general and administrative expenses     231,481        228,274        428,583        516,303
                                                        -----------    -----------    -----------    -----------
        Operating profit (loss)                            (227,537)        64,150       (115,777)        (9,660)
                                                        -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
      Interest income                                         7,553          7,223         12,648         14,597
      Miscellaneous income                                    1,253          6,333          1,379          6,615
      Interest expense                                         --             --             --             (222)
                                                        -----------    -----------    -----------    -----------
            Total other income                                8,806         13,556         14,027         20,990
                                                        -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                          (218,731)        77,706       (101,750)        11,330

PROVISION FOR INCOME TAXES                                     --          (26,000)          --             --
                                                        -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                       $  (218,731)   $    51,706    $  (101,750)   $    11,330
                                                        ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE                      $     (0.01)   $      *       $      *       $      *
                                                        ===========    ===========    ===========    ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE              $      **      $      *       $      **      $      *
                                                        ===========    ===========    ===========    ===========
WEIGHTED AVERAGE OF COMMON SHARES
    OUTSTANDING                                          20,143,728     18,333,115     18,828,230     18,333,115
                                                        ===========    ===========    ===========    ===========


*  less than $.01 per share
**  antidilutive

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                3 Months Ended June 30,      6 Months Ended June 30,
                                                                  1998           1997          1998            1997
                                                              -----------    -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss)                                           $  (218,731)   $    51,706    $  (101,750)   $    11,330
  Adjustments to reconcile net income
    to cash used in operating activities:
       Depreciation and amortization                               11,730         12,686         23,459         25,372
       Inventory write-down for samples and shrinkage                --           12,000           --           12,000
    Changes in assets and liabilities:
       Decrease in accounts receivable                            507,092        283,704        273,353        229,081
       (Increase) in interest receivable                             --           (3,672)          --           (7,345)
       (Increase) decrease in inventory                               853        (36,253)          (141)       (29,374)
       (Increase) decrease in prepaid expenses                      5,500         19,614          8,450        (20,268)
       Increase in customer deposits                                4,195           --            4,195           --
       (Decrease) in accounts payable and accrued liabilities     (25,249)       (50,276)      (322,233)      (541,422)
                                                              -----------    -----------    -----------    -----------
         Net cash provided by (used) by operating activities      285,390        289,509       (114,667)      (320,626)
                                                              -----------    -----------    -----------    -----------
CASH AND EQUIVALENTS
  PROVIDED BY (USED) DURING PERIOD                                285,390        289,509       (114,667)      (320,626)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         268,849        158,817        668,906        768,952
                                                              ===========    ===========    ===========    ===========
CASH AND EQUIVALENTS, END OF PERIOD                           $   554,239    $   448,326    $   554,239    $   448,326
                                                              ===========    ===========    ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred stock to common stock:              $ 1,020,000    $      --      $ 1,020,000    $      --
                                                              ===========    ===========    ===========    ===========

                           BAYWOOD INTERNATIONAL, INC.

Statement of Information Furnished

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and the cash flows for the three and six months ended June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-KSB.

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

                           BAYWOOD INTERNATIONAL, INC.

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

General

         Baywood International, Inc. (the "Company"), develops, markets and distributes nutritional supplements and skin care products. Since its inception, the Company has directed most of its sales efforts toward international markets and had established either distribution or registration of its products into the Pacific Rim Countries (China, Malaysia, Hong Kong, Taiwan and Indonesia) as well as Europe (Italy, Germany, Austria, England and Switzerland). Establishing distribution into health food stores, chain drug stores, grocery chains and network marketing companies internationally and in the United States is also part of the Company's marketing strategy. At this time, the Company is focused on strengthening its international distribution, building its distribution of branded products through health food stores in the United States and acquiring or merging with other companies in the natural products business. All of the Company's products are currently manufactured by third party manufacturers.

         The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260 and its telephone number is (602) 951-3956.

         The Company includes as separate products multiple sizes and potencies of certain products. At any point depending on customer demand or market opportunity, the Company may add to its dietary supplement line of products making the number of products and the mix in the types of products sensitive to change constantly toward the demands of what customers or the markets desire. The Company's most popular product in the past had been a freeze dried aloe vera and mineral drink under the brand name, Aloe-Minerals Plus(TM), which is part of the Company's Royal(TM) Line. This line is the primary name under which most of the Company's dietary supplements had been sold internationally. Depending on the demands of a particular customer, the Company may also supply most products unlabeled, in bulk or under a private label. Although the Company considers the potential of unlabeled or privately labeled products to be substantial, emphasizing the Company's own branded products for presentation to the international and domestic market is important toward the Company's recognition in the natural products industry.

         The Company most recently completed a new line of dietary supplements for introduction through the health food store market in the United States. This new line of nutraceuticals follows the Company's introduction of Beta-s(TM), formulated to maintain healthy cholesterol levels. Beta-s(TM) had also been marketed internationally under the Count Down 200(TM) name. This new line of products is formulated with what the Company considers the most effective ingredients and dosages to target specific needs of consumers. The products include sinuS(TM) for soothing sinus support, anti-OX(TM) as a powerful antioxidant for molecular and cellular protection, energy+(TM) for support against fatigue, joints(TM) for connective tissue and joint support, stop-snore(TM) for relief of snoring, eyeZ(TM) for support for healthy vision, memor-E(TM) for memory and brain support, cardio-V(TM) for healthy cardiovascular support, immune+(TM) for immune system support and moodZ(TM) for natural mood enhancement. All of these products are intended for domestic and international distribution through the Company's new marketing program and existing and new distributors.

         The Company has also entered into an agreement with two other individuals who have experience in the Chilean as well as South American market. A Chilean company was formed in Santiago, Chile called Baywood Nutritionals S.A. The Company owns 41% of Baywood Nutritionals

                           BAYWOOD INTERNATIONAL, INC.

S.A. This company is intended to be the marketing and distribution center for two lines of nutritional products into two separate areas of the Chilean market. It is expected that a sports nutrition line will be sold through health clubs and gyms and a nutraceutical line will be sold through physicians. Each line will be developed and marketed as a Company brand as part of establishing the continued brand penetration and recognition of the Company's products into the international market. The Company expects to begin sales of these products in the late part of the third quarter. The Chilean company is also expected to be the Company's avenue for penetration into other potential Latin American markets.

         In addition to dietary supplements, the Company also has a line of skin care products. The main products in this line are marketed together as a facial system and include a cleanser, lift powder with activator, toner and a nurture cream. The products are aloe vera based and are primarily marketed under the Company's La Vraie(TM) brand line.

Results of Operations

         Net sales for the three and six months ended June 30, 1998 were $7,466 and $762,328, respectively, compared to net sales of $782,118 and $1,297,489, respectively, for the same period last year, a decrease of $774,652 or 99% and $535,161 or 41.3%. The decrease in net sales for the three and six months ended June 30, 1998 is entirely due to the recent ban on network marketing companies in China where the Company's freeze dried aloe vera and mineral drink, Aloe-Minerals Plus(TM), was sold to one major customer. This major customer is a direct marketing company and accounted for $754,790 or 99% of net sales for the six months ended June 30, 1998.

         Dependence on One Customer. Recently, the Chinese government has announced a ban on direct marketing firms in China. This decision by the Chinese government which affects the Company's current major and other customers has been met with opposition by a U.S. Trade Representative on behalf of direct marketing companies such as Amway, Avon Products and Mary Kay according to several publications in an effort to convince Beijing to distinguish between legitimate direct marketing firms' practices as opposed to the proliferation of other pyramid and illegal business practices. There have been similar restrictions put in effect by the Chinese government in the past. As the Company had previously reported in its March 31, 1998 10-QSB and a subsequent news release, sales to one principal customer in China accounted for all of the Company's net sales in the quarter ended March 31, 1998. This recent ban has forced the Company to discontinue its distribution of products to that customer. The Company is attempting to expand its customer base both domestically and internationally through a new business strategy implemented in the first quarter of this year, but expects that it could take a significant amount of time in order to replace that business. The Company's Chinese customer could continue to order again at any time as regulations change or as efforts to change distribution channels become successful. Any continuing potential problems with the ban on network marketing in China could have a long-term and substantial adverse impact on the Company's business in that area. U.S. network marketing companies operating in China such as Amway and Avon including the Company's customer, have since received approval by the Chinese Government to resume operations under a modified marketing concept of direct selling. The Company has not received any orders from this customer since the end of the quarter ended March 31, 1998.

         The Company specifically began working to diversify its customer base in the late part of 1997. Management believes that these efforts will be successful as evidenced by the Company receiving smaller orders in the third quarter of 1998 from new customers for new products.

                           BAYWOOD INTERNATIONAL, INC.

         Dependence on Two Suppliers. The Company does not manufacture any of its products and depends entirely on third party manufacturers and suppliers. Typically, the Company does not have supply agreements, but submits purchase orders for its products. The Company currently purchases from two suppliers.

         The Company's largest supplier located in Colorado accounted for 100% of product purchases in the six months ended June 30, 1998. The Company's other supplier located in Texas accounted for no product purchases in the quarter ended June 30, 1998.

         Although the Company believes that a number of alternative sources of supply are available if required and that it could quickly replace its main suppliers with alternative sources at comparable prices and terms, a disruption in product supply from either supplier could have a significant adverse impact on the Company's operations.

         International sales for the three and six months ended June 30, 1998 represented 60% and 99.6% of the Company's net sales. Distribution of the nutrition and dietary line remains as the main source of revenue for the first six months of 1998, accounting for 100% of gross sales. The Company is continually focused on building a broader customer base so that its historical reliance on a few major customers is lessened and so that the volatility of sales from quarter to quarter is decreased. This focus on broadening the customer base is accomplished through the introduction of other new products into current distribution channels, the continued support through advertising and promotion of existing products and the acquisition of other companies in the industry that have established lines of complementary products and new areas of distribution. Due to high demand in the industry for nutrition and dietary products both domestically and internationally for health and well being, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the three and six months ended June 30, 1998 was 52.8% and 41%, respectively, compared to 37.4% and 39.1% for the same period last year, an overall increase of 1.9% for the six months. The increase in gross margin percentage in the three months ended June 30, 1998 as compared to the same period last year is due to the higher gross margin percentages on sales of product into the domestic market.

         Selling, general and administrative expenses for the three and six months ended June 30, 1998 were $231,481 and $428,583, respectively, compared to $228,274 and $516,303 for the same period last year. This represents an overall decrease of $87,720 for the six month period. Overall corporate expenditures have decreased compared to the same period last year inclusive of administrative salaries, legal fees, bad debt expense and rent. Advertising and new product development expenses of $76,546 were the largest portion of selling, general and administrative expenses for the six month period ended June 30, 1998, representing 10% of net sales. Sales commissions as a percentage of net sales decreased due to lower commission rates negotiated by the Company compared to the period ended June 30, 1997.

         Net loss for the three and six months ended June 30, 1998 was $(218,731) or $(.01) per share and $(101,750) or less than $(.01) per share, respectively, compared to net income of $51,706 or less than $.01 per share and $11,330 or less than $.01 per share for the same period last year.

         A current income tax benefit of $76,000 and $35,000 for the three and six months ended June 30, 1998, respectively, was offset by an equal increase in the deferred tax asset valuation allowance.

                           BAYWOOD INTERNATIONAL, INC.

         The Company's reliance on computer information systems is such that it does not anticipate that the "year 2000 problem" will have any material, adverse effect on its financial condition, operation or financial statements. The Company is not aware of any significant problems being encountered by its customers and vendors.

Other Information

         The Company's interest revenue was generated from interest earned on the Company's invested cash balance.

Capital Expenditures

         During the three and six months ended June 30, 1998, the Company had not incurred material expenditures for property and equipment.

Liquidity and Capital Resources

         As of June 30, 1998, the Company had $590,042 in current assets of which $555,336 or 94.1% was cash and receivables. Total current liabilities for the same period totalled $111,684. This represents a ratio of current assets to current liabilities of 5.3 at June 30, 1998. Accounts receivable at June 30, 1998 decreased to $1,097 from $531,118 at March 31, 1998. The Company's primary customer in China accounted for $510,187 of this balance at March 31, 1998 of which all has been collected. Due to the nature of the Company's sales transactions being primarily large dollar values and relatively few transactions, accounts receivable had fluctuated significantly based on the timing of these transactions. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company has agreed with its major suppliers on discounts of 1% to 2% of cost of goods with early payment within 10 to 15 days. The Company recognized $6,125 of discounts under these agreements in the six months ended June 30, 1998. The Company believes that as it increases its sales volume, liquidity will improve. Sales terms generally include a 50% deposit at the time of the order and the balance prior to shipment. Due to good relations with some overseas customers, the Company has shipped on credit.

         The strength of the U.S. Dollar against major foreign currencies around the world has had some adverse effect on the Company's sales. This currency problem is presently magnified in countries such as Indonesia, Malaysia, Taiwan, South Korea, Japan, Thailand and the Philippines where historically the Company has not had significant sales. Countries such as China and Hong Kong have not yet experienced devaluation of their currencies against the U.S. Dollar where the Company has had significant sales. Any future change in currency fluctuations could adversely affect sales.

         Management believes that there is adequate liquidity to continue the introduction of new products and to provide for the necessary marketing to new and prospective customers despite the uncertainties related to governmental regulations in China which has affected its sales to its primary Chinese customer. Management believes that it may have to obtain additional working capital through debt or equity financing in order to significantly increase the Company's sales growth of new products into new distribution channels.

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

Factors That May Affect Future Results

         The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competitions, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in the Company's target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which the company does business. Specifically, the timing of registration of, and import restrictions on, new or existing products in different countries in which the Company is doing business or may do business could delay orders. Also, the significant portion of sales and net income contributed by international operations, specifically by one customer, and any disruption in supply from either of the Company's main suppliers, could materially affect the Company's results of operations and financial condition in a particular quarter. In particular, China's recent ban on direct marketing have continued to materially affect sales to the Company's main customer. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                           BAYWOOD INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

         As set forth in the Company's Annual Report, the Company was included as a defendant in a New York state court action filed October 10, 1995 by St. Anthony's Parish of Somerville, Massachusetts and other plaintiffs against Krystal Kleer, Inc. The lawsuit was dismissed on March 20, 1996 in favor of an Arizona federal court action filed February 29, 1996. Plaintiffs seek compensatory and punitive damages of $900,000 against the Company and other defendants. Plaintiffs have obtained a judgment against Krystal Kleer, Inc. in the amount of $645,000 and are seeking to collect damages from the Company on the theory that the Company was involved in a fraudulent transfer in connection with the issuance of common stock in exchange for certain equipment, fixtures and furnishings of Krystal Kleer, Inc. The Company has obtained an expert opinion that the Company's transaction with Krystal Kleer, Inc. was unfair to the Company and not to Krystal Kleer, Inc. The court denied the Company's motion to dismiss at this time and set the case for trial on September 29, 1998. The plaintiffs have now also amended their complaint to include an additional $100,000 unjust enrichment claim against the Company for benefits it allegedly received pursuant to certain loans made from the plaintiffs to Krystal Kleer, Inc. The Company appears to have a strong basis for and intends to vigorously pursue its defenses. At this stage of the proceeding, not prediction can be made of the likelihood of an unfavorable outcome and no estimate can be made of the amount or range of potential loss, if any.

         As set forth in the Company's Annual Report, on March 3, 1997 former director and officer Georgia Aadland filed a demand for arbitration against the Company with the American Arbitration Association. Ms. Aadland seeks $210,374 plus interest, attorney's fees and costs for breach of an employment agreement. The hearing has been postponed and is now set for October 28, 1998. The Company intends to vigorously defend against Ms. Aadland's claim and, at this stage of the proceeding, no prediction can be made of the likelihood of an unfavorable outcome and no estimate can be made of the amount or range of potential loss, if any.

         As set for in the Company's Annual Report, on June 2, 1997, the Company filed a lawsuit in Federal District Court in Arizona against John and Darlene Shannon for recovery of "short swing" profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The action alleges sales and purchases of Company securities by the Shannons (or their affiliates) within six (6) month periods while Mr. Shannon was a director or officer of the Company or a greater than ten percent (10.0%) beneficial owner of the Company's shares. The action seeks disgorgement of short-swing profits, interest from the time the profits were realized, post-judgement interest and the Company's costs and attorneys' fees. The Company moved for summary judgement on a portion of Shannon's transactions that he has not yet publicly disclosed. The court granted the Company's motion for partial summary judgment and awarded approximately $8,040 to the Company. The Company is in the process of obtaining a final judgment and intends to move for interest and attorney's fees pursuant to the judgment.

Item 2 - Changes in Securities
         ---------------------

         As previously disclosed under Item 11 - "Changes in Control" of the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1997 and 1996 and on Form 8-K filed May 28, 1998, on April 11, 1997, the Company issued 1,466,147 shares of Common Stock and 800,000 shares of

                           BAYWOOD INTERNATIONAL, INC.

Class "B" Preferred Stock to Linda Lee, a citizen of Hong Kong, China, in a private placement in exchange for $800,000 cash. Hong Kong investor Francis Choi, or Choi Chee Ming, is a relative of Ms. Lee and the beneficial owner of the 1,466,147 shares of Common Stock and the 800,000 shares of Preferred Stock.

         The original 800,000 shares of Class "B" Preferred Stock were redeemable for cash or convertible to shares of Common Stock on May 8, 1997. On May 5, 1997, the Company reached an agreement with Ms. Lee to exchange her 800,000 shares of Class "B" Preferred Stock for 800,000 shares of Class "C" Preferred Stock which would no longer be redeemable for cash and which would not be convertible to Common Stock until one year later, or May 8, 1998. In consideration for this transaction, the Company agreed to issue Ms. Lee 120,000 additional shares of Class "C" Preferred Stock, with the same conversion privileges, as a Preferred Stock dividend. The 920,000 Class "C" Shares are convertible into that number of shares which results from $920,000 divided by the average price of the Company's shares of Common Stock for the three months prior to May 8, 1998, as set forth in paragraphs 1(a) and 1(b) (i) of the "Certificate Describing Rights and Restrictions of Class "C" Preferred Shares" filed with the Secretary of State of Nevada and included as Exhibit 4.5 to the Company's Annual Report on form 10-KSB for the fiscal year ended December 31, 1997.

         On May 12, 1998, Mr. Choi, as beneficial owner of the shares held in the name of Ms. Lee, confirmed to the Company his intention to convert the 920,000 shares of Class "C" Preferred Stock to shares of Common Stock and thereafter tendered the certificates for conversion. According to the conversion rights of the Class "C" Preferred Shares, and based upon an average share price of $0.126 per share of the Company's Common Stock prior to May 8, 1998, Mr. Choi received 7,301,587 shares of Common Stock upon conversion. The restrictive legend placed on the shares states that the shares are subject to resale restrictions and may be resold only pursuant to a registration statement or in reliance upon a valid exemption from registration. After the conversion, Mr. Choi now beneficially owns 8,767,737 or 35.21% of the Company's resultant 24,899,702 issued and outstanding shares of Common Stock.

         The Company knows of no arrangements or understandings between Mr. Choi and Ms. Lee with respect to election of directors. No special arrangements exist between the Company or its Management and Mr. Choi or Ms. Lee with respect to election of directors.

Item 3 - Defaults upon Senior Securities
         -------------------------------

         None

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On May 29, 1998, the Company held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were voted on at the Annual
Meeting:

                           BAYWOOD INTERNATIONAL, INC.

         1. The  directors  of the  Company  were all  elected by the  following votes:
                  NAME                          VOTES FOR      WITHHELD
                  ----                          ---------      --------
                  Neil Reithinger               11,959,236     1,962,818
                  Karl Rullich                  11,189,236     2,732,818
                  Glen Holt                     11,660,736     2,261,318
                  Dr. Michael Shapiro           11,964,736     1,957,318
                  Dr. David Franey              11,964,711     1,957,343
                  Dr. Denise Forte-Pathroff     11,964,736     1,957,318

         2. The appointment of King, Weber & Associates, P.C. as the Company's independent auditors for the fiscal year ending December 31, 1998 was ratified by the following votes:

                  VOTES FOR            VOTES AGAINST       ABSTAIN
                  ---------            -------------       -------
                  11,510,035           1,766,117           645,902

         3. The 1998 Non-Employee Director Stock Option Plan was approved with the following votes:

                  VOTES FOR            VOTES AGAINST       ABSTAIN
                  ---------            -------------       -------
                  10,820,189           3,020,281           81,584

         4. The 1 for 3 through 10 Reverse Stock Split was approved with the following votes:

                  VOTES FOR            VOTES AGAINST       ABSTAIN
                  ---------            -------------       -------
                  9,743,705            4,164,797           13,552

         5. The authority to vote on any business that may properly come before the meeting was approved with the following votes:

                  VOTES FOR            VOTES AGAINST       ABSTAIN
                  ---------            -------------       -------
                  11,241,986           2,520,421           159,647

         The foregoing matters are described in detail in the Registrant's definitive proxy statement dated April 29, 1998, for the Annual Meeting of Stockholder's held on May 29, 1998.

Item 5 - Other Information
         -----------------

         None

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits

                           BAYWOOD INTERNATIONAL, INC.

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

3.2                By-Laws                                             **

4.1                Specimen Common Stock Certificate                   ***

4.2                Description of Common Stock                         ****

4.3                Certificates of Designation for Preferred Shares    *****

10.1               Distribution and Licensing Agreement                Exhibit filed herewith

10.2               Shareholder Agreement                               Exhibit filed herewith

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

*****             Incorporated  by reference to Exhibit 4.3 of quarterly  report on Form 10-QSB (file no. 0- 22024) filed on August 11, 1997.

         (b)      Reports on Form 8-K

                  On May 28, 1998, the Company filed a Current Report on Form 8-K regarding the conversion of Mr. Choi's Class "C" Preferred Stock into the Company's Common Stock.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




By: /s/ Neil Reithinger                        Date: August 13, 1998
    --------------------------------------
Neil Reithinger
Chairman of the Board,
President, C.E.O. and Principal Accounting
Officer
                                      -16-