Form 10QSB
period 1998-09-30
BAYWOOD INTERNATIONAL INC
filed 1998-11-16
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
     ---------------------                           ----------------------
       September 30, 1998                                   0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                               77-0125664
(state or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 1998, there were 24,899,702 shares of Baywood International, Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.


                                      INDEX


                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

              Balance Sheet as of September 30, 1998                        3

              Statements of Operations for the three and
              nine months ended September 30, 1998 and 1997                 4

              Statements of Cash Flows for the three and
              nine months ended September 30, 1998 and 1997                 5

              Statement of Information Furnished                            6

         Item 2 - Management's Discussion and Analysis or
                  Plan of Operation                                      7-10


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                        12

         Item 2 - Changes in Securities                                    12

         Item 3 - Defaults Upon Senior Securities                          12

         Item 4 - Submission of Matters to a Vote of Security Holders      12

         Item 5 - Other Information                                        13

         Item 6 - Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                 15

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                               September 30, 1998


                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                              $   164,512
  Accounts receivable                                                     6,366
  Inventories                                                            38,680
  Prepaid expenses and other current assets                              87,524
                                                                    -----------
      Total current assets                                              297,082
                                                                    -----------
PROPERTY & EQUIPMENT
  Furniture, fixtures, computers and equipment
     (net of accumulated depreciation of $91,731)                         3,648
                                                                    -----------
OTHER ASSETS
  Investment in Baywood Nutritionals, S.A                                45,842
  Investment in BII Acquisition Company                                  75,000
  Deferred income taxes                                                 150,000
  Contracts & marketing rights (net of
    accumulated amortization of $84,424)                                 70,476
  Formulas & product lines (net of
    accumulated amortization of $84,424)                                 70,476
                                                                    -----------
        Total other assets                                              411,794
                                                                    -----------
              Total assets                                          $   712,524
                                                                    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   141,703
  Accrued liabilities                                                    30,000
                                                                    -----------
      Total current liabilities                                         171,703
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value,
     10,000,000 shares authorized, 35,000                                35,000
     shares issued and outstanding
  Common stock, $.001 par value, 50,000,000
     shares authorized, 24,899,702 shares
     issued and outstanding                                              24,900
  Additional paid-in capital                                          6,326,737
  Accumulated deficit                                                (5,845,816)
                                                                    -----------
      Total stockholders' equity                                        540,821
                                                                    -----------
              Total liabilities and stockholders' equity            $   712,524
                                                                    ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                            3 Months Ended             9 Months Ended
                                              September 30,             September 30,
                                           1998         1997          1998         1997
                                           ----         ----          ----         ----
NET SALES                             $    31,608   $   873,439   $   793,937   $ 2,170,927

COST OF SALES                              15,018       602,998       464,541     1,393,844
                                      -----------   -----------   -----------   -----------
  Gross profit                             16,590       270,441       329,396       777,083
                                      -----------   -----------   -----------   -----------
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES:
  Marketing expenses                      137,193       117,884       330,184       267,464
  General and administrative expenses     101,637       198,073       313,769       540,115
  Depreciation and amortization            11,730        12,685        35,189        37,365
                                      -----------   -----------   -----------   -----------
      Total selling, general and
        administrative expenses           250,560       328,642       679,142       844,944
                                      -----------   -----------   -----------   -----------
           Operating profit (loss)       (233,970)      (58,201)     (349,746)      (67,861)
                                      -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Interest income                           4,186         4,600        16,833        11,853
  Miscellaneous expense                        --       (44,173)           --       (36,983)
  Miscellaneous income                         75            --         1,454         6,769
  Interest expense                             --            --            --          (222)
  Equity in net income (loss)
    of investee                           (14,158)           --       (14,158)           --
                                      -----------   -----------   -----------   -----------
      Total other income                   (9,897)      (39,573)        4,129       (18,583)
                                      -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES        (243,867)      (97,774)     (345,617)      (86,444)

PROVISION FOR INCOME TAXES                     --        14,000            --        14,000
                                      -----------   -----------   -----------   -----------

NET INCOME (LOSS)                     $  (243,867)  $   (83,774)  $  (345,617)  $   (72,444)
                                      ===========   ===========   ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE    $     (0.01)  $         *   $     (0.01)  $         *
                                      ===========   ===========   ===========   ===========
DILUTED NET INCOME (LOSS) PER
  COMMON SHARE                        $        **   $         *   $        **   $         *
                                      ===========   ===========   ===========   ===========
WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                          24,899,702    18,333,115    20,874,294    18,333,115
                                      ===========   ===========   ===========   ===========

*   less than $.01 per share
**  antidilutive

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                   3 Months Ended            9 Months Ended
                                                     September 30,            September 30,
                                                  1998         1997         1998         1997
                                                  ----         ----         ----         ----
OPERATING ACTIVITIES:
 Net income (loss)                             $(243,867)   $ (83,774)   $(345,617)   $ (72,444)
 Adjustments to reconcile net income
  to cash used in operating activities:
   Depreciation and amortization                  11,730       12,684       35,189       38,056
   Inventory write-down for samples and
     shrinkage                                        --       91,626           --      103,626
   Note receivable write-down                         --       37,000           --       37,000
   Interest receivable write-down                     --       11,017           --       11,017
   Equity in net loss of investee                 14,158           --       14,158           --
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable     (5,269)     213,002      268,084      442,083
   (Increase) in interest receivable                  --       (3,672)          --      (11,017)
   (Increase) decrease in inventory              (16,148)       3,448      (16,289)     (28,820)
   (Increase) decrease in prepaid expenses       (75,350)      (4,365)     (66,900)     (21,739)
   Increase (decrease) in customer deposits       (4,195)          --           --           --
   (Decrease) in accounts payable and
     accrued liabilities                          64,214     (100,528)    (258,019)    (641,950)
                                               ---------    ---------    ---------    ---------
      Net cash provided (used) by operating
        activities                              (254,727)     176,438     (369,394)    (144,188)
                                               ---------    ---------    ---------    ---------
INVESTING ACTIVITIES:
 Investment in Baywood Nutritionals, S.A         (60,000)          --      (60,000)          --
 Investment in BII Acquisition Company           (75,000)          --      (75,000)          --
                                               ---------    ---------    ---------    ---------
      Net cash (used) by investing activities   (135,000)          --     (135,000)          --
                                               ---------    ---------    ---------    ---------

CASH AND EQUIVALENTS
 PROVIDED BY (USED) DURING PERIOD               (389,727)     176,438     (504,394)    (144,188)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD        554,239      448,326      668,906      768,952
                                               ---------    ---------    ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD            $ 164,512    $ 624,764    $ 164,512    $ 624,764
                                               =========    =========    =========    =========

SUPPLEMENTAL DISCLOSURES AND
 CASH FLOW INFORMATION:
   Cash paid during the year for:
     Income taxes                              $      --    $   8,874    $      --    $   8,874

                           BAYWOOD INTERNATIONAL, INC.

STATEMENT OF INFORMATION FURNISHED

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and the cash flows for the three and nine months ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-KSB.

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

                           BAYWOOD INTERNATIONAL, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Baywood International, Inc. (the "Company"), develops, markets and distributes nutritional supplements. Since its inception, the Company has directed most of its sales efforts toward international markets and had established distribution of a few main products to a few main customers which made up a majority of the Company's revenues. Establishing distribution into health food stores, chain drug stores and grocery chains in the United States is also part of the Company's marketing strategy. At this time, the Company is focused on broadening its international distribution to more customers with more products, building its distribution of branded products through health food stores in the United States and acquiring or merging with other companies in the natural products business. All of the Company's products are currently manufactured by third party manufacturers.

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

         The Company most recently developed new line of dietary supplements is currently being launched through the health food store market in the United States. This new line of nutraceuticals follows the Company's introduction of Beta-s(TM), formulated to maintain healthy cholesterol levels. This new line of products is formulated with what the Company considers the most effective ingredients and dosages to target specific needs of consumers. The products include sinuS(TM) for soothing sinus support, anti-OX(TM) as a powerful antioxidant for molecular and cellular protection, energy+(TM) for support against fatigue, jointS(TM) for connective tissue and joint support, stop-snore(TM) for relief of snoring, eyeZ(TM) for support for healthy vision, memor-E(TM) for memory and brain support, cardio-V(TM) for healthy cardiovascular support, immune+(TM) for immune system support and moodZ(TM) for natural mood enhancement. All of these products are intended for domestic and international distribution through the Company's new marketing program and existing and new distributors.

         The Company has also entered into an agreement with two other individuals who have experience in the Chilean as well as South American market. A Chilean company was formed in Santiago, Chile called Baywood Nutritionals S.A. The Company owns 41% of Baywood Nutritionals S.A. This company is intended to be the marketing and distribution center for two lines of nutritional products into two separate areas of the Chilean market. It is expected that a sports nutrition line will be

                           BAYWOOD INTERNATIONAL, INC.

sold through health clubs and gyms and a nutraceutical line will be sold through physicians. Each line will be developed and marketed as a Company brand as part of establishing the continued brand penetration and recognition of the Company's products into the international market. The Company expects to begin sales of these products in the early part of the fourth quarter. The Chilean company is also expected to be the Company's avenue for penetration into other potential Latin American markets.

RESULTS OF OPERATIONS

         Net sales for the three and nine months ended September 30, 1998 were $31,608 and $793,937, respectively, compared to net sales of $873,439 and $2,170,927, respectively, for the same period last year, a decrease of $841,831 or 96.4% and $1,376,990 or 63.4%. The decrease in net sales for the three and nine months ended September 30, 1998 is entirely due to the recent ban on network marketing companies in China where the Company's freeze dried aloe vera and mineral drink, Aloe-Minerals Plus(TM), was sold to one major customer. This major customer is a direct marketing company and accounted for $754,790 or 95.1% of net sales for the nine months ended September 30, 1998.

         Dependence on One Customer. In April 1998, the Chinese government announced a ban on direct marketing firms in China. This decision by the Chinese government which affects the Company's current major and other customers has been met with opposition by a U.S. Trade Representative on behalf of direct marketing companies such as Amway, Avon Products and Mary Kay according to several publications in an effort to convince Beijing to distinguish between legitimate direct marketing firms' practices as opposed to the proliferation of other pyramid and illegal business practices. There have been similar restrictions put in effect by the Chinese government in the past. This recent ban has forced the Company to discontinue its distribution of products to its major customer. The Company is attempting to expand its customer base both domestically and internationally through a new business strategy implemented in the first quarter of this year, but expects that it could take a significant amount of time in order to replace that business. The Company's Chinese customer could continue to order again at any time as regulations change or as efforts to change distribution channels become successful. Any continuing potential problems with the ban on network marketing in China could have a long-term and substantial adverse impact on the Company's business in that area. U.S. network marketing companies operating in China such as Amway and Avon including the Company's customer, have since received approval by the Chinese Government to resume operations under a modified marketing concept of direct selling. The Company has not received any orders from this customer since the end of the quarter ended March 31, 1998.

         The Company specifically began working to diversify its customer base in the late part of 1997. Management believes that these efforts will be successful as evidenced by the Company receiving orders in the third quarter of 1998 from new customers for new products, both internationally and domestically.

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

                           BAYWOOD INTERNATIONAL, INC.

         International sales for the three and nine months ended September 30, 1998 represented 93% and 99% of the Company's net sales. The Company is continually focused on building a broader customer base so that its historical reliance on a few major customers is lessened and so that the volatility of sales from quarter to quarter is decreased. This focus on broadening the customer base is accomplished through the introduction of other new products into current distribution channels, the continued support through advertising and promotion of existing products and the acquisition of other companies in the industry that have established lines of complementary products and new areas of distribution. Due to high demand in the industry for nutritional supplements for health and well being both domestically and internationally, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the three and nine months ended September 30, 1998 was 52.5% and 41.5%, respectively, compared to 31% and 35.8% for the same period last year, an overall increase of 5.7% for the nine months. The increase in gross margin percentage for the nine months ended September 30, 1998 as compared to the same period last year is due to the higher gross margin percentages on sales of product shipped to new customers in the domestic and international market.

         Selling, general and administrative expenses for the three and nine months ended September 30, 1998 were $250,560 and $679,142, respectively, compared to $328,642 and $844,944 for the same period last year. This represents an overall decrease of $165,802 for the nine month period. Overall corporate expenditures have decreased compared to the same period last year inclusive of administrative salaries, legal fees, bad debt expense and rent. Advertising and new product development expenses of $135,583 were the largest portion of selling, general and administrative expenses for the nine month period ended September 30, 1998, representing 17.1% of net sales.

         Net loss for the three and nine months ended September 30, 1998 was $(243,867) or $(.01) per share and $(345,617) or $(.01) per share, respectively, compared to a net loss of $(83,774) or less than $(.01) per share and $(72,444) or less than $(.01) per share for the same period last year.

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

         The  Company's  investment  in  Baywood  Nutritionals,   S.A.  incurred
start-up costs which contributed to a net loss in the equity of the investment in the amount of $14,158.

CAPITAL EXPENDITURES

         During the three and nine months ended September 30, 1998, the Company had not incurred material expenditures for property and equipment.

                           BAYWOOD INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company had $297,082 in current assets of which $170,878 or 57.5% was cash and receivables. Total current liabilities for the same period totalled $171,703. This represents a ratio of current assets to current liabilities of 1.73 at September 30, 1998. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company has agreed with its major suppliers on discounts of 1% to 2% of cost of goods with early payment within 10 to 15 days. The Company recognized $6,369 of discounts under these agreements in the nine months ended September 30, 1998. The Company believes that as it increases its sales volume, liquidity will improve. Sales terms generally include a 50% deposit at the time of the order and the balance prior to shipment. Due to good relations with some overseas customers, the Company has shipped on credit.

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

         Management is currently exploring alternatives for raising debt or equity financing in order to properly fund the Company's working capital needs and to significantly increase the Company's sales growth of new products into new distribution channels. The Company recognizes that the outcome of any recent settlements of outstanding litigation will necessitate the implementation of more immediate debt or equity financing.

         The Company entered into an agreement with Abacus Capital, L.L.C. ("Abacus") on August 31, 1998 as investment bankers for the Company. The nature of the agreements entered into with Abacus is to facilitate the Company's needs for raising the necessary capital to fund the Company's acquisitions of other companies within the natural products industry. Through these agreements, the Company acquired a 15% interest in BII Acquisition Company ("BII") for $75,000. The Company has no additional commitments to provide cash to BII although BII may raise substantial debt or equity financing to make acquisitions that are synergistic within the existing business plans of the Company.

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

                           BAYWOOD INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1 - LEGAL PROCEEDINGS

         A full description of the Company's material legal proceedings was provided under Part I, Item 3 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. No new reportable events or material developments have occurred in the third quarter except for the following:

         As set forth in the Company's Annual Report, the Company was included as a defendant in a New York state court action filed October 10, 1995 by St. Anthony's Parish of Somerville, Massachusetts and other plaintiffs against Krystal Kleer, Inc. The lawsuit was dismissed on March 20, 1996 in favor of an Arizona federal court action filed February 29, 1996. Plaintiffs sought compensatory and punitive damages against the Company and other defendants of approximately of $1,200,000. On or about October 1, 1998, the Company formally entered into a written agreement with St. Anthony's Parish of Somerville, Massachusetts and other plaintiffs to settle all of the plaintiffs' claims against the Company for $100,000.

         As set forth in the Company's Annual Report, John A. Shannon filed a petition against the Company for $124,338.17 in attorney's fees. The petition was based on an arbitration order awarding Shannon attorney's fees pursuant to his demand for arbitration filed against the Company to seek a determination that 1,000,000 in options granted to him on January 3, 1993 were valid and in effect until January 1, 1998. A hearing on the attorney's fees issue was held on October 27, 1998, and the arbitrator issued an award against the Company for $50,000 in attorneys' fees.

         On or about September 11, 1998, John A. Shannon filed a complaint in the Arizona Superior Court against the Company and certain principals of the Company for royalties allegedly due to Shannon under a consulting agreement. Shannon claims that the Company and certain principals of the Company wrongfully induced him to waive his rights under his consulting agreement to these royalties. Shannon is seeking approximately $750,000 plus interest in damages. At this stage of the proceeding, no prediction can be made as to the likelihood of an unfavorable outcome and no estimate can be made of the amount or range of potential loss, if any.

Item 2 - CHANGES IN SECURITIES

         None

Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                           BAYWOOD INTERNATIONAL, INC.

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

     3.2    By-Laws                                     **

     4.1    Specimen Common Stock Certificate           ***

     4.2    Description of Common Stock                 ****

     4.3    Certificates of Designation for
             Preferred Shares                           *****

     10.1   Authorization to Proceed                    Exhibit filed herewith

     10.2   Safekeeping Agreement                       Exhibit filed herewith

     10.3   Memorandum of Agreement                     Exhibit filed herewith

     10.4   Stock Purchase Agreement                    Exhibit filed herewith

     10.5   Consulting Agreement                        Exhibit filed herewith

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

***** Incorporated by reference to Exhibit 4.3 of quarterly report on Form 10-QSB (file no. 0- 22024) filed on August 11, 1997.

                           BAYWOOD INTERNATIONAL, INC.

         (b)      Reports on Form 8-K

                  On October 20, 1998, the Company filed a Current Report on Form 8-K regarding the settlement of the lawsuit with St. Anthony's Parish of Somerville, Massachusetts.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




By: /s/ Neil Reithinger                               Date: November 13, 1998
   ------------------------------
Neil Reithinger
Chairman of the Board, President,
C.E.O. and Principal Accounting Officer