Form 10KSB
period 1998-12-31
BAYWOOD INTERNATIONAL INC
filed 1999-04-01
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

      ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                           Commission file No. 0-22024

                           BAYWOOD INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

             Nevada                                       77-0125664
(state or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


     14950 North 83rd Place, Suite 1                        85260
           Scottsdale, Arizona                            (Zip Code)
(Address of principal executive offices)


         Issuer's telephone number, including area code: (602) 951-3956

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          $.001 par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        Issuer's revenues for its most recent fiscal year were $809,899.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $3,757,517 as of March 26, 1999.

The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 26, 1999 was 24,899,702.

                           BAYWOOD INTERNATIONAL, INC.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS


PART  I.....................................................................   4
  Item 1 - Description of Business..........................................   4
  Item 2 - Description of Property..........................................   8
  Item 3 - Legal Proceedings................................................   9
  Item 4 - Submission of Matters to a Vote of Security Holders..............   9

PART  II....................................................................   9
  Item 5 - Market for Common Equity and Related Stockholder Matters.........   9
  Item 6 - Management's Discussion and Analysis or Plan of Operation........  10
  Item 7 - Financial Statements and Supplementary Data......................  16
  Item 8 - Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .............................  16

PART III....................................................................  16
  Item 9 - Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act.......  16
  Item 10 - Executive Compensation..........................................  18
  Item 11 - Security Ownership of Certain Beneficial Owners,
            Management and Changes in Control...............................  19
  Item 12 - Certain Relationships and Related Transactions..................  21
  Item 13 - Exhibits and Reports on Form 8-K................................  22

SIGNATURES..................................................................  24

                 "CAUTION REGARDING FORWARD-LOOKING STATEMENTS"

         CERTAIN STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S BUSINESS STRATEGY AND OBJECTIVES AND FUTURE FINANCIAL POSITION, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND INVOLVE RISKS AND UNCERTAINTIES. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH THESE FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD- LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN THE FOLLOWING SECTION, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT. ALL FORWARD- LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competition, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in the Company's target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which the company does business. Specifically, the timing of registration and import restrictions on new or existing products in different countries in which the Company is doing business or may do business could delay orders. Also, the significant portion of sales and net income contributed by international operations, specifically by one customer, and any disruption in supply from either of the Company's main suppliers, could materially affect the Company's results of operations and financial condition in a particular year. In particular, China's recent ban on direct marketing has continued to materially affect sales to the Company's main customer. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

         Baywood International, Inc. (the "Company"), develops, markets and distributes nutritional supplements. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. Baywood Financial, Inc. remained inactive until January 11, 1988 when it acquired all of the assets of Helth-Pro International, Inc. ("Helth-Pro"), a Nevada corporation. Helth-Pro's primary business was the marketing of animal food supplements and other related products under an exclusive marketing agreement previously acquired by Helth-Pro.

         From 1988 until 1992, Baywood Financial, Inc. was inactive. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc. Thereafter, the Company commenced the acquisition of formulas, trademarks, marketing rights and product lines of dietary supplements and skin care products from several companies. The Company had expanded its product lines into fragrances for men and women and into animal health products for horses and domestic pets. Due to the higher demand and market potential of nutritional supplements and skin care products, the Company significantly scaled down its efforts to promote and sell the fragrance and animal health lines. Since the end of 1997, the Company has focused primarily on the development, marketing and distribution of dietary supplements. The Company did not sell any skin care products in 1998.

         Since its inception, the Company had directed most of its sales efforts toward international markets and had established either distribution or registration of its products into certain Pacific Rim and European Countries. Prior to 1998, the Company's product line had not been expanded in order to capture the domestic market. As a result, the Company relied on the continued distribution of one main product, Aloe Minerals Plus(TM), to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases of Aloe Minerals Plus(TM) which caused a dramatic decrease in the Company's sales for 1998.

         The Company had not developed any market for its products prior to 1998 in the United States. Throughout 1998, the Company developed a new line of nutritional supplements and implemented strategies to establish marketing and distribution into health food stores. At this time, the Company is continually exploring the international market, but has focused on strengthening the domestic marketing and sales of its new branded product line in the United States.

         The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260 and its telephone number is (602) 951-3956.

COMPANY STRATEGY

         The Company's primary objective is to become a recognized leader in the provision of natural products that are based on natural compounds. The Company's potential for growth at this time involves developing niche product lines that can be marketed and sold into niche distribution channels. Niche product lines include but are not limited to vitamins, minerals, herbs, nutraceuticals and herbal teas. Niche distribution channels include retail in health food and grocery and drug chains, mail order and physician distribution. The Company's current product lines include nutraceutical products with current distribution into health food retail in the United States. Through consistent active involvement in the trends that affect the natural products industry, the Company creates or improves products to fit market needs.

DEVELOPMENTS IN 1998

         The  Company  pursued  and   implemented   the  following   fundamental
developments during 1998 that are considered to be instrumental components toward positioning the Company for long-term growth:

         DEVELOPMENT OF CORPORATE IDENTITY. Historically, Baywood has sustained a minimal level of operational growth based on a few large customers in the Far East that purchased a few basic products. Moreover, Baywood acted as a private labelling company which in effect eradicated brand recognition for the Company's name. Beginning in early 1998, the Company created and implemented a new marketing image and corporate logo. In April 1998, two specific new product developments occurred under a new brand: a line of nutraceutical supplements under a new Condition Specifics(TM) line was added and two separate lines of nutraceutical products were developed for the international market for sports nutrition and for daily essential needs.

         DEVELOPMENT OF CONDITION SPECIFICS(TM) BRAND OF PRODUcts. The Company's line of nutraceuticals follows the introduction of Beta-s(TM), formulated to maintain healthy cholesterol levels. This new line of products is formulated with what the Company considers the most effective ingredients and dosages to target specific needs and conditions of consumers. The products include sinuS(TM) for soothing sinus support, anti-OX(TM) as an antioxidant for molecular and cellular protection, energy+(TM) for support against fatigue, jointS(TM) for connective tissue and joint support, eyeZ(TM) for support for healthy vision, memor-E(TM) for memory and brain support, cardio-V(TM) for healthy cardiovascular support, immune+(TM) for immune system support and moodZ(TM) for natural mood enhancement (please see our web site at www.baywoodinternational.com for more product information). The Company intends to target many other specific nutritional needs of consumers and continually add to this line of nutraceuticals under its new brand label. This line is currently being marketed to health food stores across the United States. In 1999, the Company intends to intensify its marketing efforts in this particular channel and to emphasize its quality and unique brand.

         DEVELOPMENT OF MARKETING AND ADVERTISING CAMPAIGN. The Company is marketing its Condition Specifics(TM) brand of products directly and through wholesale distributors which distributes to health food stores across the United States. To create awareness at the retail and consumer levels, the Company advertises through any number of channels including the distributor's newsletters and catalogs, independent trade and consumer publications, direct mailings to health food stores, radio and cable television.

         FORMATION OF BAYWOOD NUTRITIONALS, S.A. IN SANTIAGO, CHILE. The Company's sports nutrition line was specifically designed for the South American market and is being marketed through a new sales and marketing office in Chile formed as a joint venture in 1998 under the name of Baywood Nutritionals S.A. The Company owns approximately 41% of Baywood Nutritionals S.A. This line which will be marketed and distributed through health clubs includes ProPlus(TM) as a comprehensive multi-vitamin, AminoPlus(TM) as an amino acid supplement, SportsPlus(TM) for energy, ProteinPlus(TM) in a chocolate flavor for additional protein supplementation and FiberPlus(TM) as a chewable for additional dietary fiber and as a convenient snack. The Company is also introducing a line of products marketed through physician's including ProTech(TM) as a comprehensive multi-vitamin, LifeTech(TM) for antioxidant protection, DietTech(TM) as a fat burner, SportsTech(TM) for energy, FiberTech(TM) as a chewable for additional dietary fiber and as a convenient snack, CareTech(TM) for cardiovascular support and PrimeTech(TM) to help maintain healthy cholesterol. The purpose of establishing this office in Santiago, Chile is to facilitate the marketing and distribution of branded products using the Company's brand name. It is intended that the establishment of brand recognition in Chile will provide the proper catalyst to open up other countries in Latin America as well as other international markets.

         FORMATION OF BAYWOOD ESPANA IN BARCELONA, SPAIN. In January of 1999, the Company established Baywood Espana in Barcelona, Spain. The entity was formed to place the Company in a position to supply and service European manufactured products to the Company's customers in the European Common Market countries on a duty free and tariff-free basis.

         ENGAGEMENT OF INVESTMENT BANKING FIRM AS BUY-OUT PARTNER FOR ACQUISITIONS. In September of 1998, the Company signed an agreement with Abacus Capital, L.L.C. ("Abacus") as part of its strategic plan of acquiring other companies in the nutritional supplement industry. Abacus is a merchant banking firm which specializes in the acquisition of private companies ranging from $5 million to $50 million in revenues in emerging growth niches. The Company's engagement of Abacus demonstrates the first step toward initiating its acquisition plan of other unique companies within the natural products industry. It is anticipated that Abacus will facilitate the Company's needs for raising the necessary capital to fund the Company's acquisition of other companies within the nutritional supplement industry. Through this agreement, the Company acquired a 15% interest in BII Acquisition Company ("BII") for $75,000. An additional 10% interest may be obtained through a future management agreement. BII is the holding company that has been organized to acquire the target companies. It is anticipated that Abacus, through its informal commitments with its institutional investors, will arrange for the financing through BII to buyout any such targets. Through share exchanges at agreed upon future stock prices, the Company has the ability to acquire such target companies from BII. The aggregate amount of cash required at any point in time to fund any acquisitions may exceed the Company's cash balance. The Company has no additional commitments to provide cash to BII to fund acquisitions although BII may need to seek substantial debt or equity financing to make acquisitions that are synergistic within the existing business plans of the Company. Although the Company expects that through its relationship with Abacus it will be able to identify and complete acquisitions through BII of other growth companies within the industry, none yet are specifically under contract and no assurance can be given that any acquisitions will occur or will be profitable to the Company.

PRODUCT DEVELOPMENT

         All of the Company's products are currently manufactured by third party manufacturers. While management recognizes the primary importance of establishing brand loyalty of its products internationally or domestically, it also realizes the eventual importance of certain manufacturing capabilities as the Company grows to reduce dependence on third party manufacturers, to assist in maintaining any proprietary nature of its products, to reduce product costs and to increase product capacity for itself and its large volume customers.

         At this time, the Company also relies on its third party manufacturers to maintain the quality of product components as new products are assessed and developed. As the Company evaluates the needs for certain products within existing or new markets, the Company develops the most effective formulas and relies on its third party manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging.

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

         The Company's largest supplier, located in Colorado, accounted for approximately 92% and 99% of product purchases in the fiscal years ended December 31, 1998 and 1997. The Company's other supplier, located in Oregon, accounted for approximately 8% of product purchases in the fiscal year ended December 31, 1998. The Company did not purchase any products from this supplier in 1997.

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

PRODUCT LIABILITY

         The Company believes that its distribution of consumable products generally involves a higher level of risk for product liability claims than the distribution of its non-consumable products. The Company protects itself from possible claims through product liability insurance coverage that is reviewed and renewed annually depending on the changes in distribution and sales of the Company's consumable and non- consumable products. In addition to carrying its own coverage, the Company also requires its manufacturers to carry product liability insurance.

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

EMPLOYEES

         At December 31, 1998, the Company had four (4) full-time employees. Consultants are utilized as needed in marketing and sales. Commissioned personnel include personnel that the Company may hire from time to time in sales and marketing.

ITEM 2 - DESCRIPTION OF PROPERTY

         The Company's principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. The Company leases its offices under an operating lease that expires on July 31, 2000. Due to the initial low volume of the Company's shipments domestically, the need for smaller space for inventory items and to cut down on certain costs, the Company is able to utilize its remaining office space to handle necessary functions at the current time. Future minimum annual lease obligations for the remaining term of the lease are as follows:

                         1999                $ 40,903
                         2000                  24,542
                                             --------
                                             $ 65,445

         The Company holds no other real estate interests.

ITEM 3 - LEGAL PROCEEDINGS

         As of the date hereof, the Company has no current pending litigation. In 1998, the Company reached settlement agreements in all of its then pending cases on the terms set forth below.

         The Company settled all claims against it by St. Anthony's Parish of Somerville, Massachusetts and other plaintiffs. Pursuant to such settlement, the Company agreed to pay to the Plaintiffs a total of $100,000 over 12 months. The obligations of the Company were secured by a stock pledge. The Company had been included as a defendant in a case filed by the Plaintiffs against Krystal Kleer, Inc. Plaintiffs sought compensatory and punitive damages of $900,000 against the Company and other defendants.

         In December 1998, the Company formally settled all claims against it by former director and officer Georgia Aadland. The Company agreed to pay Ms. Aadland approximately $52,000 over 6 months. Ms. Aadland originally sought approximately $210,374 plus interest, attorney's fees and costs for an alleged breach of an employment agreement.

         In December 1998, the Company reached a mutual settlement agreement to resolve all pending and potential claims and disputes between the Company and John A. Shannon. Pursuant to this settlement, the Company agreed to pay Mr. Shannon $75,000 in cash and provided Mr. Shannon with options to purchase 400,000 shares of the Company's common stock at an exercise price of $0.25. The options expire on December 10, 1999. Most recently, Mr. Shannon had filed a complaint against the Company seeking approximately $750,000 for royalties allegedly due to Mr. Shannon under a consulting agreement. The settlement agreement covered Mr. Shannon's lost royalties claim and all other claims against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock under the registered name of Baywood International, Inc. was first quoted in May of 1992, and began trading on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BYWD".

         Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last eight quarters:


YEAR ENDED DECEMBER 31, 1998                 HIGH            LOW
----------------------------                 ----            ---

March 31, 1998                                .22            .10
June 30, 1998                                 .21            .06
September 30, 1998                            .15            .06
December 31, 1998                             .09            .03

YEAR ENDED DECEMBER 31, 1997
----------------------------

March 31, 1997                                .56            .28
June 30, 1997                                 .32            .18
September 30, 1997                            .39            .20
December 31, 1997                             .27            .10

         The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

         As of December 31, 1998, there were approximately 680 holders of record of the Company's common shares not including those shares held in brokerage accounts.

         The Company has not paid dividends on its common shares and has no intention of paying dividends in 1999. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will necessarily be dependent on the earnings, financial condition, capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Prior to 1998, the Company's main dietary supplement products included bee pollen, bee propolis, royal jelly and a freeze dried aloe vera and mineral drink. The Company's most popular product had been a freeze dried aloe vera and mineral drink under the brand name, Aloe-Minerals Plus(TM), which was part of the Company's Royal(TM) Line. This line had been the primary name under which most of the Company's dietary supplements were sold internationally, accounting for 93.2% of total net sales for the year ended December 31, 1998. The majority of the Company's sales were comprised of Aloe-Minerals Plus(TM) to one particular customer in China. This major customer accounted for 93.2% and 93.4% of total net sales for the year ended December 31, 1998 and 1997, respectively. The decrease is entirely due to the Chinese government's ban on direct marketing firms in China. This decision by the Chinese government which affected the Company's current major and other customers had been met with opposition by a U.S. Trade Representative on behalf of direct marketing companies such as Amway, Avon Products and Mary Kay according to several publications in an effort to convince Beijing to distinguish between legitimate direct marketing firms' practices as opposed to the proliferation of other pyramid and illegal business practices. There have been similar restrictions put in effect by the Chinese government in the past. As the Company had previously reported in its March 31, 1998 10-QSB and a subsequent news release, sales to one principal customer in China accounted for all of the Company's net sales in the quarter ended March 31, 1998. This recent ban has forced the Company to discontinue its distribution of products to that customer. The Company is attempting to expand its customer base both domestically and internationally through a new business strategy implemented in the first quarter of this year, but expects that it could take a significant amount of time in order to replace that business. The Company's Chinese customer could continue to order again at any time as regulations change or as efforts to change distribution channels become successful. Any continuing potential problems with the ban on network marketing in China could have a long-term and substantial adverse impact on the Company's business in that area. U.S. network marketing companies operating in China such as Amway and Avon including the Company's customer, have since received approval by the Chinese Government to resume operations under a modified marketing concept of direct selling. The Company has not received any orders from this customer since the end of the quarter ended March 31, 1998.

         The Company distributed no skin care products in 1998. Net sales of skin care products for the years ended December 31, 1998 and 1997 were zero and $2,603, respectively. The decrease in sales of skin care was through one particular customer in China with several products in the Company's La Vraie(TM) line such as cleanser, toner, nurture cream, activator and lift powder. The reduction in total net sales in skin care products was due to both the suddenly imposed import restrictions of finished skin care product to China and the ban on network marketing by the Chinese Government. Chinese Government regulations which may change periodically, prohibit any further import of both finished cosmetic and skin care products. Both cosmetic and skin care products must be manufactured in China and must carry a Chinese manufacturing labor content of over fifty percent. The Company believes that the decrease is not a result of the decreased demand for the products.

         Domestically, the Company's new Condition Specifics(TM) line accounted for less than 1% of total net sales.

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

RESULTS OF OPERATIONS

         The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated.

                                                        1998          1997
                                                          %            %
                                                       ------        -----
Net Sales                                               100.0        100.0
Cost of Sales                                            59.6         62.7
                                                       ------        -----
Gross Profit                                             40.4         37.3
S, G & A Expenses:
         Marketing                                       56.5         13.4
         General and Administrative                      56.9         26.8
         Depreciation and Amortization                     --          1.6
                                                       ------        -----
Other (Income) and Expense - net                         44.5           .4
                                                       ------        -----
Loss Before Income Taxes                               (117.5)        (4.9)
Income Tax Provision                                    (18.6)          --
Net (Loss)                                             (136.1)        (4.9)
                                                       ======        =====


COMPARISONS OF YEAR 1998 TO 1997:

         Net sales for the year ended December 31, 1998 were $809,899 compared to net sales of $3,234,056 for the year ended December 31, 1997, a decrease of 75%. The decrease in net sales is entirely due to the ban on network marketing companies in China where the Company's freeze dried aloe vera and mineral drink, Aloe-Minerals Plus(TM), was sold to one major customer. This major customer is a direct marketing company and accounted for $754,790 or 93.2% of net sales for the year ended December 31, 1998. In 1998 international sales represented 99% of the Company's total net sales compared to 99.1% for 1997. Distribution of nutritional supplements remained as the main source of revenue for 1998. Net sales of nutritional supplements and skin care products for the year ended December 31, 1998 were $809,899 or 100% of total net sales and zero of total net sales, respectively. Net sales of nutritional supplements and skin care products for the year ended December 31, 1997 were $3,231,453 or 99.9% of total net sales and $2,603 or less than 1% of total net sales, respectively.

         The Company's gross profit margin for the year ended December 31, 1998 was 40.4% compared to 37.3% in 1997. The increase in gross profit for the year ended December 31, 1998 is mainly due to total net sales being comprised of nutritional supplements instead of a mix of both nutritional supplements and skin care products in 1997. Skin care products have typically carried lower gross margins compared to nutritional supplements. Additionally, cost of sales in 1997 included an additional write-down of $105,000 for the remainder of the Company's obsolete inventories.

         Marketing, general and administrative expenses for the year ended December 31, 1998 were $903,412 compared to $1,299,649 for the same period ended December 31, 1997, a decrease of 30.5%. The primary factors in the decrease were a reduction in overall corporate expenditures including a reduction in sales commission expense as a percentage of net sales, legal fees, administrative salaries and bad debt expense. The single largest expense in 1998 was for advertising and promotional expenses relating to the Company's new line of products and entrance into the domestic market which totalled $197,648 or 21.9% of total marketing, general and administrative expenses.

         Net loss before income taxes for 1998 and 1997 was $(1,102,516) or $(.05) per share as compared to $(157,260) or $(.02) per share, respectively. An income tax provision was recorded in 1998 in the amount of $150,000 related to the write-off of the Company's deferred tax asset.

         The Company analyzed the value of the intangible assets related to its skin care line at December 31, 1998. Because there was no revenue on this product line for the year ended December 31, 1998, only $2,603 for the year ended December 31, 1997, and the prospects for significant future revenue uncertain, management determined that the remaining net book value of the assets at December 31, 1997 of $164,186 was impaired. The Company wrote off that balance in the fourth quarter of 1998.

         In the year ended December 31, 1998, the Company entered into various agreements with plaintiffs in claims filed against the Company.

         The Company was named as a defendant in a $900,000 claim filed against an entity controlled by its former chairman that related to the transfer to the Company of certain furnishings and equipment by that related entity. Management believed that it was named in the suit only by its association with a former chairman and the Company intended to vigorously defend this claim. Management believed it had a strong defense, but due to the probability of incurring material costs associated with defending this case, the Company agreed to settle with the plaintiff. The settlement was for $100,000 cash payable over twelve months through September 30, 1999. Payments under the settlement are collateralized by a pledge of 1,818,783 shares of the Company's common stock.

         A former director and officer filed a demand for arbitration against the Company. The demand sought $210,374 plus interest, attorney's fees and costs for a breach of an employment agreement. The matter was arbitrated in 1998. The Company settled with the former officer for approximately $52,000 in the year ended December 31,1998. The $52,000 amount payable under this settlement at December 31, 1998 is included in accrued liabilities in the accompanying balance sheet. The balance is scheduled to be paid through a series of six payments through May 1999.

         An arbitrator ruled against the Company in a case related to the invalidation of 1,000,000 options allegedly issued to the Company's former chairman. The Company had claimed that the options were issued without proper Board of Directors' approval. The arbitrator awarded the 1,000,000 options to the former chairman. The options were exercisable at $0.25 and they were allowed to expire on January 1, 1998. Also awarded were legal fees presented as $124,338. The Company contested the fees awarded as unreasonable. The matter was ultimately settled by an agreement wherein the Company will pay $75,000 cash and the award of 400,000 options at an exercise price of $0.25 per share. The options expire in December 1999. The balance of the $75,000 cash award remaining at December 31, 1998 was $50,000 and is included in notes payable in the accompanying balance sheet.

         The Company incurred settlement costs, excluding its own legal fees, of $192,761 in the year ended December 31, 1998.

         Also during the year ended December 31, 1998, the Company acquired an interest of 41% in Baywood Nutritionals, S.A. ("BNSA"). BNSA was formed to market and distribute the Company's products in Chile. The investment is accounted for under the equity method. The functional currency of BNSA is the Chilean peso.

         The Company invested cash of $60,000 in BNSA as part of the initial capitalization. There is no commitment for the Company to provide additional capital to BNSA. The Company intends to begin sales to BNSA in 1999. BNSA had not yet started generating revenue at December 31, 1998. The Company's equity in the loss of BNSA for the year ended December 31, 1998 was $19,972.

OTHER INFORMATION

         Interest Expense was $2,780 and zero in 1998 and 1997, respectively. The increase is due to the Company's settlement in October of 1998 of litigation with regard to the St. Anthony's Parish. Under this settlement, the Company agreed to pay $100,000 over a period of twelve months.

         Interest income for 1998 of $17,718 was generated from the Company's invested cash balance in interest-bearing money market accounts.

         The Company expects its expenditures for marketing costs to increase as it attempts to diversify its customer base and expand in the domestic market. The Company will be selective in its expenditures for marketing related items and intends to begin advertising more heavily in domestic publications.

         The Company has experienced significant loss in revenue due to Chinese government's ban on direct marketing firms in China. This decision by the Chinese government which affects the Company's current major and other customers has been met with opposition by a U.S. Trade Representative on behalf of direct marketing companies such as Amway, Avon Products and Mary Kay according to several publications in an effort to convince Beijing to distinguish between legitimate direct marketing firms' practices as opposed to the proliferation of other pyramid and illegal business practices. There have been similar restrictions put in effect by the Chinese government in the past. As the Company had previously reported in its March 31, 1998 10-QSB and a subsequent news release, sales to one principal customer in China accounted for all of the Company's net sales in the quarter ended March 31, 1998. This recent ban has forced the Company to discontinue its distribution of products to that customer. The Company is attempting to expand its customer base both domestically and internationally through a new business strategy implemented in the first quarter of 1998, but expects that it could take a significant amount of time in order to replace that business. The Company's Chinese customer could continue to order again at any time as regulations change or as efforts to change distribution channels become successful. Any continuing potential problems with the ban on network marketing in China could have a long-term and substantial adverse impact on the Company's business in that area. U.S. network marketing companies operating in China such as Amway and Avon including the Company's customer, have since received approval by the Chinese Government to resume operations under a modified marketing concept of direct selling. The Company has not received any orders from this customer since the end of the quarter ended March 31, 1998.

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

CAPITAL EXPENDITURES

         During 1998 and 1997, the Company incurred no capital expenditures for property and equipment. As of December 31, 1998, the Company had no material commitments for capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had $129,922 in current assets of which $40,869 or 31.5% was cash. Total current liabilities for the same period totalled $386,029. This represents a current ratio of current assets to current liabilities of .34. Trade accounts payable remained in good standing due to good relations, credit terms and payment histories with major suppliers and vendors. The Company believes that as it increases its sales volume, liquidity will improve greatly. Sales terms generally include either a 50% deposit at the time of the order and the balance prior to shipment or 100% payment prior to shipment for new customers. The Company has from time to time extended credit to its major customers once they have established good payment histories. The Company may require additional warehousing capabilities as the distribution grows in the Unites States Market since the nature of the shipments are more volume of smaller orders. The need for significant working capital is not anticipated for accounts receivable and inventories due to timely turnover on accounts receivable.

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

         At this time the Company does not anticipate any large expenditures of cash for research and development costs. Marketing costs associated with the distribution of new products will be paid for by cash flows from existing operating activities and through additional debt or equity financing.

         The Company's cash balance decreased to $40,869 at December 31, 1998 from $668,906 at December 31, 1997. The accounts receivable balance decreased to $2,171 from $274,450 at December 31, 1997. The Company consumed its cash funding the operating loss, payments on legal settlements and investments in BII Acquisition Company and Baywood Nutritionals S.A. The Company is attempting to raise equity capital. Since December of 1998, the Company has relied on it officers to fund short-term capital requirements in the form of loans from such officers. Since December 1998, these officers have provided approximately $300,000 to the Company. The Company will be dependent upon obtaining equity capital in order to implement is business plan of penetrating the U.S. retail distribution. The Company's present plan is to raise approximately $1,400,000. Management believes that with funding of this amount, the Company will be appropriately capitalized to meet the inventory and marketing related expenses associated with developing a new customer base. However, there can be no assurances that the Company will be successful in raising capital or implementing its business plan.

         During the year ended December 31, 1998, the Company entered into an agreement with a third party to jointly form a new entity for the purpose of seeking and making acquisitions of other entities with synergistic operations. The Company invested $75,000 cash for a 15% interest in the newly formed entity, BII Acquisition Company ("BII"). Under the agreement with the third party, the Company will have the opportunity to obtain an additional 10% interest of BII Acquisition Company by entering into a management agreement with BII when operations commence. Also, the Company will have additional opportunities to acquire a controlling interest in BII. As of December 31, 1998, BII has had no material operations as the parties jointly investigate acquisition opportunities. The Company is presently analyzing several target companies. However, the Company has not yet entered into an agreement for an acquisition. BII will raise capital separately to fund prospective acquisitions.

YEAR 2000 ISSUES

         The Company's accounting system is represented to be non-compliant relative to Year 2000 ("Y2K") issues. The cost to update this software is not expected to be material and the Company intends to identify suitable alternatives and to correct any non-compliance issues by the end of the third quarter of 1999. The Company's business relies on integrated accounting, order entry, and inventory control systems. The Company also relies on standard office productivity software which is represented as being Y2K compliant.

         The Company does not anticipate any material adverse effect on the business as a result of any failure by customers or vendors to achieve Y2K readiness and no assurance is provided that these parties will have accurately assessed their Y2K readiness status.

         The Company does not currently have a contingency plan in place to handle a "worst case scenario", as the Company believes that any non-compliant systems do not pose a material risk to the Company. If, and to the extent that the Company identifies material risks from non-compliance of third parties, appropriate plans will be formulated at that time.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         An audited balance sheet for the year ended December 31, 1998 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 are set forth commencing on page 27.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Name                          Age      Position or Offices Held
----                          ---      ------------------------

Neil T. Reithinger            29       Chairman of the Board, President &
                                         Chief Executive Officer
Karl H. Rullich               65       Vice-President, Secretary & Director
Glen Holt                     69       Director
Dr. Michael B. Shapiro        44       Director
Dr. David M. Franey           47       Director
Dr. Denise Forte-Pathroff     42       Director

         Mr. Neil T. Reithinger has been the Company's Chairman of the Board, President and Chief Executive Officer since April 3, 1998 and previously served as Interim President from December 10, 1997. He was elected as a Director on February 18, 1997. He was elected Chief Financial Officer, Secretary and Treasurer on October 28, 1996. Mr. Reithinger has been Controller of the Company since January 1994. Prior to joining the Company and from July 1992 through December 1993, Mr. Reithinger worked in branch operations for Bank of America. He received a Bachelors degree in accounting from the University of Arizona in 1992 and his certification as a Certified Public Accountant in 1996.

         Mr. Karl H. Rullich has been a Director since 1991. He was appointed Vice-President on April 3, 1998 and has served as the Company's Director of International Sales since May 1996. Prior to April 19, 1996, he served as President, Chief Executive Officer and Treasurer of the Company. He worked as a Marketing Director, General Manager and Vice President for Pfizer Hospital Products Group in their international businesses and operations for over 25 years. Mr. Rullich holds a degree in economics from the Business College in Essen, Germany. He emigrated from Germany to the United States in 1956 and became a naturalized citizen in 1961.

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

         Dr. David M. Franey has been a Director of the Company since May of 1998. Dr. Franey is Associate Medical Director for Intergroup of Arizona. He is board certified by the American Board of Internal Medicine. Dr. Franey received his undergraduate and medical school education from the University of Wisconsin, Madison. He completed his residency in internal medicine at Good Samaritan/VA Hospital Program in Phoenix. He was in private practice from 1981 to 1985 before joining The Scottsdale Clinic. After the acquisition of The Scottsdale Clinic by Thomas-Davis Medical Centers in 1990, he became site medical director. He has served as Department of Medicine Chair for SMH-North Hospital, Medical Records Committee Chair for TDMC, and a member of the TDMC Q1 Committee. Dr. Franey is a member of the American Medical Association, the Arizona Medical Association, Maricopa County Medical Society, and the American College of Physician Executives.

         Dr. Denise Forte-Pathroff has been a Director of the Company since May of 1998. Dr. Forte-Pathroff is a dermatologist in private practice in Bismarck, North Dakota. She is currently President of DFP, Inc., a dermatological skin care products company, and serves on the Board of Directors of BNC National Bank. Dr. Forte-Pathroff received her degree in medicine from Tufts University Medical School in Boston, Massachusetts and completed her residencies at the University of Minnesota in Minneapolis, Minnesota and Temple University Skin & Cancer Hospital in Philadelphia, Pennsylvania. She completed her internal medicine internship at Abington Memorial Hospital in Abington, Pennsylvania. She has been Board Certified with the American Academy of Dermatology since 1986 and is a Clinical Associate Professor of Internal Medicine at the University of North Dakota.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons did not file any Forms 4 during the fiscal year ended December 31, 1998 and have not provided the Company with a written representation that no such forms were required: Glen Holt, Dr. Michael B. Shapiro, Dr. David M. Franey and Dr. Denise Forte-Pathroff.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         Summary compensation information for Mr. Neil Reithinger, the Company's Chief Executive Officer for the year ended December 31, 1998 (the only "named executive officer" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1)), is as follows:

Name and                                          Other         Restricted     Securities      LTIP
Principal                                         Annual          Stock        Underlying     Payouts    All Other
Position         Year  Salary ($)  Bonus ($)  Compensation ($)  Awards ($)  OPTIONS/SARS (#)    ($)    Compensation ($)
--------         ----  ----------  ---------  ----------------  ----------  ----------------    ---    ----------------
Mr. Reithinger    98     57,000       -0-          -0-             -0-          100,000         -0-        1,200 (1)
     CEO          97       -0-        -0-          -0-             -0-            -0-           -0-          -0-
                  96       -0-        -0-          -0-             -0-            -0-           -0-          -0-

         (1) The Company paid Mr. Reithinger a phone allowance of $1,200 during fiscal year 1998 in his capacity as Chairman of the Board.

DIRECTORS

DIRECTOR COMPENSATION TABLE

                                                                             Number of
                             Annual              Consulting                  Securities
                            Retainer   Meeting   Fees/other   Number of      Underlying
Name                        Fees ($)   Fees ($)   Fees ($)    SHARES (#)  Options/SARS (#)
----                        --------   --------   --------    ----------  ----------------

Neil Reithinger               -0-         -0-      1,200         -0-          100,000

Karl Rullich                  -0-         -0-      1,200         -0-          100,000

Glen Holt                     -0-       1,000        -0-         -0-           62,500

Dr. Michael Shapiro           -0-       1,000        -0-         -0-           62,500

Dr. Denise Forte-Pathroff     -0-       1,000        -0-         -0-           62,500

Dr. David M. Franey           -0-         -0-        -0-         -0-           62,500

         (1) Each "outside" Director not residing in Arizona (Messrs. Holt, Shapiro and Forte-Pathroff) each received reimbursement for travel related expenses during fiscal year 1998 associated with their attendance at the Company's annual meeting.

         (2) Mr. Reithinger and Mr. Rullich received a phone allowance of $1,200 in their capacity as Directors of the Company.

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

         There are currently no other Employment Agreements with any officers of the Company.

ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

         During 1998, the Board of Directors held three (3) meetings. All Directors attended at least two (2) of the three (3) meetings. The Compensation Committee held one (1) meeting in which all members were present and the Nominating Committee held one (1) meeting in which all members were present. Two
(2) meetings were held via unanimous consent. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal meetings with management, offering advice and suggestions on a broad range of corporate matters.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND CHANGES IN CONTROL

         The following table sets forth certain information regarding shares of common stock beneficially owned as of March 26, 1999 by (i) each person or group, known to the Company, who beneficially owns more than 5% of the common stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 24,899,702 shares outstanding on March 26, 1999 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                 Name and Address of   Amount and Nature of
Title of Class    Beneficial Owner       Beneficial Owner     Percent of Class
--------------    ----------------       ----------------     ----------------
   Common         Francis Choi (1)           7,301,587              27.8%
                  Hong Kong, China

   Common           Linda Lee (2)            1,466,147               5.6%
                  Hong Kong, China

(1) Mr. Choi is a citizen of Hong Kong, China. Mr. Choi holds 7,301,587 common shares.

(2) Ms. Lee is a citizen of Hong Kong, China and a prior director of the Company. Ms. Lee holds 1,466,147 common shares.

                        SECURITY OWNERSHIP OF MANAGEMENT

                      Name and Address of       Amount and Nature of  Percent of
Title of Class         Beneficial Owner           Beneficial Owner       Class
--------------         ----------------           ----------------       -----

    Common          Neil Reithinger (1)(8)             244,900            (2)
                        Scottsdale, AZ

    Common          Karl H. Rullich (3)(8)             657,000           2.5%
                        Scottsdale, AZ

    Common             Glen Holt (4)(8)                337,500           1.3%
                          Encino, CA

    Common          Dr. Michael Shapiro (5)            222,500            (2)
                          Madison, WI

    Common       Dr. Denise Forte-Pathroff (6)          70,500            (2)
                         Bismarck, ND

    Common          Dr. David M. Franey (7)             64,500            (2)
                        Scottsdale, AZ

    Common        All Officers and Directors         1,596,900           6.1%
                     as a Group (1) - (7)

(1) Mr. Reithinger is the Company's Chairman of the Board, President and Chief Executive Officer. He holds 124,900 common shares, an option, granted January 29, 1997, which expires January 29, 2007 to purchase 20,000 common shares at $0.42 per share and an option, granted February 26, 1998, which expires February 26, 2008 to purchase 100,000 common shares at $0.13 per share. Members of Mr. Reithinger's immediate family hold approximately an additional 325,000 common shares for which Mr. Reithinger disclaims all beneficial interest and control.

(2)  Less than one percent

(3) Mr. Rullich is Vice-President, Secretary and a Director of the Company. Mr. Rullich beneficially owns 530,000 shares, 505,000 shares of which are owned in joint tenancy with his wife, Florence Rullich. He also holds an option, granted January 29, 1997, which expires January 29, 2007, to purchase 25,000 common shares at $0.42 per share and an option, granted February 26, 1998, which expires February 26, 2008 to purchase 100,000 common shares at $0.13 per share.

(4) Mr. Holt directly owns 125,000 common shares. He also beneficially owns 150,000 common shares held by his wife, Annette Funicello. He holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share.

(5) Dr. Shapiro directly owns 160,000 common shares. He holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share.

(6) Dr. Forte-Pathroff directly owns 8,000 common shares. She holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share.

(7) Dr. Franey directly owns 2,000 common shares. He holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share.

(8)  Director

CHANGES IN CONTROL

         As previously disclosed under Item 11 - "Changes in Control" of the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1997 and 1996 and on Form 8-K filed May 28, 1998, on April 11, 1997, the Company issued 1,466,147 shares of Common Stock and 800,000 shares of Class "B"
Preferred Stock to Linda Lee, a citizen of Hong Kong, China, in a private placement in exchange for $800,000 cash. Hong Kong investor Francis Choi, or Choi Chee Ming, is a relative of Ms. Lee and the beneficial owner of the 1,466,147 shares of Common Stock and the 800,000 shares of Preferred Stock.

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

         On May 12, 1998, Mr. Choi, as beneficial owner of the shares held in the name of Ms. Lee, confirmed to the Company his intention to convert the 920,000 shares of Class "C" Preferred Stock to shares of Common Stock and thereafter tendered the certificates for conversion. According to the conversion rights of the Class "C" Preferred Shares, and based upon an average share price of $0.126 per share of the Company's Common Stock prior to May 8, 1998, Mr. Choi received 7,301,587 shares of Common Stock upon conversion. The restrictive legend placed on the shares states that the shares are subject to resale restrictions and may be resold only pursuant to a registration statement or in reliance upon a valid exemption from registration. After the conversion, including Ms. Lee, Mr. Choi now beneficially owns 8,767,737 or 35.21% of the Company's resultant 24,899,702 issued and outstanding shares of Common Stock.

         The Company knows of no arrangements or understandings between Mr. Choi and Ms. Lee with respect to election of directors. No special arrangements exist between the Company or its Management and Mr. Choi or Ms. Lee with respect to election of directors.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                                                                    Method of
Exhibit Number    Exhibit Name                                        Filing
--------------    ------------                                        ------
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

    4.1           Specimen Common Stock Certificate                    ***

    4.2           Description of Common Stock                          ****

    4.3           Specimen Preferred Stock Certificate                 *****

    4.4           Conditions of Preferred Certificate                  ******

    4.5           Certificates Describing Rights and Restrictions      *******
                  of Class "A", "B" and "C" Preferred Shares as filed with the Secretary of State of Nevada on July 18, 1997.

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

***** Incorporated by reference to Exhibit 4.3 of annual report on Form 10-KSB (file no. 33- 10236) filed on April 18, 1997.

****** Incorporated by reference to Exhibit 4.4 of annual report on Form 10-KSB (file no. 33- 10236) filed on April 18, 1997.

******* Incorporated by reference to Exhibit 4.5 of annual report on Form 10-KSB (file no. 33- 10236) filed on March 30, 1998.

         (b) Reports on Form 8-K

             (i) On February 25, 1998, the Company filed a Current Report on Form 8-K regarding Mr. Turner's resignation as a director of the Company.

             (ii) On May 28, 1998, the Company filed a Current Report on Form 8-K regarding Mr. Choi's conversion, as beneficial owner, of Ms. Lee's 920,000 Class "C" Preferred Shares to 7,301,587 common shares.

             (iii) On October 16, 1998, the Company filed a Current Report on Form 8-K regarding a settlement agreement with St. Anthony's Parish of Somerville, Massachusetts.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  March 24, 1999                  /s/  Neil Reithinger
Baywood International, Inc.             --------------------------------
                                        Neil Reithinger
                                        Chairman of the Board, President
                                        & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                         Title


/s/ Neil Reithinger               Chairman of the Board,              03/24/99
------------------------------    President &
Neil Reithinger                   Chief Executive Officer


/s/ Karl H. Rullich               Vice-President, Secretary           03/24/99
------------------------------    and Director
Karl H. Rullich

/s/ Glen Holt
------------------------------    Director                            03/31/99
Glen Holt


/s/ Dr. Michael Shapiro           Director                            03/25/99
------------------------------
Dr. Michael Shapiro


/s/ Dr. Denise Forte-Pathroff     Director                            03/25/99
------------------------------
Dr. Denise Forte-Pathroff


/s/ Dr. David M. Franey           Director                            03/26/99
------------------------------
Dr. David M. Franey

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 1998 and 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
REPORT OF INDEPENDENT AUDITORS                                          26

BALANCE SHEET AS OF DECEMBER 31, 1998                                   27

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  DECEMBER 31, 1998 AND 1997                                            28

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS
  ENDED DECEMBER 31, 1998 AND 1997                                      29

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 1998 AND 1997                                            30

NOTES TO FINANCIAL STATEMENTS                                         31 - 41

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS                         42

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of Baywood International, Inc.:


         We have audited the accompanying balance sheet of Baywood International, Inc. as of December 31, 1998 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion,  the  financial  statements  referred to above  present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 1998, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses, primarily due to the loss of its single largest customer, and had a net working capital deficiency of $256,107 at December 31, 1998. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital nor that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying SCHEDULE II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information contained in the accompanying SCHEDULE II
- Valuation and Qualifying Accounts has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole


 /s/  King, Weber & Associates, P.C.


Tempe, Arizona
March 22, 1999

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                             As of December 31, 1998

                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                             $    40,869
   Accounts receivable (net of allowance of $15,635)                      2,171
   Inventories                                                           66,103
   Prepaid expenses and other current assets                             20,779
                                                                    -----------
     Total current assets                                               129,922
                                                                    -----------

OTHER ASSETS
  Investment in Baywood Nutritionals, S.A.                               40,028
  Investment in BII Acquisition Company                                  75,000
                                                                    -----------
     Total other assets                                                 115,028
                                                                    ===========
       Total assets                                                 $   244,950
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $   189,971
  Sales commissions payable                                                 363
  Accrued liabilities                                                    81,460
  Notes Payable                                                         114,235
                                                                    -----------
     Total current liabilities                                          386,029
                                                                    -----------

NOTES PAYABLE - long-term portion                                        75,000
                                                                    -----------

     Total liabilities                                                  461,029
                                                                    -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value, convertible
    10,000,000 shares authorized
    Class A, 35,000 shares issued, aggregate
    liquidation preference of $35,000                                    35,000
  Common stock, $.001 par value, 50,000,000
    shares authorized, 24,899,702 shares
    issued and outstanding                                               24,900
  Additional paid-in capital                                          6,326,737
  Accumulated deficit                                                (6,602,716)
                                                                    -----------
     Total stockholders' deficit                                       (216,079)
                                                                    ===========
       Total liabilities and stockholders' deficit                  $   244,950
                                                                    ===========

                 See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                                      Year ended December 31,
                                                       1998             1997
                                                   ------------    ------------
NET SALES                                          $    809,899    $  3,234,056

COST OF SALES                                           483,021       2,029,077
                                                   ------------    ------------
      Gross profit                                      326,878       1,204,979
                                                   ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
 Marketing expenses                                     457,828         433,747
 General and administrative expenses                    445,584         865,902
 Depreciation and amortization                           15,602          49,939
                                                   ------------    ------------
       Total selling, general and
         administrative expenses                        919,014       1,349,588
                                                   ------------    ------------
             Operating loss                            (592,136)       (144,609)
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
 Interest income                                         17,718          16,914
 Miscellaneous expense                                       --         (38,853)
 Miscellaneous income                                     1,601           9,288
 Interest expense                                        (2,780)             --
 Settlement Expense                                    (192,761)             --
 Write-off of Intangibles                              (164,186)             --
 Equity in Net Loss of Investee                         (19,972)             --
                                                   ------------    ------------
       Total other expense                             (360,380)        (12,651)
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                               (952,516)       (157,260)

INCOME TAX PROVISION                                   (150,000)             --
                                                   ------------    ------------

NET LOSS                                           $ (1,102,516)   $   (157,260)
                                                   ============    ============

NET LOSS PER COMMON SHARE                          $      (0.05)   $      (0.02)
                                                   ============    ============

DILUTED NET LOSS PER COMMON SHARE                  $         --    $         --
                                                   ============    ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING        21,888,917      17,498,115
                                                   ============    ============

                 See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                    Preferred Stock            Common Stock
                                   Shares      Amount       Shares     Amount
                                   ------      ------       ------     ------

BALANCE, DECEMBER 31, 1996          35,000  $   35,000    17,593,115   $17,593

 Recognition of preferred stock
  in connection with claim         100,000     100,000

 Retirement of Treasury Stock                                (95,000)      (95)

 Reclass of Redeemable
  Preferred Stock                  800,000     800,000

 Issuance of Preferred
  Stock Dividend                   120,000     120,000

 Net Loss
                                 ---------  ----------    ----------   -------
BALANCE, DECEMBER 31, 1997       1,055,000  $1,055,000    17,498,115   $17,498
                                 ---------  ----------    ----------   -------

 Conversion of Preferred Stock    (920,000)   (920,000)    7,301,587     7,302

 Conversion of Preferred Stock    (100,000)   (100,000)      100,000   $   100

 Net Loss
                                 ---------  ----------    ----------   -------
BALANCE, DECEMBER 31, 1998          35,000  $   35,000    24,899,702   $24,900
                                 ---------  ----------    ----------   -------

                               Additional
                                Paid-in       Treasury   Accumulated
                                Capital        Stock       Deficit       Total
                                -------        -----       -------       -----

BALANCE, DECEMBER 31, 1996     $5,510,144   $   (96,100) $(5,222,939)  $  243,698

Recognition of preferred stock
 in connection with claim        (100,000)

Retirement of Treasury Stock      (96,005)       96,100

Reclass of Redeemable
 Preferred Stock                                             800,000      800,000

Issuance of Preferred
 Stock Dividend                                             (120,000)

Net Loss                                                    (157,260)    (157,260)
                               ----------   -----------  -----------  -----------
BALANCE, DECEMBER 31, 1997     $5,314,139   $        --  $(5,500,200) $   886,437
                               ----------   -----------  -----------  -----------

Conversion of Preferred Stock     912,698            --           --

Conversion of Preferred Stock      99,900

Net Loss                                     (1,102,516)               (1,102,516)
                               ----------   -----------  -----------  -----------
BALANCE, DECEMBER 31, 1998     $6,326,737   $        --  $(6,602,716) $  (216,079)
                               ----------   -----------  -----------  -----------

                 See accompanying notes to financial statements

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                        Year ended December 31,
                                                         1998          1997
                                                       --------      --------
OPERATING ACTIVITIES:
 Net loss                                            $(1,102,516)   $(157,260)
 Adjustments to reconcile net loss to cash used
  by operating activities:
   Depreciation and amortization                          15,602       49,939
   Gain on sale of equipment                                  --       (1,292)
   Allowance on note and interest receivable                  --       81,073
   Write-off of intangibles                              164,186
   Deferred payments on legal settlements                169,768           --
   Deferred income taxes                                 150,000           --
   Equity in loss of investee                             19,972
 Changes in assets and liabilities:
   Decrease in accounts receivable                       272,279      229,376
   (Increase) decrease in inventory                      (43,712)      57,126
   (Increase) in prepaid expenses                           (155)     (11,474)
   (Decrease) in accounts payable and
     accrued liabilities                                (157,928)    (349,534)
                                                     -----------    ---------
      Net cash used by operating activities             (512,504)    (102,046)
                                                     -----------    ---------
INVESTING ACTIVITIES:
 Investment in Baywood Nutritionals, S.A                 (60,000)          --
 Investment in BII Acquisition Company                   (75,000)          --
 Proceeds on sale of computers and equipment                  --        2,000
                                                     -----------    ---------
      Net cash (used) provided by
       investing activities                             (135,000)       2,000
                                                     -----------    ---------
FINANCING ACTIVITIES:
 Proceeds from notes payable                              75,000           --
 Principal payments on notes payable                     (55,533)          --
                                                     -----------    ---------
     Net cash provided by financing activities            19,467           --
                                                     -----------    ---------

CASH AND EQUIVALENTS USED DURING YEAR                   (628,037)    (100,046)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                  668,906      768,952
                                                     ===========    =========
CASH AND EQUIVALENTS, END OF YEAR                    $    40,869    $ 668,906
                                                     ===========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                         $     2,181    $      --
    Income taxes                                     $        50    $  10,174

NONCASH INVESTING AND FINANCING ACTIVITIES:
 Issuance of preferred stock dividend                $        --    $ 120,000
 Notes payable issued in connection with
  legal settlements                                  $   169,788    $      --
 Payment of trade payable through disposal
  of equipment                                       $        --    $   3,000
 Class B redeemable preferred stock converted
  to Class C preferred stock                         $        --    $ 800,000

                 See accompanying notes to financial statements

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

         Baywood International, Inc. (the "Company"), develops, markets and distributes nutritional supplements. Since its inception, the Company had directed most of its sales efforts toward international markets and had established either distribution or registration of its products into certain Pacific Rim and European Countries. Prior to 1998, the Company's product line had not been expanded in order to capture the domestic market. As a result, the Company relied on the continued distribution of one main product, Aloe Minerals Plus(TM), to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases of Aloe Minerals Plus(TM) which caused a dramatic decrease in the Company's sales for 1998.

         The Company had not developed any market for its products prior to 1998 in the United States. Throughout 1998, the Company developed a new line of nutritional supplements and implemented strategies to establish marketing and distribution into health food stores. At this time, the Company is continually exploring the international market, but has focused on strengthening the domestic marketing and sales of its new branded product line in the United States.

         The Company's primary objective is to become a recognized leader in the provision of natural products that are based on natural compounds. The Company's potential for growth at this time involves developing niche product lines that can be marketed and sold into niche distribution channels. Niche product lines include but are not limited to vitamins, minerals, herbs, nutraceuticals and herbal teas. Niche distribution channels include retail in health food and grocery and drug chains, mail order and physician distribution. The Company's current product lines include nutraceutical products with current distribution into health food retail in the United States. Through consistent active involvement in the trends that affect the natural products industry, the Company creates or improves products to fit market needs.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had negative working capital of $256,107 at December 31, 1998. The Company has had material operating losses and has had to rely on borrowings from officers to meet operating obligations. The Company experienced the loss of its primary customer that was responsible for generating approximately 95% of the Company's revenue in the years ended December 31, 1998 and 1997. The ability to generate future revenue from this customer is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Revenue is recognized when the product is shipped. Historically the majority of the product is shipped to the customer directly from the Company's suppliers and manufacturers. Payments from customers prior to shipment are recorded as customer deposits. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. Sales returns historically have not been significant.

PROPERTY, EQUIPMENT AND DEPRECIATION

         Furniture, fixtures, computers and equipment are depreciated using the straight-line method over their estimated useful lives of five years. All property and equipment, with a gross cost of $95,379, was fully depreciated at December 31, 1998. Depreciation expense for the years ended December 31, 1998 and 1997 was $15,602 and $18,959, respectively.

CASH AND EQUIVALENTS

         The Company considers cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

INVENTORIES

         Inventories consist of finished product, packaging and labelling materials and are recorded at the lower of cost or market on a first-in, first-out basis.

STOCK-BASED COMPENSATION

         Statements of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in Note 10.

INCOME TAXES

         The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109 ("SFAS 109"), ACCOUNTING FOR INCOME TAXES. Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

LOSS PER SHARE

         Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. In 1998, the Company adopted SFAS No. 128 EARNINGS PER SHARE the effect of such was not material.

ADVERTISING EXPENSES

         The Company expenses advertising costs as incurred. Advertising expense totaled approximately $198,000 and $61,000 for the years ended December 31, 1998 and 1997, respectively, and is included in marketing expenses in the accompanying financial statements.

USE OF ESTIMATES

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

FINANCIAL INSTRUMENTS

         Financial instruments consist primarily of cash, accounts receivable, investments in closely held entities and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable notes payable and accrued expenses approximate fair value because of the short term maturity of those instruments. The Company has not determined the fair value of its investments due to the lack of marketability and liquidity of those investments.

INVESTMENTS

         The Company accounts for its approximately 41% interest in Baywood Nutritionals, S.A. using the equity method. The Company accounts for its approximately 15% interest BII Acquisition Company using the cost method.

FOREIGN CURRENCY TRANSLATION

         The functional currency of the Company's investee, Baywood Nutritionals S.A. ("BNSA") is the Chilean peso. The entity was formed and began operations in Chile in the year ended December 31, 1998. Assets and liabilities of BNSA are denominated in Chilean pesos. The Company's investment is translated to U.S. dollars at the exchange rate existing at the balance sheet date. The cumulative translation adjustment at December 31, 1998 was insignificant. Revenues, cost and expenses denominated in Chilean pesos used to determine the Company's equity in the loss of BNSA are translated at the weighted average exchange rate for the period.

NOTE 3 - LOSS PER SHARE

         Convertible preferred stock and outstanding options were not considered in the calculation for diluted earnings per share for the year ended December 31, 1998 and 1997 because the effect of their inclusion would be antidilutive.

                                                1998                             1997
                                                ----                             ----
                                                            Per                             Per
                                    Loss       Shares      Share     Income      Shares    Share
                                    ----       ------      -----     ------      ------    -----
Net Income (Loss)               $(1,102,516)                       $(157,260)
Preferred stock dividends                                           (120,000)

BASIC EARNINGS PER SHARE

Loss available to common
stockholders                    $(1,102,516)  21,888,917  $(0.05)  $(277,260)  17,498,115  $(0.02)

Effect of dilutive securities       N/A                                  N/A

   DILUTED EARNINGS PER SHARE       N/A                                  N/A

         Preferred stock convertible to 35,000 shares of common stock and options to purchase 1,405,000 shares of common stock were outstanding at December 31, 1998. Preferred stock convertible to 1,055,000 shares of common stock and options to purchase 1,755,000 shares of common stock were outstanding at December 31, 1997. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Note 4 - INVESTMENTS

         During the year ended December 31, 1998, the Company entered into an agreement with a third party to jointly form a new entity for the purpose of seeking and making acquisitions of other entities with synergistic operations. The Company invested $75,000 cash for a 15% interest in the newly formed entity, BII Acquisition Company ("BII"). Under the agreement with the third party, the Company will have the opportunity to obtain an additional 10% interest of BII Acquisition Company by entering into a management agreement with BII when operations commence. Also, the Company will have additional opportunities to acquire a controlling interest in BII. As of December 31, 1998, BII has had no material operations as the parties jointly investigate acquisition opportunities. The Company accounts for its investment in BII under the cost method. In connection with the agreement, the Company is committed to issuing 791,557 shares of common stock to the third party.

         Also during the year ended December 31, 1998, the Company acquired an interest of 41% in Baywood Nutritionals, S.A. ("BNSA"). BNSA was formed to market and distribute the Company's products in Chile. The investment is accounted for under the equity method. The functional currency of the BNSA is the Chilean peso.

         The Company invested cash of $60,000 in BNSA as part of the initial capitalization. There is no commitment for the Company to provide additional capital to BNSA. The Company intends to begin sales to BNSA in 1999.

         The following is unaudited summary financial information of BNSA, translated to U.S. dollars, as of and for the period ended December 31, 1998:

         Total Assets                        $  42,228

         Total Liabilities                   $   1,367

         Revenue                             $       0

         Net Loss                            $ (49,071)

         Equity Interest                          40.7%

         Equity in Net Loss                  $ (19,972)

Note 5 - PREFERRED STOCK

         The Company has issued three classes of preferred stock with differing features and privileges. The first series, Class A preferred stock ($1 par value, 35,000 shares issued and outstanding at December 31, 1998) is convertible by the holder at any time into common stock on the basis of one share of preferred for one share of common stock. The preferred shares have a preference in liquidation of up to $1.00 per share. The preferred shares are non-voting and have no stated dividend preferences or rights. The holder of 100,000 shares of the Class A preferred shares converted those shares to 100,000 shares of common stock at $1 per share during the year ended December 31, 1998.

         The 920,000 shares of Class C preferred shares issued and outstanding at December 31, 1997 were converted to common stock in 1998. The Class C $1 par value preferred shares included conversion rights, at the option of the single holder, of one share of common per one share of preferred if the average price of the Company's common stock for the three month period prior to May 8, 1998 was greater than $1.00. If that average price was less than $1.00, the conversion rate was equal to the number of common shares resulting from dividing $920,000 by that average price. Based on the three month average price for the period up to May 8, 1998, of $0.126 per share, the number of common shares issued upon conversion was 7,301,587. The Class C preferred shares also have par value liquidation preferences, dividend preferences and no voting rights.

         All of the issued Class B and Class C preferred have been converted to common stock. The Board of Directors may determine any preferences and features for the unissued shares of preferred stock as they are issued in the future. The total authorization for all classes of preferred stock is 10,000,000 shares.

Note 6 - RELATED PARTY TRANSACTIONS

         The Company contracted for freight services with a company in which the Company's former Chairman of Board, President and Chief Executive Officer is a stockholder and director. The Company paid $104,737 to this related entity during the year ended December 31, 1997. The Company did not utilize this company for any freight services in the year ended December 31, 1998.

         The Company borrowed $75,000 from one of its officers and directors in the year ended December 31, 1998 (Note 12).

Note 7 - LEASE OBLIGATIONS

         The Company leases its offices and warehouse under an operating lease that expires on July 31, 2000. Future minimum annual lease obligations for the remaining term of the lease are as follows:

                December 31:
                ------------
                    1999                $ 40,903
                    2000                  24,542
                                        --------
                                        $ 65,445

         Rent expense was $49,000 and $61,000 for the years ended December 31, 1998 and 1997, respectively.

Note 8 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

         The Company's revenue was generated from sales concentrated with one primary customer. The Company's product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. During 1998, the Company's sales to its primary customer ceased due to certain regulatory matters the customer had encountered in China. Due to these matters, continued revenue from the Chinese customer is uncertain. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

GROSS REVENUES
                                            1998           1997
                                            ----           ----
Nutritional and Dietary Supplements:

    United States                         $  4,805      $   52,872
    China                                  772,640       3,019,162
    Other
                                            32,454         159,419
                                          --------      ----------
                    Total                  809,899       3,231,453
                                          --------      ----------

    Skin Care Products:
    United States                               --           1,415
    China                                       --              --
    Other                                       --           1,188
                                          --------      ----------
                    Total                       --           2,603
                                          --------      ----------
       Total Revenue                      $809,899      $3,234,056
                                          ========      ==========

Note 9 - CREDIT RISK AND OTHER CONCENTRATIONS

         The majority of the Company's sales were comprised of one particular product to one particular customer in China. This major customer accounted for 93.2% and 93.4% of total net sales for the years ended December 31, 1998 and 1997, respectively. During 1998, this Chinese customer encountered regulatory difficulties in China. Due to the Chinese government restricting the customer's distribution methods, sales to this customer ceased after the first quarter of 1998. The ability of the Company to generate future revenue from this customer is uncertain.

         From time to time, the Company's bank balances exceed federally insured limits. At December 31, 1998, the Company's balance did not exceed insured limits.

         The Company receives virtually all of its products from two vendors. Management believes alternative sources are available if required.

Note 10 - STOCKHOLDERS' EQUITY

         The Company issues stock options from time to time to executives and key employees. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                1998           1997
                                                ----           ----
         Net Loss - as reported             $(1,102,516)    $(157,260)
         Net Loss - pro forma               $(1,137,416)    $(190,473)
         Loss per share - as reported       $     (0.05)    $   (0.02)
         Loss per share - pro forma         $     (0.05)    $   (0.02)

         Under the provisions of SFAS No. 123, the number of fully vested options granted of 850,000 for the year ended December 31, 1998 and 55,000 fully vested options plus 41,000 proportionately vested options for the year ended December 31, 1997 were used to determine net earnings and earnings per share under a pro forma basis.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following assumptions for years ended December 31:

                                                1998           1997
                                                ----           ----
         Dividend yield                         None             None
         Volatility                            0.998            0.927
         Risk free interest rate                5.25%            5.69%
         Expected asset life                 4 years          5 years

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

         Under a Board of Directors resolution, options for 250,000 shares of the Company's common stock were approved for members of the Board of Directors. All 250,000 options were granted in the year ended December 31, 1998. The options were granted at an exercise price of $0.06 per share, the fair market value of the underlying shares on the date of grant. The options expire ten years from date of grant.

         As part of the settlement with the Company's former Chairman (Note 13), the Company granted options to purchase 400,000 of the Company's common stock to this individual. The exercise price of the options is $0.25 per share and expire in December 1999.

         In 1995, as an inducement to convert notes payable to common stock, the Company issued options to purchase 500,000 shares of the Company's common stock at $1.00 per share. The options expire on May 3, 2000. The exercise price approximated the closing prices of the Company's common stock at the time the options were granted.

         The summary of activity for the Company's stock options is presented below:

                                                               Weighted                  Weighted
                                                               Average                   Average
                                                               Exercise                  Exercise
                                                 1998          Price           1997      Price
                                                 ----          -----           ----      -----
Options outstanding at beginning of year           1,755,000    $ 0.37       1,700,000    $ 0.37
Granted                                              850,000    $ 0.17          55,000    $ 0.42
Exercised                                                  0                         0
Terminated/Expired                                 1,200,000    $ 0.30               0
Options outstanding at end of year                 1,405,000    $ 0.47       1,755,000    $ 0.37
Options exercisable at end of year                 1,405,000    $ 0.45       1,755,000    $ 0.37
Options available for grant at
  end of year                                        245,000                   445,000

Price per share of options outstanding         $0.06 - $1.00             $0.25 - $1.00

Weighted average remaining contractual lives       4.2 years                 2.0 years

Weighted Average fair value of options
  granted during the year                                       $ 0.04                    $ 0.31

Note 11 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax liabilities existed at December 31, 1998.

         Deferred tax assets totaling $2,520,000 were offset by an equal valuation allowance. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $2,452,000 of the deferred tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the write-off of intangibles, allowances on accounts receivable. The Company has federal and state net operating loss carryforwards of $5,822,000 and $5,710,000, respectively, at December 31, 1998. The deferred federal loss carryforwards expire in 2002 through 2018 and state loss carryforwards expire 1999 through 2004.

         Income taxes for years ended December 31:

                                                      1998               1997
                                                      ----               ----
Current Benefit                                    $ 391,204           $ 33,529
Deferred Benefit (Provision)                        (541,204)           (33,529)
                                                   ---------           --------
    Net income tax provision                       $(150,000)          $      0
                                                   =========           ========

         The income tax benefit of $391,204 generated for the year ended December 31, 1998 was offset by an equal increase in the valuation allowance. The total increase in the valuation allowance for the year ended December 31, 1998 was $520,671. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards.

         A  reconciliation  for  the  differences   between  the  effective  and
statutory income tax rates is as follows:

                                         1998                     1997
                                         ----                     ----
Federal statutory rates               $(323,855)   (34)%       $(46,444)   (26)%
State income taxes - net
  of federal benefit                    (57,151)    (6)%         (9,435)    (6)%
Valuation allowance for
  operating loss
  carryforwards                         520,671     55%          43,589     28%
Other                                    10,335      1%           6,290      4%
                                      ---------    ---         --------    ---
Effective rate                        $ 150,000     16%        $      0      0%
                                      =========    ===         ========    ===

Note 12 - DEBT

         Notes payable at December 31, 1998 consisted of the following:

         Note payable to officer.  The note bears
         interest at 15% per annum and is due
         January 31, 2000.  The note is unsecured.                    $  75,000

         Note  payable to plaintiff in  settlement.
         Plaintiff  agreed to accept $100,000 payable
         over a twelve month period through September 1999.
         The scheduled  payments were  discounted  at 10%,
         resulting in an original principal balance of $94,788.
         The note is collateralized by a pledge of
         1,818,783 shares of the Company's common stock.                 64,000

         Note payable to the Company's former Chairman of the
         Board. The note bears  interest  at 10% per annum
         and is  unsecured.  The note  matures March 1999.               50,000
                                                                      ---------
                  Total                                                 189,255

                  Less current portion                                 (114,255)

                  Long-term portion                                   $  75,000
                                                                      =========

         The  Company   borrowed  an  additional   $220,000  from  its  officers
subsequent to December 31, 1998.

         All of the long-term portion is due in the year 2000.

NOTE 13 - LEGAL SETTLEMENTS

         In the year ended December 31, 1998, the Company entered into various agreements with plaintiffs in claims filed against the Company.

         The Company was named as a defendant in a $900,000 claim filed against an entity controlled by its former chairman that related to the transfer to the Company of certain furnishings and equipment by that related entity. Management believed that it was named in the suit only by its association with a former chairman and the Company intended to vigorously defend this claim Management believed it had a strong defense, but due to the probability of incurring material costs associated with defending this case, the Company agreed to settle with the plaintiff. The settlement was for $100,000 cash payable over twelve months through September 30, 1999. Payments under the settlement are collateralized by a pledge of 1,818,783 shares of the Company's common stock.

         A former director and officer filed a demand for arbitration against the Company. The demand sought $210,374 plus interest, attorney's fees and costs for a breach of an employment agreement. The matter was arbitrated in 1998. The Company settled with the former officer for approximately $52,000 in the year ended December 31,1998. The $52,000 amount payable under this settlement at December 31, 1998 is included in accrued liabilities in the accompanying balance sheet. The balance is scheduled to be paid through a series of six payments through May 1999.

         An arbitrator ruled against the Company in a case related to the invalidation of 1,000,000 options allegedly issued to the Company's former chairman. The Company had claimed that the options were issued without proper Board of Directors' approval. The arbitrator awarded the 1,000,000 options to the former chairman. The options were exercisable at $0.25 and they were allowed to expire on January 1, 1998. Also awarded were legal fees presented as $124,338. The Company contested the fees awarded as unreasonable. The matter was ultimately settled by an agreement wherein the Company will pay $75,000 cash and the award of 400,000 options at an exercise price of $0.25 per share. The options expire in December 1999. The balance of the $75,000 cash award remaining at December 31, 1998 was $50,000 and is included in notes payable in the accompanying balance sheet.

         The Company incurred settlement costs, excluding its own legal fees, of $192,761 in the year ended December 31, 1998.

Note 14 - INTANGIBLE ASSETS

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

         The Company evaluates the carrying value of intangible assets based on estimated future cash flows from product sales to which the specific contracts, rights or formulas relate. In the year ended December 31, 1998, the Company determined that these assets were impaired due to the fact the there had been only $2,600 in revenue generated from these skin care products in 1997 and no such revenue in 1998. The Company wrote-off the net balance of these assets of $164,186 in the year ended December 31, 1998. The full amount of the write-off occurred in the fourth quarter.

                          BAYWOOD INTERNATIONAL, INC.
                                  SCHEDULE II
                 Schedule of Valuation and Qualifying Accounts
                               December 31, 1998

                  Additions
 Balance at       Charged to      Charged to                     Balance at
Beginning of        Costs            Other                         End of
    Year           Expenses        Accounts       Deductions        Year
------------      ----------      ----------      ----------     ----------


$   146,891         $     --                      $(146,891)     $       --


$ 1,999,297         $520,671                      $      --      $2,519,968


$    18,840         $     --                      $  (3,205)     $   15,635

    THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE DECEMBER 31, 1998 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY
                     REFERENCE TO SUCH FINANCIAL STATEMENTS