Form 10QSB
period 1999-03-31
BAYWOOD INTERNATIONAL INC
filed 1999-05-17
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


     FOR THE QUARTER ENDED                          COMMISSION FILE NUMBER
     ---------------------                          ----------------------
        March 31, 1999                                      0-22024

                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada
(state or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of March 31, 1999, there were 27,610,042 shares of Baywood International, Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX

                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

         Balance Sheet as of March 31, 1999                                3

         Statements of Operations for the three months ended
         March 31, 1999 and 1998                                           4

         Statements of Cash Flows for the three months ended
         March 31, 1999 and 1998                                           5

         Statement of Information Furnished                                6

    Item 2 - Management's Discussion and Analysis or
             Plan of Operation                                          7-11

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                            12

    Item 2 - Changes in Securities                                        12

    Item 3 - Defaults Upon Senior Securities                              13

    Item 4 - Submission of Matters to a Vote of Security Holders          13

    Item 5 - Other Information                                            13

    Item 6 - Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                15

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                 March 31, 1999


                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                              $    14,858
  Accounts receivable                                                    15,673
  Inventories                                                            61,734
  Prepaid expenses and other current assets                              59,367
                                                                    -----------
      Total current assets                                              151,632
                                                                    -----------
OTHER ASSETS
  Investment in Baywood Nutritionals, S.A                                33,516
  Investment in BII Acquisition Company                                  75,000
                                                                    -----------
      Total other assets                                                108,516
                                                                    -----------
          Total assets                                              $   260,148
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   193,185
  Interest payable                                                        6,088
  Accrued liabilities                                                    54,213
                                                                    -----------
      Total current liabilities                                         253,486
                                                                    -----------

NOTES PAYABLE                                                           348,945
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, $1 par value,
   10,000,000 shares authorized,
   35,000 Class A shares issued and outstanding
   10,000 Class D shares issued and outstanding                          45,000
  Common stock, $.001 par value, 50,000,000
   shares authorized, 25,791,259 shares
   issued and outstanding                                                25,791
  Additional paid-in capital                                          6,403,824
  Accumulated deficit                                                (6,816,898)
                                                                    -----------
      Total stockholders' equity                                          6,662
                                                                    -----------
          Total liabilities and stockholders' equity                $   260,148
                                                                    ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                                    Three Months Ended March 31,
                                                       1999             1998
                                                    -----------     -----------
NET SALES                                           $    37,971     $   754,862

COST OF SALES                                            22,190         446,000
                                                    -----------     -----------
  Gross profit                                           15,781         308,862
                                                    -----------     -----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing expenses                                    123,507         106,990
  General and administrative expenses                    92,846          78,382
  Depreciation and amortization                              --          11,729
                                                    -----------     -----------
      Total selling, general and administrative
        expenses                                        216,353         197,101
                                                    -----------     -----------
          Operating profit (loss)                      (200,572)        111,761
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
  Interest income                                            62           5,220
  Miscellaneous income                                      337              --
  Interest expense                                       (7,498)             --
  Equity in net income (loss) of investee                (6,512)             --
                                                    -----------     -----------
      Total other income                                (13,611)          5,220
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (214,183)        116,981

PROVISION FOR INCOME TAXES                                   --              --
                                                    -----------     -----------

NET INCOME (LOSS)                                   $  (214,183)    $   116,981
                                                    ===========     ===========

NET INCOME (LOSS) PER COMMON SHARE                  $     (0.01)    $      0.01
                                                    ===========     ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE          $        --     $        --
                                                    ===========     ===========
WEIGHTED AVERAGE OF COMMON SHARES
    OUTSTANDING                                      24,952,472      17,498,115
                                                    ===========     ===========

*  less than $.01 per share
**  antidilutive

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                        3 Months Ended March 31,
                                                           1999          1998
                                                        ---------     ---------
OPERATING ACTIVITIES:
 Net income (loss)                                      $(214,183)    $ 116,981
 Adjustments to reconcile net income
   to cash used in operating activities:
    Depreciation and amortization                              --        11,729
    Issuance of common stock for services performed        75,000            --
    Equity in net loss of investee                          6,912            --
 Changes in assets and liabilities:
    (Increase) in accounts receivable                     (13,502)     (233,739)
    Increase in interest payable                            6,088            --
    (Increase) decrease in inventory                        4,369          (994)
    (Increase) decrease in prepaid expenses                (7,001)        2,950
    (Decrease) in accounts payable and accrued
      liabilities                                         (55,983)     (296,984)
                                                        ---------     ---------
        Net cash provided (used) by operating
          activities                                     (198,300)     (400,057)
                                                        ---------     ---------
FINANCING ACTIVITIES:
 Issuance of common and preferred stock for cash           10,000            --
 Fees paid in connection with offering of common
  and preferred stock                                     (10,022)           --
 Proceeds from exercise of stock options                   13,000            --
 Proceeds from notes payable                              233,300            --
 Principal payments on notes payable                      (73,989)           --
                                                        ---------     ---------
        Net cash provided by financing activities         172,289            --
                                                        ---------     ---------
CASH AND EQUIVALENTS
 PROVIDED BY (USED) DURING PERIOD                         (26,011)     (400,057)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                  40,869       668,906
                                                        ---------     ---------

CASH AND EQUIVALENTS, END OF PERIOD                     $  14,858     $ 268,849
                                                        =========     =========
SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest                                             $   1,410     $      --

                           BAYWOOD INTERNATIONAL, INC.

STATEMENT OF INFORMATION FURNISHED

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and the cash flows for the three months ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1998 Annual Report on Form 10-KSB.

                           BAYWOOD INTERNATIONAL, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Since its inception, the Company had directed most of its sales efforts toward international markets and had established either distribution or registration of its products into certain Pacific Rim and European Countries. Prior to 1998, the Company's product line had not been expanded in order to capture the domestic market. As a result, the Company relied on the continued distribution of one main product, Aloe Minerals Plus(TM), to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases of Aloe Minerals Plus(TM) which caused a dramatic decrease in the Company's sales for all of 1998 and the first quarter of 1999.

         The Company had not developed any market for its products prior to 1998 in the United States. Throughout 1998 and through the first quarter of 1999, the Company developed a new line of nutritional supplements and implemented strategies to establish marketing and distribution into health food stores. At this time, the Company is continually exploring the international market, but has focused on strengthening the domestic marketing and sales of its new branded product line in the United States.

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

         The Company pursued and implemented the following fundamental developments during 1998 and the first quarter of 1999 that are considered to be instrumental components toward positioning the Company for long-term growth:

         DEVELOPMENT OF CORPORATE IDENTITY. Historically, Baywood has sustained a minimal level of operational growth based on a few large customers in the Far East that purchased a few basic products. Moreover, Baywood acted as a private labelling company which in effect eradicated brand recognition for the Company's name. Beginning in early 1998, the Company created and implemented a new marketing image and corporate logo. In April 1998, two specific new product developments occurred under a new brand: a line of nutraceutical supplements was added and two separate lines of nutraceutical products were developed for the international market for sports nutrition and for daily essential needs.

         DEVELOPMENT OF NUTRACEUTICALS LINE OF PRODUCTS. The Company's line of nutraceuticals follows the introduction of Beta-s(TM), formulated to maintain healthy cholesterol levels. This new line of products is formulated with what the Company considers the most effective ingredients and dosages to target specific needs and conditions of consumers. The products include sinuS(TM) for

                           BAYWOOD INTERNATIONAL, INC.

soothing sinus support, anti-OX(TM) as an antioxidant for molecular and cellular protection, energy+(TM) for support against fatigue, jointS(TM) for connective tissue and joint support, eyeZ(TM) for support for healthy vision, memorE(TM) for memory and brain support, cardio-V(TM) for healthy cardiovascular support, immune+(TM) for immune system support and moodZ(TM) for natural mood enhancement (please see our web site at www.baywoodinternational.com for more product information). The Company intends to target many other specific nutritional needs of consumers and continually add to this line of nutraceuticals under its new brand label. This line is currently being marketed to health food stores across the United States. In 1999, the Company intends to intensify its marketing efforts in this particular channel and to emphasize its quality and unique brand.

         DEVELOPMENT OF MARKETING AND ADVERTISING CAMPAIGN. The Company is marketing its line of nutraceuticals directly and through wholesale distributors which distribute to health food stores across the United States. To create awareness at the retail and consumer levels, the Company advertises through any number of channels including the distributor's newsletters and catalogs, independent trade and consumer publications, direct mailings to health food stores, radio and cable television.

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

                           BAYWOOD INTERNATIONAL, INC.

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

         The Company has targeted certain acquisitions and is currently in discussions and negotiations with one or more of these targets. The Company may at any time reach an agreement to acquire any number of targets but can provide no assurance that any acquisitions will close within a timely manner or at all.

RESULTS OF OPERATIONS

         Net sales for the three months ended March 31, 1999 were $37,971 compared to net sales of $754,862 for the same period last year, a decrease of $716,891 or 95%. The decrease in net sales for the three months ended March 31, 1999 is entirely due to the ban on network marketing companies in China where the Company's freeze dried aloe vera and mineral drink, Aloe-Minerals Plus(TM), was supplied to one major customer. This major customer is a direct marketing company and accounted for $754,790 of net sales for the three months ended March 31, 1998.

         International sales for the three months ended March 31, 1999 represented 58% of the Company's net sales. The Company is continually focused on building a broader customer base so that its historical reliance on a few major customers is lessened and so that the volatility of sales from quarter to quarter is decreased. This focus on broadening the customer base is accomplished through the introduction of other new products into current distribution channels, the continued support through advertising and promotion of existing products and the acquisition of other companies in the industry that have established lines of complementary products and new areas of distribution. Due to high demand in the industry for nutritional supplements for health and well being both domestically and internationally, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future.

         The Company's gross profit margin for the three months ended March 31, 1999 was 41.6% compared to 41% for the same period last year.

         Selling, general and administrative expenses for the three months ended March 31, 1999 were $216,353 compared to $197,101 for the same period last year, an increase of $19,252. Overall corporate expenditures have decreased compared to the same period last year inclusive of legal fees, bad debt expense and rent. Advertising and new product development expenses, however, increased and were the largest portion of selling, general and administrative expenses for the three month period totalling $46,728.

         Net loss for the three months ended March 31, 1999 was $(214,183) or $(.01) per share compared to net income of $116,981 or $.01 per share for the same period last year.

                           BAYWOOD INTERNATIONAL, INC.

         The Company's reliance on computer information systems is such that it does not anticipate that the "year 2000 problem" will have any material, adverse effect on its financial condition, operation or financial statements. The Company is not aware of any significant problems being encountered by its customers and vendors.

OTHER INFORMATION

         The Company's interest expense was incurred from interest on notes payable to officers of the Company.

         The Company's investment in Baywood Nutritionals, S.A. incurred costs which contributed to a net loss in the equity of the investment in the amount of $6,512.

CAPITAL EXPENDITURES

         During the three months ended March 31, 1999, the Company had not incurred material expenditures for property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company had $120,382 in current assets of which $30,531 or 25.4% was cash and receivables. Total current liabilities for the same period totalled $222,236. This represents a ratio of current assets to current liabilities of .54 at March 31, 1999.

         Management is currently exploring alternatives for raising debt or equity financing in order to properly fund the Company's working capital needs and to significantly increase the Company's sales growth of new products into new distribution channels. Certain officers have funded operations within the first quarter of 1999 through loans to the Company. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. Management intends to pay these deferred salaries in the future when the Company is able to maintain a higher cash balance. It is expected that the Company will require $300,000 to $500,000 in debt or equity financing within the next six to nine months to support its operations.

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

                           BAYWOOD INTERNATIONAL, INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - CHANGES IN SECURITIES

         (b) Description of New Securities

               On February 16, 1999, the Company filed a Certificate of Designation authorizing the issuance of 2,000,000 shares of Class D Redeemable Convertible Preferred Stock with the following redemption and conversion rights:

               At its sole discretion, the Company will either redeem or convert the Class D Stock on or before the first annual anniversary of the date of issuance of each share of Class D Stock, by giving written Notice of Redemption or Notice of Conversion to the Holders. It may redeem or convert in whole or in part, but it must do so pro rata. On Redemption, each share of Class D Stock would receive:

               (1)  $1.00 per share in cash; PLUS

               (2)  12% annual return on $1.00 in cash; PLUS

               (3) an amount of shares of Common Stock equal to 18% annual return times $1.00 divided by the average 20-day closing market price for the Common Stock immediately before the Date of Redemption; PLUS

               (4) an amount of Common Stock Purchase Warrants covering the same number of shares of Common Stock as are issuable upon redemption, exercisable for 24 months at 150% of the same 20-day average closing market price before Date of Redemption.

                    On Conversion, each share of Class D Stock would receive:

               (1) that number of shares of Common Stock equal to $1 divided by .85 times the 20-day closing market price for the Common Stock; PLUS

               (2) the number of shares of Common Stock equal to $1 times 30% annual return on $1.00 divided by 85% of the same average 20-day closing market price of the Common Stock; PLUS

               (3) an amount of Common Stock Purchase Warrants covering the same number of shares of Common Stock issuable upon Conversion, exercisable for 24 months at 150% of the 20-day average market close before the Date of Conversion.

                    To date, the Company has issued 10,000 shares of this class of stock.

                           BAYWOOD INTERNATIONAL, INC.

               (c)  Sale of Unregistered Securities

                    During the first quarter of 1999, the Company sold 10,000 shares of Class D Redeemable Convertible Preferred Stock to James L. Henry for $10,000 in a private transaction under
                    Section 4(2) and 4(6) of the Securities Act.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

          Exhibit Number           Exhibit Name             Method of Filing
          --------------           ------------             ----------------

               3.1    Articles of Incorporation, as amended        *

               3.2    By-Laws                                      **

               4.1    Specimen Common Stock Certificate            ***

               4.2    Description of Common Stock                  ****

               4.3    Certificates of Designation for              *****
                      Preferred Shares

               4.4    Certificates of Designation for Class        Exhibit filed
                      D Redeemable Convertible Preferred Stock     herewith

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


BAYWOOD INTERNATIONAL, INC.
(Registrant)




By: /s/ Neil Reithinger                                       Date: May 14, 1999
   ---------------------------------------
   Neil Reithinger
   Chairman of the Board, President, C.E.O.
   and Principal Accounting Officer