Form 10QSB
period 1999-06-30
BAYWOOD INTERNATIONAL INC
filed 1999-08-16
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
---------------------                                     ----------------------
    June 30, 1999                                                 0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                      77-0125664
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

As of June 30, 1999, there were 25,791,259 shares of Baywood International, Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

             Balance Sheet as of June 30, 1999                                3

             Statements of Operations for the three and six months
             ended June 30, 1999 and 1998                                     4

             Statements of Cash Flows for the three and six months
             ended June 30, 1999 and 1998                                     5

             Statement of Information Furnished                               6

    Item 2 - Management's Discussion and Analysis or Plan of Operation      7-9

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                               11

    Item 2 - Changes in Securities                                           11

    Item 3 - Defaults Upon Senior Securities                                 11

    Item 4 - Submission of Matters to a Vote of Security Holders             11

    Item 5 - Other Information                                               11

    Item 6 - Exhibits and Reports on Form 8-K                                11

    SIGNATURES                                                               13

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  June 30, 1999


                                     ASSETS

CURRENT ASSETS
  Cash and equivalents                                              $    41,498
  Accounts receivable                                                    14,192
  Inventories                                                            52,333
  Prepaid expenses and other current assets                              39,742
                                                                    -----------
        Total current assets                                            147,765
                                                                    -----------

OTHER ASSETS
  Investment in Baywood Nutritionals, S.A                                20,378
  Investment in BII Acquisition Company                                  75,000
  Note receivable - related party                                         5,000
                                                                    -----------
        Total other assets                                              100,378
                                                                    -----------
              Total assets                                          $   248,143
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $   173,823
  Interest payable                                                       23,711
  Accrued liabilities                                                    65,140
                                                                    -----------
        Total current liabilities                                       262,674
                                                                    -----------

NOTES PAYABLE                                                           532,261
                                                                    -----------

STOCKHOLDERS' DEFICIT
  Preferred Stock, $1 par value,
   10,000,000 shares authorized,
   35,000 Class A shares issued and outstanding                          35,000
   20,000 Class D shares issued and outstanding                          20,000
  Common stock, $.001 par value, 50,000,000
   shares authorized, 25,791,259 shares
   issued and outstanding                                                25,791
  Additional paid-in capital                                          6,401,824
  Accumulated deficit                                                (7,029,407)
                                                                    -----------
        Total stockholders' deficit                                    (546,792)
                                                                    ===========
              Total liabilities and stockholders' deficit           $   248,143
                                                                    ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                   Three Months Ended June 30,      Six Months Ended June 30,
                                   --------------------------      --------------------------
                                      1999            1998            1999            1998
                                   -----------    -----------      -----------    -----------
NET SALES                          $    12,682    $     7,466      $    50,653    $   762,328

COST OF SALES                            7,160          3,522           29,350        449,522
                                   -----------    -----------      -----------    -----------

  Gross profit                           5,522          3,944           21,303        312,806
                                   -----------    -----------      -----------    -----------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
 Marketing expenses                     99,224         86,000          222,731        192,991
 General and administrative
  expenses                              95,211        133,751          188,056        212,133
 Depreciation and amortization              --         11,730               --         23,459
                                   -----------    -----------      -----------    -----------
   Total selling, general and
    administrative expenses            194,435        231,481          410,787        428,583
                                   -----------    -----------      -----------    -----------
     Operating loss                   (188,913)      (227,537)        (389,484)      (115,777)
                                   -----------    -----------      -----------    -----------

OTHER INCOME (EXPENSE):
 Interest income                           126          7,553              188         12,648
 Miscellaneous expense                    (345)            --             (345)            --
 Miscellaneous income                    8,200          1,253            8,537          1,379
 Interest expense                      (18,439)            --          (25,937)            --
 Equity in net loss of investee        (13,138)            --          (19,650)            --
                                   -----------    -----------      -----------    -----------
   Total other income (expense)        (23,596)         8,806          (37,207)        14,027
                                   -----------    -----------      -----------    -----------

LOSS BEFORE INCOME TAXES              (212,509)      (218,731)        (426,691)      (101,750)

PROVISION FOR INCOME TAXES                  --             --               --             --
                                   -----------    -----------      -----------    -----------

NET LOSS                           $  (212,509)   $  (218,731)     $  (426,691)   $  (101,750)
                                   ===========    ===========      ===========    ===========

NET LOSS PER COMMON SHARE          $     (0.01)   $      0.01      $     (0.02)   $         *
                                   ===========    ===========      ===========    ===========

DILUTED NET LOSS PER COMMON
SHARE                              $        **    $         *      $        **    $         *
                                   ===========    ===========      ===========    ===========
WEIGHTED AVERAGE OF COMMON
 SHARES OUTSTANDING                 25,791,259     20,143,728       25,374,183     18,828,230
                                   ===========    ===========      ===========    ===========

*   less than $.01 per share
**  antidilutive

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                Three Months Ended June 30,  Six Months Ended June 30,
                                                --------------------------  -------------------------
                                                   1999           1998          1999          1998
                                                --------        --------      --------      --------
OPERATING ACTIVITIES:
 Net loss                                       $(212,509)     $ (218,731)   $(413,553)    $ (101,750)
 Adjustments to reconcile net income
   to cash used in operating activities:
     Depreciation and amortization                     --          11,730           --         23,459
     Issuance of common stock for services
      performed                                        --              --       75,000             --
     Equity in net loss of investee                13,138              --        6,512             --
   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable     1,481         507,092      (12,021)       273,353
     (Increase) in notes receivable                (5,000)             --       (5,000)            --
     Increase in interest payable                  17,623             853       23,711             --
     (Increase) decrease in inventory               9,401           5,500       13,770           (141)
     (Increase) decrease in prepaid expenses       19,625              --      (18,626)         8,450
     Increase in customer deposits                     --           4,195           --          4,195
     (Decrease) in accounts payable and
       accrued liabilities                         (8,435)        (25,249)     (33,168)      (322,233)
                                                ---------      ----------    ---------     ----------
      Net cash provided (used) by operating
       activities                                (164,676)        285,390     (363,375)      (114,667)
                                                ---------      ----------    ---------     ----------

FINANCING ACTIVITIES:
 Issuance of common and preferred stock
   for cash                                        10,000              --       20,000             --
 Fees paid in connection with offering of
  preferred stock                                  (2,000)             --      (12,022)            --
 Proceeds from exercise of stock options               --              --       13,000             --
 Proceeds from notes payable                      207,500              --      440,800             --
 Principal payments on notes payable              (24,184)             --      (97,774)            --
                                                ---------      ----------    ---------     ----------
      Net cash provided by financing
        activities                                191,316              --      364,004             --
                                                ---------      ----------    ---------     ----------

CASH AND EQUIVALENTS
  PROVIDED BY (USED) DURING PERIOD                 26,640         285,390          629       (114,667)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD          14,858         268,849       40,869        668,906
                                                =========      ==========    =========     ==========
CASH AND EQUIVALENTS, END OF PERIOD             $  41,498      $  554,239    $  41,498     $  554,239
                                                =========      ==========    =========     ==========

SUPPLEMENTAL DISCLOSURES AND
 CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                     $   2,226      $       --    $     816     $       --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of preferred stock to
    common stock                                $      --      $1,020,000    $      --     $1,020,000

                           BAYWOOD INTERNATIONAL, INC.

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and the cash flows for the three and six months ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.

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

     The Company's primary objective is to become a recognized leader in the provision of natural products that are based on natural compounds. The Company's potential for growth at this time involves developing niche product lines that can be marketed and sold into niche distribution channels. Niche product lines include but are not limited to vitamins, minerals, herbs, nutraceuticals and herbal teas. Niche distribution channels include retail in health food, pharmacy, grocery, drug chains and mail order. The Company's current product lines include nutraceutical products with current distribution into health food retail in the United States. Through consistent active involvement in the trends that affect the natural products industry, the Company creates or improves products to fit market needs.

RESULTS OF OPERATIONS

     Net sales for the three and six months ended June 30, 1999 were $12,682 and $50,653 compared to net sales of $7,466 and $762,328 for the same period last year, an increase of $5,216 or 69.9% and a decrease of $711,675 or 93.4% and for the three and six months, respectively. The decrease in net sales for the six months ended June 30, 1999 is entirely due to the ban on network marketing companies in China where the Company's freeze dried aloe vera and mineral drink, Aloe-Minerals Plus(TM), was supplied to one major customer. This major customer is a direct marketing company and accounted for $754,790 of net sales for the six months ended June 30, 1998. Without this customer, the Company's net sales for the three and six months ended June 30, 1999 increased $5,216 and $43,187, respectively compared to the same period last year. This increase is due to sales of the Company's new product lines where the Company is realizing more distribution of smaller orders into the domestic retail market rather than the smaller distribution of larger orders into the international market. In addition, the net sales of the Company in the domestic retail market are more diversified and a result of the sales of several different products rather than one main product which the Company had previously relied on for sales in the international market.

                           BAYWOOD INTERNATIONAL, INC.

     The Company is continually focused on building a broader customer base so that its historical reliance on a few major customers is lessened and so that the volatility of sales from quarter to quarter is decreased. This focus on broadening the customer base is accomplished through the introduction of other new products into current distribution channels, the continued support through advertising and promotion of existing products and the acquisition of other companies in the industry that have established lines of complementary products and new areas of distribution. Due to high demand in the industry for nutritional supplements for health and well being both domestically and internationally, the Company anticipates this line to be the primary foundation for revenue growth and profitability in the future. At this time, management believes that the Company has and is continuing to successfully position the Company's new products into the domestic retail market.

     The Company's gross profit margin for the three and six months ended June 30, 1999 was 43.5% and 42.1% compared to 52.8% and 41%, respectively, for the same period last year. The variation in gross profit margin is due mainly to various discounts offered on the Company's products into the domestic retail market.

     Selling, general and administrative expenses for the three and six months ended June 30, 1999 were $194,435 and $410,787, respectively, compared to $231,481 and $428,583, respectively, for the same period last year. Overall corporate expenditures have decreased compared to the same period last year inclusive of legal fees, bad debt expense and rent while marketing expenditures have increased including advertising and new product development expenses.
Advertising, promotions and expenses related to new products and program development were the largest portion of selling, general and administrative expenses for the six month period totalling $138,931.

     Net loss for the three and six months ended June 30, 1999 was $(212,509) or $(.01) per share and $(426,691) or $(.02) per share compared to a net loss of $(218,731) or $.01 per share and $(101,750) or less than $(.01) per share for the same period last year.

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

     The Company's investment in Baywood Nutritionals, S.A. incurred costs which contributed to a net loss in the equity of the investment in the amount of $13,138 and $19,650 in the three and six months ended June 30, 1999, respectively.

CAPITAL EXPENDITURES

     During the three and six months ended June 30, 1999, the Company had not incurred material expenditures for property and equipment.

                           BAYWOOD INTERNATIONAL, INC.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had $147,765 in current assets of which $55,690 or 37.7% was cash and receivables. Total current liabilities for the same period totalled $262,674. This represents a ratio of current assets to current liabilities of .56 at June 30, 1999.

     Management is currently exploring alternatives for raising debt or equity financing in order to properly fund the Company's working capital needs and to significantly increase the Company's sales growth of new products into new distribution channels. Certain officers have funded operations within the first and second quarter of 1999 through loans to the Company. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these deferred salaries in the future when the Company is able to maintain a higher cash balance. It is expected that the Company will require $500,000 to $750,000 in debt or equity financing within the next six to nine months to support its operations.

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

                           BAYWOOD INTERNATIONAL, INC.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN SECURITIES

     (c)  Sale of Unregistered Securities

     During the second quarter of 1999, the Company sold 10,000 shares of Class D Redeemable Convertible Preferred Stock to Janet Strong for $10,000 in a private transaction under Section 4(2) and 4(6) of the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number    Exhibit Name                                    Method of Filing
------    ------------                                    ----------------

3.1       Articles of Incorporation, as amended           *

3.2       By-Laws                                         **

4.1       Specimen Common Stock Certificate               ***

4.2       Description of Common Stock                     ****

4.3       Certificates of Designation for Preferred
          Shares                                          *****

4.4       Certificates of Designation for Class D
          Redeemable Convertible Preferred Stock          ******

27.1      Financial Data Schedule                         Exhibit filed herewith

                           BAYWOOD INTERNATIONAL, INC.

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

***** Incorporated by reference to Exhibit 4.3 of quarterly report on Form 10-QSB (file no. 0- 22024) filed on August 11, 1997.

****** Incorporated by reference to Exhibit 4.4 of quarterly report on Form 10-QSB (file no. 0- 22024) filed on May 17, 19999.

   (b)  Reports on Form 8-K

        None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




By: /s/ Neil Reithinger                                    Date: August 11, 1999
    ------------------------------------
Neil Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer