Form 10QSB
period 1999-09-30
BAYWOOD INTERNATIONAL INC
filed 1999-11-15
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                     COMMISSION FILE NUMBER
---------------------                                     ----------------------
 September 30, 1999                                              0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                               77-0125664
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of September 30, 1999, there were 25,791,259 shares of Baywood International, Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Balance Sheet as of September 30, 1999                                  3

     Statements of Operations for the three and nine months                  4
     ended September 30, 1999 and 1998

     Statements of Cash Flows for the nine months ended                      5
     September 30, 1999 and 1998

     Statement of Information Furnished                                      6

     Item 2 - Management's Discussion and Analysis or Plan of Operation    7 - 9

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                             11

     Item 2 - Changes in Securities                                         11

     Item 3 - Defaults Upon Senior Securities                               11

     Item 4 - Submission of Matters to a Vote of Security Holders           11

     Item 5 - Other Information                                             12

     Item 6 - Exhibits and Reports on Form 8-K                              12

     SIGNATURES                                                             14

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                               September 30, 1999


                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                              $    10,460
  Accounts receivable                                                    69,782
  Inventories                                                           102,112
  Prepaid expenses and other current assets                              17,320
                                                                    -----------
    Total current assets                                                199,674
                                                                    -----------
PROPERTY & EQUIPMENT
  Furniture, fixtures, computers and equipment                            7,786
                                                                    -----------
OTHER ASSETS
  Investment in Baywood Nutritionals, S.A                                16,302
  Investment in BII Acquisition Company                                  75,000
                                                                    -----------
      Total other assets                                                 91,302
                                                                    -----------
          Total assets                                              $   298,762
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $   279,420
  Interest payable                                                       50,765
  Accrued liabilities                                                    95,988
                                                                    -----------
      Total current liabilities                                         426,173
                                                                    -----------
NOTES PAYABLE                                                           740,926
                                                                    -----------
STOCKHOLDERS' DEFICIT
  Preferred Stock, $1 par value,
    10,000,000 shares authorized,
    35,000 Class A shares issued and outstanding                         35,000
    20,000 Class D shares issued and outstanding                         20,000
  Common stock, $.001 par value, 50,000,000
    shares authorized, 25,791,259 shares
    issued and outstanding                                               25,791
  Additional paid-in capital                                          6,394,824
  Accumulated deficit                                                (7,343,952)
                                                                    -----------
      Total stockholders' deficit                                      (868,337)
                                                                    -----------
          Total liabilities and stockholders' deficit               $   298,762
                                                                    ===========

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                                3 Months Ended September 30,    9 Months Ended September 30,
                                                ----------------------------    ----------------------------
                                                    1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------
NET SALES                                       $    132,289    $     31,608    $    182,943    $    793,937

COST OF SALES                                         63,284          15,018          94,876         464,541
                                                ------------    ------------    ------------    ------------
  Gross profit                                        69,005          16,590          88,067         329,396
                                                ------------    ------------    ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing expenses                                 216,334         137,193         436,824         330,184
  General and administrative expenses                138,406         101,637         326,462         313,769
  Depreciation and amortization                           --          11,730              --          35,189
                                                ------------    ------------    ------------    ------------
      Total selling, general
        and administrative expenses                  354,740         250,560         763,286         679,142
                                                ------------    ------------    ------------    ------------
          Operating loss                            (285,735)       (233,970)       (675,219)       (349,746)
                                                ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                        (73)          4,186             116          16,833
  Miscellaneous expense                                  (48)             --            (393)             --
  Miscellaneous income                                 2,646              75          11,183           1,454
  Interest expense                                   (27,259)             --         (53,197)             --
  Equity in net loss of investee                      (4,076)        (14,158)        (23,726)        (14,158)
                                                ------------    ------------    ------------    ------------
      Total other income (expense)                   (28,810)         (9,897)        (66,017)          4,129
                                                ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                            (314,545)       (243,867)       (741,236)       (345,617)

PROVISION FOR INCOME TAXES                                --              --              --              --
                                                ------------    ------------    ------------    ------------
NET LOSS                                        $   (314,545)   $   (243,867)   $   (741,236)   $   (345,617)
                                                ============    ============    ============    ============
NET LOSS PER COMMON SHARE                       $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)
                                                ============    ============    ============    ============
DILUTED NET LOSS PER COMMON SHARE               $         --    $         --    $         --    $         --
                                                ============    ============    ============    ============
WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                                     25,791,259      24,899,702      25,514,736      20,874,294
                                                ============    ============    ============    ============

** not presented because the effect of such would be antidilutive

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
OPERATING ACTIVITIES:
  Net loss                                               $(741,236)   $(345,617)
  Adjustments to reconcile net loss
    to cash used in operating activities:
      Depreciation and amortization                           (337)      35,189
      Issuance of common stock for services performed       50,000           --
      Note receivable write-down                            10,000           --
      Equity in net loss of investee                        23,726       14,158
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable           (67,611)     268,084
      Increase in interest payable                          50,765           --
      (Increase) in inventory                              (36,009)     (16,289)
      (Increase) decrease in prepaid expenses                3,796      (66,900)
      Increase (decrease) in accounts payable
        and accrued liabilities                            128,614     (258,019)
                                                         ---------    ---------
          Net cash (used) by operating activities         (578,292)    (369,394)
                                                         ---------    ---------
INVESTING ACTIVITIES:
  Purchase of computers                                     (7,786)          --
  Cash advanced to Baywood Nutritionals, S.A               (10,000)          --
  Investment in Baywood Nutritionals, S.A                       --      (60,000)
  Investment in BII Acquisition Company                         --      (75,000)
                                                         ---------    ---------
          Net cash (used) by investing activities          (17,786)    (135,000)
                                                         ---------    ---------
FINANCING ACTIVITIES:
  Issuance of common and preferred stock for cash           20,000           --
  Fees paid in connection with offering of
    preferred stock                                        (19,022)          --
  Proceeds from exercise of stock options                   13,000           --
  Proceeds from notes payable                              665,926           --
  Principal payments on notes payable                     (114,235)          --
                                                         ---------    ---------
          Net cash provided by financing activities        565,669           --
                                                         ---------    ---------
CASH AND EQUIVALENTS
  (USED) DURING PERIOD                                     (30,409)    (504,394)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   40,869      668,906
                                                         =========    =========
CASH AND EQUIVALENTS, END OF PERIOD                      $  10,460    $ 164,512
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES AND
  CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                           $   2,432    $      --

                           BAYWOOD INTERNATIONAL, INC.

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.

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

                           BAYWOOD INTERNATIONAL, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Since its inception, the Company had directed most of its sales efforts toward international markets and had established either distribution or registration of its products into certain Pacific Rim and European Countries. Prior to 1998, the Company's product line had not been expanded in order to capture the domestic market. As a result, the Company relied on the continued distribution of one main product, Aloe Minerals Plus(TM), to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases of Aloe Minerals Plus(TM) which caused a dramatic decrease in the Company's sales for all of 1998 and the first and second quarter of 1999.

     The Company had not developed any market for its products prior to 1998 in the United States. Throughout 1998 and through the first and second quarter of 1999, the Company developed two new lines of nutritional supplements,
PURECHOICE(TM) and SOLUTIONS(TM), and has now implemented strategies to establish marketing and distribution into health food stores, independent pharmacies, grocery and drug chains. At this time, the Company is continually exploring the international market, but has focused on strengthening the domestic marketing and sales of its new branded product lines in the United States.

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260 and its telephone and fax numbers are
(480) 951-3956 and (480) 483-2168, respectively.

     The Company's primary objective is to become a recognized leader in the provision of natural products that are based on natural compounds. The Company's potential for growth at this time involves developing niche product lines that can be marketed and sold wholesale through retail channels. Niche product lines include but are not limited to vitamins, minerals, herbs, nutraceuticals and herbal teas. Retail channels include health food stores, independent pharmacies, grocery, drug chains, internet and mail order. The Company's PURECHOICE(TM) and SOLUTIONS(TM) lines are considered nutraceutical products and are currently being distributed through independent and chain health food stores and pharmacies in the United States. Through consistent active involvement in the trends that affect the natural products industry, the Company creates or improves products to fit market needs.

RESULTS OF OPERATIONS

     Net sales for the three and nine months ended September 30, 1999 were $132,289 and $182,943 compared to net sales of $31,608 and $793,937 for the same period last year, an increase of $100,681 or 319% and a decrease of $610,994 or 77% and for the three and nine months, respectively. The decrease in net sales for the nine months ended September 30, 1999 is entirely due to the ban on network marketing companies in China where the Company's freeze dried aloe vera and mineral drink, Aloe-Minerals Plus(TM), was supplied to one major customer. This major customer is a direct marketing company and accounted for $754,790 of net sales for the nine months ended September 30, 1998. When sales to this Chinese customer are eliminated from the comparison, the Company's net sales for the nine months ended September 30, 1999 increased $143,796 or 367% compared to the same period last year. This increase is due to sales of the Company's new product lines, PURECHOICE(TM) and SOLUTIONS(TM), where the Company is distributing smaller orders to more customers domestically rather than distributing larger orders to fewer customers in the international market. In addition, the net sales of the Company in the domestic retail market are more diversified and a result of the sales of several different products rather than one main product which the Company had previously relied on for sales in the international market.

                           BAYWOOD INTERNATIONAL, INC.

     The  Company  is focused on  building a broader  customer  base so that its historical  reliance  on a few  major  customers  is  lessened  and so that  the volatility of sales from quarter to quarter is decreased. The Company is continuing to broaden its customer base through the introduction of other new products under its PURECHOICE(TM) and SOLUTIONS(TM) lines into independent and chain health food stores and pharmacies and through the continued support of the Company's advertising and promotions. Due to high demand in the industry for nutritional supplements for health and well being both domestically and internationally, the Company anticipates these lines to be the primary foundation for revenue growth and profitability in the future. At this time, management believes that the Company has and is continuing to successfully position the Company's new products into the domestic retail market.

     The Company's gross profit margin for the three and nine months ended September 30, 1999 was 52.2% and 48.1% compared to 52.5% and 41.5%, respectively, for the same period last year. The variation in gross profit margin is due mainly to various discounts offered on the Company's new products into the domestic retail market.

     Selling, general and administrative expenses for the three and nine months ended September 30, 1999 were $354,740 and $763,286, respectively, compared to $250,560 and $679,142, respectively, for the same period last year. Overall corporate expenditures as a percentage of sales have decreased compared to the same period last year inclusive of legal fees, bad debt expense and rent while marketing expenditures have increased including advertising, sales salaries and new product development expenses. Advertising, promotions and expenses related to new products and program development were the largest portion of selling, general and administrative expenses for the nine month period totalling $189,000.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three and nine months ended September 30, 1999 was $(314,545) or $(.01) per share and $(741,236) or $(.03) per share compared to a net loss of $(243,867) or $(.01) per share and $(345,617) or $(.01) per share for the same period last year.

     The Company's reliance on computer information systems is such that it does not anticipate that the "year 2000 problem" will have any material, adverse effect on its financial condition, operation or financial statements. The Company is not aware of any significant problems being encountered by its customers and vendors.

OTHER INFORMATION

     The Company's interest expense was incurred from interest on notes payable to officers, directors and third parties.

     The Company's investment in Baywood Nutritionals, S.A. incurred costs which contributed to a net loss in the equity of the investment in the amount of $4,076 and $23,726 in the three and nine months ended September 30, 1999, respectively.

                           BAYWOOD INTERNATIONAL, INC.

     In order to compensate certain officers and key employees, the Board of Directors has granted options to purchase the Company's common stock. The Board of Directors granted 3,750,000 options in the nine months ended September 30, 1999 respectively. The exercise price of those options is $0.15 per share and vest according to certain performance guidelines as set forth by the Board of Directors. Further details of these option grants are incorporated herein by reference to the Company's 1999 Definitive Proxy Statement dated June 29, 1999.

     Under the terms of note payable agreements with certain officers, directors and third parties, the Company has granted warrants to purchase the Company's common stock. The warrants accrue to the noteholders after the six month term of the notes and are thereafter exercisable by the noteholders at prices ranging from $0.05 to $0.25 per share. As of September 30, 1999, a total of $741,000 has been borrowed from these noteholders and a total of 617,000 warrants have so far been accrued under them.

CAPITAL EXPENDITURES

     During the three and nine months ended September 30, 1999, the Company had not incurred material expenditures for property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Company had $199,674 in current assets of which $80,242 or 40.2% was cash and receivables. Total current liabilities for the same period totalled $426,173. This represents a ratio of current assets to current liabilities of .47 at September 30, 1999. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. The terms of the debt with the officers and directors are such that the debt is classified as current liabilities at September 30, 1999.

     Management is currently exploring alternatives for raising debt or equity financing in order to properly fund the Company's working capital needs and to significantly increase the Company's sales growth of new products into new distribution channels. Certain officers, directors and third parties have funded operations within the first, second and third quarters of 1999 through loans to the Company. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these deferred salaries in the future when the Company is able to maintain a higher cash balance. It is expected that the Company will require $500,000 to $750,000 in debt or equity financing within the next six to nine months to support its operations. In addition, another $500,000 may be required as officer and director notes become due and payable. Management believes that it will be successful in raising the funds required to meet its obligations. However, there can no assurances that the cash can be successfully raised. If the Company cannot raise the capital, the effect may be that the Company will not meet its projections for growth.

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

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 13, 1999, the Company held is Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were voted on at the Annual Meeting:

     1.   The directors of the Company were all elected by the following votes:

          NAME                                     VOTES FOR           WITHHELD
          ----                                     ---------           --------
          Neil Reithinger                          20,465,279           188,662
          Karl Rullich                             20,465,279           188,662
          Glen Holt                                20,466,279           187,162
          Dr. Michael Shapiro                      20,598,779            55,162
          Dr. David Franey                         20,600,779            53,162
          Dr. Denise Forte-Pathroff                20,600,779            53,162

     2. The appointment of King, Weber & Associates, P.C. as the Company's independent auditors for the fiscal year ending December 31, 1999 was ratified by the following votes:

          VOTES FOR               VOTES AGAINST               ABSTAIN
          ----------               ----------               ----------
          20,609,836                 20,118                   23,987

     3. The amendments to the Company's 1996 Incentive Stock Option Plan were approved with the following votes:

      VOTES FOR          VOTES AGAINST          ABSTAIN           NOT VOTED
      ---------          -------------          -------           ---------
     13,030,813             522,598             117,421           6,983,109

     4. The amendments to the Company's 1998 Non-Employee Director Stock Option Plan was approved with the following votes:

      VOTES FOR          VOTES AGAINST          ABSTAIN           NOT VOTED
      ---------          -------------          -------           ---------
     12,962,156             600,076             108,600           6,983,109

                           BAYWOOD INTERNATIONAL, INC.

     5. The authority to vote on any business that may properly come before the meeting was approved with the following votes:

      VOTES FOR          VOTES AGAINST          ABSTAIN           NOT VOTED
      ---------          -------------          -------           ---------
     19,797,257             259,708             156,367             440,609

     The  foregoing   matters  are  described  in  detail  in  the  Registrant's definitive proxy statement dated June 29, 1999 for the Annual Meeting of Stockholders held on August 13, 1999.

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

       3.2          By-Laws                                           **

       4.1          Specimen Common Stock Certificate                ***

       4.2          Description of Common Stock                     ****

       4.3          Certificates of Designation for                *****
                    Preferred Shares

       4.4          Certificates of Designation for               ******
                    Class D Redeemable Convertible
                    Preferred Stock

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

***** Incorporated by reference to Exhibit 4.3 of quarterly report on Form 10-QSB (file no. 0-22024) filed on August 11, 1997.

****** Incorporated by reference to Exhibit 4.4 of quarterly report on Form 10-QSB (file no. 0-22024) filed on May 17, 1999.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)


By: /s/ Neil Reithinger                                  Date: November 12, 1999
    ------------------------------------
    Neil Reithinger
    Chairman of the Board, President, C.E.O.
    and Principal Accounting Officer