Form 10KSB
period 1999-12-31
BAYWOOD INTERNATIONAL INC
filed 2000-03-31
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

           ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                           Commission file No. 0-22024

                           BAYWOOD INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                Nevada                                           77-0125664
   (State or Other Jurisdiction of                            (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

    14950 North 83rd Place, Suite 1
          Scottsdale, Arizona                                      85260
(Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number, including area code: (480) 951-3956

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          $.001 par value common stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $463,590.

     The aggregate market value of voting stock held by non-affiliates of the Company was approximately $7,278,868 as of March 24, 2000.

     The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 24, 2000 was 27,026,235.

                           BAYWOOD INTERNATIONAL, INC.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I -

ITEM 1.  DESCRIPTION OF BUSINESS                                               4
               GENERAL                                                         4
               COMPANY OBJECTIVE                                               4
               GROWTH STRATEGY                                                 5
               PRODUCTS                                                        5
               INTERNATIONAL                                                   7
               MANUFACTURING                                                   7
               DISTRIBUTION                                                    7
               MARKETING AND COMPETITION                                       8
               RISK FACTORS                                                    8
               TRADEMARKS AND PATENTS                                          9
               EMPLOYEES                                                      11

ITEM 2.  DESCRIPTION OF PROPERTY                                              11
ITEM 3.  LEGAL PROCEEDINGS                                                    11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  12

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS                                        12
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                        13
ITEM 7.  FINANCIAL STATEMENTS                                                 17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL MATTERS                                17

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION16(a) OF THE EXCHANGE ACT          17
ITEM 10. EXECUTIVE COMPENSATION                                               18
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                     20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       22
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                     23

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

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

     Baywood International, Inc. (the "Company"), develops, markets and distributes natural-based consumer products. Currently, the Company's natural consumer products consist of two dietary supplement lines, PURECHOICE(TM)and SOLUTIONS(TM). The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. Baywood Financial, Inc. remained inactive until January 11, 1988 when it acquired all of the assets of Helth-Pro International, Inc. ("Helth-Pro"), a Nevada corporation. Helth-Pro's primary business was the marketing of animal food supplements and other related products under an exclusive marketing agreement previously acquired by Helth-Pro. Helth-Pro had no operations prior to 1992..

     From 1988 until 1992, Baywood Financial, Inc. was inactive. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc. Thereafter, the Company commenced the acquisition of formulas, trademarks, marketing rights and product lines of dietary supplements and skin care products from several companies. The Company had expanded its product lines into fragrances for men and women and into animal health products for horses and domestic pets. Due to the higher demand and market potential of nutritional supplements and skin care products, the Company significantly scaled down its efforts to promote and sell the fragrance and animal health lines. In addition, the Company had directed most of its sales efforts toward international markets and had established either distribution or registration of its products into certain Pacific Rim and European Countries. Prior to 1998, the Company's product line had not been expanded in order to capture the domestic market. As a result, the Company relied on the continued distribution of one main product, Aloe Minerals Plus(TM), to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases of Aloe Minerals Plus(TM) which caused a dramatic decrease in the Company's sales for 1998.

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to turn itself around from a primarily internationally focus with no proprietary brand lines to a domestic focus with identifiable brands across retail channels. The result of this turn-around strategy was a fundamentally different company with a new corporate logo, product lines, marketing campaign, and distribution channels. At this time, the Company is continually exploring the international market, but has focused on strengthening the domestic marketing and sales of its new branded product lines, PURECHOICE(TM) and SOLUTIONS(TM) in the United States.

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260 and its telephone number is (480) 951-3956.

COMPANY OBJECTIVE AND MISSION

     The Company's objective is to become a recognized leader in the provision of high quality brand name natural products that are marketed in niche market segments in which its products can be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(TM) and SOLUTIONS(TM) lines, which were launched in July 1999, and the establishment of other branded lines that can be marketed and sold into retail channels. Retail channels include health food, pharmacy, grocery and drug chains, mail order and internet distribution. The Company considers its biggest potential to involve the development and marketing of a broad base of consumer products that are based on natural compounds rather than a specific category of natural products. Through consistent active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of product lines it develops either internally or attains through acquisitions of other natural product companies. Additionally, the Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs.

     The direction the Company takes in carrying out its objective is based upon the following mission and will remain as the primary focus by the Company's management:

      MAKE LIFE BETTER(TM) THROUGH THE DEVELOPMENT OF HIGH QUALITY NATURAL CONSUMER PRODUCTS THAT PEOPLE WANT AND NEED WHILE PROVIDING THE HIGHEST
                  ACCESSIBILITY AMONGST ALL CONSUMER CHANNELS.

GROWTH STRATEGY

     The Company will continue to seek sales increases through a combination of internal growth and acquisitions. Management feels that the potential for internal growth from existing and new product development remains substantial due to the continued recognition and potential of natural based compounds for consumer benefit for either condition specific applications or everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels which the Company attempts to penetrate, management believes that it can accomplish sales increases by the continued penetration of existing products and the introduction of new products. Currently, the Company estimates that it has penetrated less than 5% of retail channels.

     Acquisitions afford the Company the opportunity to capture brands with existing market appeal and utilize existing distribution channels to attain sales increases. The Company seeks to acquire brands with unrealized potential that have been under-marketed by other firms or have achieved success in limited geographic regions. The Company focuses its acquisitions efforts on niche markets in the consumer products sector where it is able to gain a significant market position. As of December 31, 1999, the Company has not acquired any other brands.

PRODUCTS

     Currently, the Company's natural consumer products consist of two dietary supplement lines, PURECHOICE(TM) and SOLUTIONS(TM). Although there may be a fixed number of different products within each line at any time, variable factors such as counts and sizes of each product make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. In addition, the Company often incorporates product displays for its products that hold from six (6) to twenty (20) bottles of each product as a marketing aid to help its retail customers display and sell the products to their consumers. Since the launch of the PURECHOICE(TM) and SOLUTIONS(TM) lines in July of 1999, the Company has developed four (4) products. The total number of SKU's totals approximately twenty-five (25).

SOLUTIONS(TM)

     This line of products is formulated with what the Company considers the most effective ingredients and dosages to target specific needs and conditions of consumers. SOLUTIONS(TM) currently includes the following products:

                 Product Name                            Targeted Function
                 ------------                            -----------------
      Dr. Harris' Original Snore Formula                 Relief of Snoring
     Dr. Harris' Original Allergy Formula               Relief of Allergies

     DR. HARRIS' ORIGINAL SNORE FORMULA. This unique formulation includes a patented combination of 100% natural enzymes and herbs formulated and tested specifically for snoring. The enzymes act to digest the secretions that accumulate in the body throughout the day, allowing the body to metabolize and absorb them. The herbs reduce the tissue swelling and congestion. The result is that the airway is opened, the airflow is smoothed out and the snoring is markedly decreased or eliminated. For maximum benefits, the dosage of the product is initially determined by weight on an empty stomach.

     DR. HARRIS' ORIGINAL ALLERGY FORMULA. This patented formula contains a unique combination of 100% natural herbs and enzymes extracted by a special process from botanicals. The enzymes digest the excess secretions and allow the body to absorb and remove them. They also act as a potent anti-inflammatory agent, thereby reducing the irritation of the respiratory mucous membranes. The herbs reduce the tissue swelling and the allergic reaction. The combination of these actions serves to reduce the nasal discharge, reduce the nasal congestion, open up the eustachian tube, open up the channels leading from the sinuses, decrease the mucous membrane inflammation and reduce the sneezing and coughing. For maximum benefits from the product, the adult dosage is l to 2 caplets every 4 to 6 hours as needed for symptoms of allergy or sinusitis.

     DR. HARRIS' ORIGINAL SNORE AND ALLERGY FORMULAS were developed by Dennis H. Harris, M.D. The Company has entered into an exclusive license agreement with Dr. Harris and his affiliated companies to market and sell DR. HARRIS' ORIGINAL SNORE AND ALLERGY FORMULAS into all retail channels in the United States. Dr. Harris has been issued a patent for the products under patent #5,618,543.

PURECHOICE(TM)

     This line is composed of single ingredient products that target those needs of the consumer for a specific product in the marketplace. Where the SOLUTIONS(TM) line may combine a variety of ingredients to target a specific ailment, PURECHOICE(TM) may include only one component for the consumer to choose. Single ingredients may include, but are not limited to, vitamins, minerals, herbs, botanical extracts or other organic sulfur and non-sulfur compounds. PURECHOICE(TM) currently includes the following products:

         Product Name                                 Function
         ------------                                 --------
             SAMe                             Joint and Emotional Health
     Colostrum IgG30 1000                  Immune System Support and Energy

     SAME. This is a substance that is synthesized in the body from the amino acid Methionine. An enzyme called Methionine S-adenosyltransferase (MAT) catalyzes a reaction between Methionine and ATP to form SAMe. SAMe has numerous actions within the body. It detoxifies cell membranes (by being a precursor for cysteine, glutathione and taurine), synthesizes neurotransmitters (DNA, RNA, protein and phospholipids) and synthesizes spermine, spermidine and putrescine, which are essential for cell growth and differentiation. From its role as an antioxidant to its help in raising serotonin levels in the brain, SAMe is one of the most important compounds to enter the health industry.

     COLOSTRUM IGG 30 1000. This is the clear liquid that a mammal produces before their breast milk comes in. It is the first food the cow produces upon the birth of a calf and flows for approximately 48 hours, during which time its contents gradually change from colostrum to milk. As the first 12-hour collection, it is the most important containing the highest content of immunoglobulins (anti-bodies) and other immune boosting and energizing elements. While humans get at least 90% of their immune factors passed on before birth through placenta feeding, the calf is born with no immunity to airborne, disease-causing organisms. Therefore it must have colostrum to kick start its immune system. Because of this post partum, external delivery system, the contents of colostrum are extremely concentrated. In fact, colostrum contains at least 10 to 20 times more immune and other relevant health boosting factors than found in human colostrum.

     The Company intends to develop other new products and SKU's within these lines in the future. Management believes that there may be products that are developed outside of these lines that need their own separate identity. In addition, there may be products that are developed internally that are part of different categories and products that are attained through acquisition that have already established their brand identity within the marketplace. Management can provide no assurances as to the continued viability of any current products within the marketplace or the expected marketability of any future products that the Company may develop or acquire.

INTERNATIONAL

     Certain of the Company's products are sold in Canada. Sales in Canada are conducted through distributors who service various retail outlets in their respective territories.

MANUFACTURING AND QUALITY CONTROL

     The Company uses third-party manufacturers for all of its products. Currently, the Company utilizes three different manufacturers who manufacture and package the Company's products according to formulas and packaging guidelines that the Company dictates. In addition and in order to minimize the cost of goods, the Company may elect to purchase raw materials directly from various raw material suppliers and have them shipped to its manufacturers so that the Company may incur only tableting, encapsulating and/or packing costs and avoid the additional mark-up on the raw material. Manufacturing delays could cause disruption in the Company's ability to timely receive shipments and fill orders which could adversely affect its business. However, if this occurs, the Company believes that other contract manufacturers could be quickly secured if any of its current contractors cease to perform adequately.

     The Company has not experienced any material adverse effect on its business as a result of shortages of raw materials or packaging materials used in the manufacture of its products. An unexpected interruption or a shortage in supply could adversely affect the Company's business derived from these products.

     At this time, the Company relies on its third party manufacturers to maintain the quality of product components as new products are assessed and developed. As the Company evaluates the needs for certain products within existing or new markets, the Company develops the most effective formulas and relies on its third party manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging. To monitor the quality of the products that the third-party manufacturers produce, the Company randomly tests its products through independent labs to insure potency. In addition, the Company selects those manufacturers who themselves adhere to high standards of GMP (Good Manufacturing Practices).

DISTRIBUTION

     The Company's products are marketed and sold through retail channels including independent and chain health food stores and pharmacies, grocery stores, drug chains and direct-to-consumer catalogs and internet sites. Certain of the Company's customers currently include Vitamin World, GNC and SelfCare.com. The Company's products reach these retail channels either through distributors or through direct shipments from the Company. The Company also utilizes brokers as needed for grocery and drug chain accounts. Currently, no customer accounts for more than 10% of the Company's sales.

     The Company generally maintains sufficient inventories to meet customer orders as received absent unusual and infrequent situations. At present, the Company has no significant backlog of customer orders and is promptly meeting customer requirements.

     The Company does not generally experience wide variances in the amount of inventory it maintains. However, management anticipates that inventory levels will increase in the coming quarters as demand, the number of larger accounts and the number of SKU's increase. The Company guarantees efficacy on all of its products. In certain circumstances and in an effort to support its retail channels, the Company allows its customers to return unsold merchandise if it does not turnover in a timely manner.

MARKET AND COMPETITION

     The market for natural products is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

     Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other nutritional supplement companies because of its quality of products and the timely execution of its strategic objective and mission for niche products in certain niche markets both internationally and domestically.

RISK FACTORS

     The Company's business is subject to a number of risks. In addition to the other information contained in this Form 10-KSB, the following risk factors are also outlined.

     DEPENDENCE ON THIRD PARTY SUPPLIERS. There are numerous companies that produce or supply the types of products the Company distributes. The Company does not manufacture any of its products and depends entirely on third party manufacturers and suppliers. Typically, the Company does not have supply agreements, but submits purchase orders for its products. The Company currently purchases from three manufacturers. Although the Company believes that a number of alternative manufacturers are available if required and that it could quickly replace its main suppliers with alternative sources at comparable prices and terms, a disruption in product supply from either of its third party suppliers could have a significant adverse impact on the Company's operations.

     PRODUCT DEVELOPMENT. The Company's future growth is also dependent on new product development. New product initiatives may not be successfully implemented because of difficulty in assimilation, development costs and diversion of management time. The Company evaluates opportunities to develop new products through product line extensions and product modifications in the ordinary course of its business. Product line extensions and product modifications involve numerous risks, including difficulties in the assimilation of the developed products, the expenses incurred in connection with the product development and the diversion of management's attention from other business concerns. There can be no assurance that the Company will successfully develop product line extensions or integrate newly developed products into the Company's business. In addition, there can be no assurance that newly developed products will contribute favorably to the Company's operations and financial condition.

     PUBLIC PERCEPTION. The Company's dietary supplement business could be adversely affected if any of its products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of its products or any similar products.

     The Company's dietary supplement products contain vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as directed by the Company and that various scientific studies have suggested may offer health benefits. While the Company conducts quality control testing on its products, the Company is highly dependent upon consumers' perception of the overall integrity of the dietary supplements business, as well as the safety and quality of products in that industry and similar products distributed by other companies which may not adhere to the same quality standards as the Company. There can be no assurance that any of the Company's products will not suffer from negative public perception.

     PRODUCT LIABILITY AND INSURANCE. The Company is constantly at risk that consumers and users of its products will bring lawsuits alleging product liability. The Company is not aware of any claims pending against it or its products that if adversely decided would adversely affect its business. While the Company will continue to attempt to take what it considers to be appropriate precautions, there can be no assurance that these precautions will enable the Company to avoid significant product liability exposure in the future. The Company maintains product liability insurance through third party providers. The Company believes its insurance coverage is adequate; however, there can be no assurance that the Company will be able to retain its existing coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims. In addition to carrying its own coverage, the Company also requires its manufacturers to carry product liability insurance.

     VOLATILITY OF STOCK PRICE. The trading price of the Company's common stock could be subject to significant fluctuations in response to variations in the results of the Company's operations, its financial position, general trends in the consumer products industry, the relative illiquidity of the Company's common stock and stock market conditions generally.

     GOVERNMENT REGULATION. Advertising claims made by the Company with respect to its products are subject to the jurisdiction of the Federal Trade Commission ("FTC") as well as the Food and Drug Administration ("FDA"). In both cases the Company is required to obtain scientific data to support any advertising or labeling health claims it makes concerning its products, although no pre-clearance or filing is required to be made with either agency.

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

     The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, mineral, nutritional supplements, herbs and botanicals, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a products may diagnose, mitigate, cure or prevent an illness, disease or malady, permit the FDA to attach drug status to a product.

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

TRADEMARKS AND PATENTS

     The establishment and continued recognition by the marketplace of our trademarks is of material importance to our business. In fiscal year 1999, substantially all of our net sales were from products bearing the PURECHOICE(TM) and SOLUTIONS(TM) brand names.

     From time to time, the Company registers its principal brand names in the United States and certain foreign countries. Sometimes, however, the names used to describe some of the Company's products are either too generic or commonplace to register. One example is SAMe which is the name of the raw material in the product and can be used by other companies in our industry. No assurance can be provided that the steps the Company takes to protect its proprietary rights in its brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for the Company's product lines. The laws and the level of enforcement of such laws in certain foreign countries where the Company markets its products often do not protect the Company's proprietary rights in its products to the same extent as the laws of the United States. Because of the rapid pace of the natural product industry's development, the Company believes that the legal protection for its products is less significant to the Company's success than the knowledge, technical expertise and marketing skills of the Company's personnel, the frequency of product expansion and pace of market penetration.

     Additionally, as the Company licenses certain intellectual property from third parties, it can provide no assurance that these third parties can successfully maintain their intellectual property rights. The sales of certain of the Company's products rely on its ability to maintaining these licensing agreements. If the Company loses the right to use these licenses, its business could be adversely affected.

EMPLOYEES

     At December 31, 1999, the Company had eleven (11) full-time employees. Consultants are utilized as needed in marketing and sales. Commissioned personnel include personnel that the Company may hire from time to time in sales and marketing.

ITEM 2 - DESCRIPTION OF PROPERTY

     The Company's principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. The Company leases approximately 3,000 square feet of office space under an operating lease that expires on July 31, 2000. Subsequent to December 31, 1999, the Company has leased an additional 4,800 square feet of office and warehouse space in the same location. Management believes that this additional 7,800 square feet under its new lease will provide sufficient capacity to handle the Company's growth in the coming year. The future minimum lease obligation for the remaining term of the lease, the period January 1, 2000 to July 31, 2000 is $25,542.

     The Company holds no other real estate interests.

ITEM 3 - LEGAL PROCEEDINGS

     As of the date hereof, the Company has no current pending litigation. In 1998, the Company reached settlement agreements in all of its then pending cases on the terms set forth below. In 1999 the Company has paid in full all of the amounts due and payable pursuant to such settlement agreements.

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

     In December 1998, the Company reached a mutual settlement agreement to resolve all pending and potential claims and disputes between the Company and John A. Shannon. Pursuant to this settlement, the Company agreed to pay Mr. Shannon $75,000 in cash and provided Mr. Shannon with options to purchase 400,000 shares of the Company's common stock at an exercise price of $0.25. The options expired unexercised on December 10, 1999. Mr. Shannon had filed a complaint against the Company seeking approximately $750,000 for royalties allegedly due to Mr. Shannon under a consulting agreement. The settlement agreement covered Mr. Shannon's lost royalties claim and all other claims against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The  Company's   common  stock  under  the   registered   name  of  Baywood
International, Inc. was first quoted in May of 1992, and began trading on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BYWD".

     Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last eight quarters:

Year Ended December 31, 1999                                     High       Low
----------------------------                                     ----       ---
March 31, 1999                                                   .30        .03
June 30, 1999                                                    .34        .13
September 30, 1999                                               .34        .19
December 31, 1999                                                .31        .20

Year Ended December 31, 1998
----------------------------
March 31, 1998                                                   .22        .10
June 30, 1998                                                    .21        .06
September 30, 1998                                               .15        .06
December 31, 1998                                                .09        .03

     The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

     As of December 31, 1999, there were approximately 680 holders of record of the Company's common shares not including those shares held in brokerage accounts.

     The Company has not paid dividends on its common shares and has no intention of paying dividends in 2000. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of

Directors  and  will  necessarily  be  dependent  on  the  earnings,   financial
condition, capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Currently, the Company's natural consumer products consist of two dietary supplement lines, PURECHOICE(TM) and SOLUTIONS(TM). The Company's objective is to become a recognized leader in the provision of high quality brand name natural products that are marketed in niche market segments in which its products can be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(TM) and SOLUTIONS(TM) lines and the establishment of other branded lines that can be marketed and sold into retail channels. Retail channels include health food, pharmacy, grocery and drug chains, mail order and internet distribution. The Company considers its biggest potential to involve the development and marketing of a broad base of consumer products that are based on natural compounds rather than a specific category of natural products. Through consistent active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of product lines it develops either internally or that it attains through acquisitions of other natural product companies. Additionally, the Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs.

     The Company concentrates on increasing profits by expanding sales volume while containing or reducing costs since growth opportunities in the Company's markets are driven by volume increases rather than price increases. The Company's cost reduction efforts will be driven by economies of scale and by effectively buying raw materials directly that can be supplied to the manufacturer in addition to packaging and labels. As the Company grows, it also realizes the eventual importance of certain manufacturing capabilities to reduce dependence on third party manufactures, to assist in maintaining any proprietary nature of its products, to reduce product costs and to increase product capacity for itself and its large volume customers.

     The Company anticipates that the success of its business will come through the efficient execution of its growth strategy both internationally and domestically. The Company can provide no assurance as to the timing and success in the execution of its growth strategy.

RESULTS OF OPERATIONS

     The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated.

                                                              1999        1998
                                                                %           %
                                                             ------      ------
Net Sales                                                     100.0       100.0
Cost of Sales                                                  62.2        59.6
                                                             ------      ------
Gross Profit                                                   37.8        40.4
S, G & A Expenses:
     Marketing                                                151.5        56.5
     General and Administrative                               104.8        56.9
     Depreciation and Amortization                               .3          --
                                                             ------      ------
Other (Income) and Expense - net                               29.1        44.5
                                                             ------      ------
Loss Before Income Taxes                                     (247.9)     (117.5)
Income Tax Provision                                             --       (18.6)
                                                             ------      ------
Net (Loss)                                                   (247.9)     (136.1)
                                                             ======      ======

COMPARISONS OF YEAR 1999 TO 1998:

     Net sales for the year ended December 31, 1999 were $463,617 compared to net sales of $809,899 for the year ended December 31, 1998, a decrease of 42.8%. The decrease in net sales is entirely due to the ban on network marketing companies in China where the Company's freeze dried aloe vera and mineral drink, Aloe-Minerals Plus(TM), had been sold to one major customer. This major customer is a direct marketing company and accounted for $754,790 or 93.2% of net sales for the year ended December 31, 1998. When sales to this Chinese customer are eliminated from the comparison, the Company's net sales for the year ended December 31, 1999 increased $408,508 or 741.3% compared to the same period last year. This increase is due to sales of the Company's new product lines that were launched in July 1999, PURECHOICE(TM) and SOLUTIONS(TM), where the Company is distributing smaller orders to more customers domestically rather than distributing larger orders to fewer customers in the international market. In addition, the net sales of the Company in the domestic retail market are more diversified and a result of the sales of several different products rather than one main product which the Company had previously relied on for sales in the international market.

     The Company is focused on building a broader customer base so that its historical reliance on a few major customers is lessened and so that the volatility of sales from quarter to quarter is decreased. The Company is continuing to broaden its customer base through the introduction of other new products under its PURECHOICE(TM) and SOLUTIONS(TM) lines into retail channels and through the continued support of the Company's advertising and promotional programs.

     The Company's gross profit margin for the year ended December 31, 1999 was 37.8% compared to 40.4% for the same period last year. The variation in gross profit margin is due to the dramatic change in the Company's product lines that were sold in 1999 compared to 1998. In addition to this change in product lines, the significant shift in distribution channels will impact the Company's gross profit margins in the future based on such factors as discounts and promotions that are often utilized as part of the Company's marketing programs.

     Selling, general and administrative expenses for the year ended December 31, 1999 were $1,188,243 compared to $903,412 for the same period last year, an increase of 31.5%. Overall corporate expenditures as a percentage of sales have decreased compared to the same period last year inclusive of legal fees, bad debt expense and rent while marketing expenditures have increased including advertising, sales salaries and new product development expenses. Advertising, promotions and expenses related to new products and program development were the largest portion of selling, general and administrative expenses for 1999 totaling approximately $373,000.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for year ended December 31, 1999 was $(1,149,385) or $(0.04) per share compared to a net loss of $(1,102,516) or $(0.05) per share for the same period last year.

     The Company's reliance on computer information systems is such that it does not anticipate that the "year 2000 problem" will have any material, adverse effect on its financial condition, operation or financial statements. The Company is not aware of any significant problems being encountered by its customers and vendors.

OTHER INFORMATION

     Interest Expense was $101,981 and $2,780 in 1999 and 1998, respectively. The increase is due to the Company's interest expense incurred from interest on notes payable to officers, directors and third parties.

     The Company's investment in Baywood Nutritionals, S.A. incurred costs which contributed to a net loss in the equity of the investment in the amount of $40,028 for the year ended December 31, 1999.

     In order to compensate certain officers and key employees, the Board of Directors has granted options to purchase the Company's common stock. The Board of Directors granted 3,750,000 options in 1999. The exercise price of those options is $0.15 per share and vest according to certain performance guidelines as set forth by the Board of Directors. Further details of these option grants are incorporated herein by reference to the Company's 1999 Definitive Proxy Statement dated June 29, 1999.

     Under the terms of note payable agreements with certain officers, directors and third parties, the Company has granted warrants to purchase the Company's common stock. The warrants accrue to the noteholders after the six month term of the notes and are thereafter exercisable by the noteholders at prices ranging from $0.05 to $0.26 per share. As of December 31, 1999, approximately $950,000 has been borrowed from these noteholders and approximately 770,000 warrants have so far been accrued under them.

     Interest income for 1999 of $145 was generated from the Company's invested cash balance in interest-bearing money market accounts.

     The Company expects its expenditures for marketing costs to increase as it attempts to diversify its customer base and expand in the domestic market. The Company will be selective in its expenditures for marketing related items and intends to begin advertising and promoting more heavily in domestic programs.

     The market for natural products industry is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

CAPITAL EXPENDITURES

     During 1999 and 1998, the Company incurred $19,880 and zero capital expenditures for computers and equipment, respectfully. As of December 31, 1999, the Company had no material commitments for capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had $234,928 in current assets of which $162,649 or 69.2% was cash and receivables. Total current liabilities for the same period totaled $1,520,088. This represents a ratio of current assets to current liabilities of .11 at December 31, 1999. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. The terms of the debt with the officers and directors are such that the debt is classified as current liabilities as of December 31, 1999.

     Management is currently exploring alternatives for raising debt or equity financing in order to properly fund the Company's working capital needs and to significantly increase the Company's sales growth of new products into new distribution channels. Certain officers, directors and third parties have funded operations throughout 1999 through loans to the Company. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these deferred salaries in the future when the Company is able to maintain a higher cash balance. It is expected that the Company will require $750,000 to $1,000,000 in debt or equity financing within the next six to nine months to support its operations. In addition, another $500,000 may be required as officer and director notes become due and payable. Management believes that it will be successful in raising the funds required to meet its obligations. However, there can no assurances that the cash can be successfully raised. If the Company cannot raise the capital, the effect may be that the Company will not meet its projections for growth.

     During the year ended December 31, 1998, the Company entered into an agreement with a third party to jointly form a new entity for the purpose of seeking and making acquisitions of other entities with synergistic operations. The Company invested $75,000 cash for a 15% interest in the newly formed entity, BII Acquisition Company ("BII"). Under the agreement with the third party, the Company will have the opportunity to obtain an additional 10% interest of BII Acquisition Company by entering into a management agreement with BII when operations commence. Also, the Company will have additional opportunities to acquire a controlling interest in BII. As of December 31, 1999, BII has had no material operations as the parties jointly investigate acquisition opportunities. In connection with the agreement, the Company is issued 791,557 shares of common stock to the third party as part of a related consulting agreement. The Company is presently analyzing several target companies. However, the Company has not yet entered into an agreement for an acquisition. BII will raise capital separately to fund prospective acquisitions.

YEAR 2000 ISSUES

     For the year ended December 31, 1999, the "Year 2000 Issue" did not present any operational problems for the Company and did not materially effect the Company's relationships with customers, vendors and others. The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The Company also relies on standard office productivity software which is represented as being Y2K compliant.

     The Company implemented various modifications to ensure that its computer applications and equipment functioned properly in the Year 2000 and beyond. (For this purpose, the term "computer equipment and applications" includes systems commonly referred to as information technology systems ("IT Systems"), such as data processing, accounting, telephone, and other miscellaneous systems as well as systems that are not commonly referred to as IT Systems such as fax machines, etc.

     All internal and external costs associated with the Company's Year 2000 compliance activities were expensed as incurred. The Company believes that the costs of addressing the Year 2000 issue did not have a material impact on the Company's financial position.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An audited balance sheet for the year ended December 31, 1999 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 are set forth commencing on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

        Name                       Age           Position or Offices Held
        ----                       ---           ------------------------
Neil T. Reithinger                 30       Chairman of the Board, President &
                                            Chief Executive Officer
Karl H. Rullich                    66       Vice-President, Secretary & Director
Glen Holt                          70       Director
Dr. Michael B. Shapiro             45       Director
Dr. David M. Franey                48       Director
Dr. Denise Forte-Pathroff          43       Director

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

     Mr. Glen Holt has been a Director of the Company since 1992. As a rancher and successful breeder for over 35 years, Mr. Holt, is an expert on animal health and nutrition. He is a graduate from the University of Smith Cornel. He is married to actress Annette Funicello, who is associated with the Company's Cello by Annette(TM) fragrance line it had developed prior to 1996.

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

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     Summary compensation information for Mr. Neil Reithinger, the Company's Chief Executive Officer for the year ended December 31, 1999 (the only "named executive officer" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1)), is as follows:

                                                Other
   Name and                                     Annual    Restricted     Securities      LTIP    All Other
   Principal                                    Compen-     Stock        Underlying     Payouts   Compen-
   Position       Year  Salary ($)  Bonus ($)  sation ($)  Awards ($)  Options/SARs (#)   ($)    sation ($)
   --------       ----  ----------  ---------  ----------  ----------  ----------------   ---    ----------
Mr. Reithinger     99    15,000        -0-        -0-         -0-         2,500,000       -0-       -0-
     CEO           98    57,000        -0-        -0-         -0-          100,000        -0-       -0-
                   97      -0-         -0-        -0-         -0-            -0-          -0-       -0-

DIRECTORS

DIRECTOR COMPENSATION TABLE

                                                                                     Number of
                             Annual                                                  Securities
                            Retainer    Meeting       Consulting       Number of     Underlying
          Name               Fees($)   Fees($)(1)  Fees/Other Fees($)  Shares(#)  Options/SARs(#)(2)
          ----               -------   ----------  ------------------  ---------  ------------------
     Neil Reithinger           -0-         -0-            -0-             -0-         2,500,000

      Karl Rullich             -0-         -0-            -0-             -0-          500,000

        Glen Holt              -0-        1,000           -0-             -0-          100,000

   Dr. Michael Shapiro         -0-        1,000           -0-             -0-          100,000

Dr. Denise Forte-Pathroff      -0-        1,000           -0-             -0-          100,000

   Dr. David M. Franey         -0-         -0-            -0-             -0-          100,000

(1) Each "outside" Director not residing in Arizona (Messrs. Holt, Shapiro and Ms. Forte-Pathroff) each received reimbursement for travel related expenses during fiscal year 1999 associated with their attendance at the Company's annual meeting.

(2) The vesting of these options is set forth in more detail in Item 12 - Certain Relationships and Related Transactions.

EMPLOYMENT CONTRACTS

     There are currently no Employment Contract, severance or change-in-control agreements with any of the named executive officers of the Company.

ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

     During 1999, the Board of Directors held two (2) meetings. Five (5) out of six members attended both of the meetings, constituting a quorum. The Compensation Committee held one (1) meeting in which two-thirds of all members were present and the Nominating Committee held one (1) meeting in which two-thirds of all members were present. Three (3) meetings were held via unanimous consent. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND CHANGES IN CONTROL

     The following table sets forth certain information regarding shares of common stock beneficially owned as of March 24, 2000 by (i) each person or group, known to the Company, who beneficially owns more than 5% of the common stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 25,941,259 shares outstanding on March 24, 2000 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                   Amount and
                       Name and Address of          Nature of           Percent
Title of Class          Beneficial Owner         Beneficial Owner      of Class
--------------          ----------------         ----------------      --------
    Common              Francis Choi (1)            7,301,587            25.8%
                        Hong Kong, China

    Common                Linda Lee (2)             1,466,147             5.2%
                        Hong Kong, China

(1) Mr. Choi is a citizen of Hong Kong, China. Mr. Choi holds 7,301,587 common shares.
(2) Ms. Lee is a citizen of Hong Kong, China. Ms. Lee holds 1,466,147 common shares.

     SECURITY OWNERSHIP OF MANAGEMENT

                                                      Amount and
                         Name and Address of           Nature of        Percent
Title of Class            Beneficial Owner          Beneficial Owner    of Class
--------------            ----------------          ----------------    --------
    Common             Neil Reithinger (1)(8)           1,644,900         5.8%
                           Scottsdale, AZ

    Common             Karl H. Rullich (3)(8)            955,000          3.4%
                           Scottsdale, AZ

    Common                Glen Holt (4)(8)               437,500          1.5%
                             Encino, CA

    Common           Dr. Michael Shapiro (5)(8)          322,500          1.1%
                             Madison, WI

    Common        Dr. Denise Forte-Pathroff (6)(8)       170,500           (2)
                            Bismarck, ND

    Common           Dr. David M. Franey (7)(8)          164,500           (2)
                           Scottsdale, AZ

    Common           All Officers and Directors         3,694,900         13.1%
                        as a Group (1) - (8)

(1) Mr. Reithinger is the Company's Chairman of the Board, President and Chief Executive Officer. He holds 124,900 common shares, an option, granted January 29, 1997, which expires January 29, 2007 to purchase 20,000 common shares at $0.42 per share and an option, granted February 26, 1998, which expires February 26, 2008 to purchase 100,000 common shares at $0.13 per share and granted May 13, 1999, which expires May 13, 2009 to purchase 1,400,000 common shares at $0.15 per share with vesting schedules as set forth in "Item 12 - Certain Relationships and Related Transactions". Members of Mr. Reithinger's immediate family hold approximately an additional 325,000 common shares for which Mr. Reithinger disclaims all beneficial interest and control.
(2)  Less than one percent
(3) Mr. Rullich is Vice-President, Secretary and a Director of the Company. Mr. Rullich beneficially owns 780,000 shares, 505,000 shares of which are owned in joint tenancy with his wife, Florence Rullich. He also holds an option, granted January 29, 1997, which expires January 29, 2007, to purchase 25,000 common shares at $0.42 per share and an option, granted May 13, 1999, which expires May 13, 2009 to purchase 150,000 common shares at $0.15 per share.
(4) Mr. Holt directly owns 125,000 common shares. He also beneficially owns 150,000 common shares held by his wife, Annette Funicello. He holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share and granted May 12, 1999, which expires May 12, 2009 to purchase 100,000 common shares at $0.15 per share.

(5) Dr. Shapiro directly owns 160,000 common shares. He holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share and granted May 12, 1999, which expires May 12, 2009 to purchase 100,000 common shares at $0.15 per share.
(6) Dr. Forte-Pathroff directly owns 8,000 common shares. She holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share and granted May 12, 1999, which expires May 12, 2009 to purchase 100,000 common shares at $0.15 per share.
(7) Dr. Franey directly owns 2,000 common shares. He holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share and granted May 12, 1999, which expires May 12, 2009 to purchase 100,000 common shares at $0.15 per share.
(8)  Director

     CHANGES IN CONTROL

     None

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On May 12, 1999, each outside director (Holt, Shapiro, Forte-Pathroff and Franey) was granted options to purchase 100,000 shares of Common Stock at $0.15 per share which expire May 12, 2009 with 50,000 vesting immediately and 50,000 vesting after one year of service.

     On May 13, 1999, the Board of Directors granted Neil Reithinger options to purchase 2,500,000 shares of Common Stock at $0.15 per share which expire May 13, 2009 with 300,000 vesting immediately, 350,000 vesting when revenues reach $3.0 million annually, 350,000 vesting when the market price of the Common Stock reaches $1.00, 400,000 vesting when revenues reach $5.0 million annually, 500,000 vesting when revenues reach $10.0 million annually and 600,000 when revenues reach $15.0 million annually.

     On May 13, 1999, the Board of Directors granted Karl Rullich options to purchase 500,000 shares of Common Stock at $0.15 per share which expire May 13, 2009 with 150,000 vesting immediately, 150,000 vesting after one year of service and 200,000 after two years of service.

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

  4.1                Specimen Common Stock Certificate                       ***

  4.2                   Description of Common Stock                         ****

  4.3              Specimen Preferred Stock Certificate                     *****

  4.4               Conditions of Preferred Certificate                    ******

  4.5    Certificates Describing Rights and Restrictions of Class          *******
            "A", "B" and "C" Preferred Shares as filed with the
               Secretary of State of Nevada on July 18, 1997.

 27.1                     Financial Data Schedule                  Exhibit filed herewith

* Incorporated by reference to Exhibit 3.1 of annual report on Form 10-KSB (file no. 33-10236) filed on April 18, 1997.

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

***** Incorporated by reference to Exhibit 4.3 of annual report on Form 10-KSB (file no. 33-10236) filed on April 18, 1997.

****** Incorporated by reference to Exhibit 4.4 of annual report on Form 10-KSB (file no. 33-10236) filed on April 18, 1997.

******* Incorporated by reference to Exhibit 4.5 of annual report on Form 10-KSB (file no. 33-10236) filed on March 30, 1998.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: March 24, 2000                   /s/  Neil Reithinger
Baywood International, Inc.             ----------------------------------------
                                        Neil Reithinger
                                        Chairman of the Board, President &
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                                      Title                      Date
---------                                      -----                      ----

/s/ Neil Reithinger               Chairman of the Board, President      03/24/00
------------------------------    & Chief Executive Officer
Neil Reithinger


/s/ Karl H. Rullich               Vice-President, Secretary             03/24/00
------------------------------    and Director
Karl H. Rullich


/s/ Glen Holt                     Director                              03/30/00
------------------------------
Glen Holt


/s/ Dr. Michael Shapiro           Director                              03/30/00
------------------------------
Dr. Michael Shapiro


/s/ Dr. Denise Forte-Pathroff     Director                              03/30/00
------------------------------
Dr. Denise Forte-Pathroff


                                  Director
------------------------------
Dr. David M. Franey

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 1999 and 1998

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT AUDITORS                                               F-2

BALANCE SHEET AS OF DECEMBER 31, 1999                                        F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  DECEMBER 31, 1999 AND 1998                                                 F-4

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS
  ENDED DECEMBER 31, 1999 AND 1998                                           F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 1999 AND 1998                                                 F-6

NOTES TO FINANCIAL STATEMENTS                                                F-7

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Board of Directors of Baywood International, Inc.:

We have audited the accompanying balance sheet of Baywood International, Inc. as of December 31, 1999 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 1999, and the results of its operations and cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses, primarily due to the loss of its single largest customer, and had a net working capital deficiency of $1,285,160 at December 31, 1999. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital nor that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


/s/ King, Weber & Associates, P.C.

Tempe, Arizona
March 20, 2000

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                             As of December 31, 1999

                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                              $    15,242
  Accounts receivable (net of allowance of $21,970)                     147,407
  Inventories                                                            49,762
  Prepaid expenses and other current assets                              22,517
                                                                    -----------
        Total current assets                                            234,928
                                                                    -----------
PROPERTY & EQUIPMENT
  Computers & Equipment
    (net of accumulated depreciation of $96,547)                         18,712
                                                                    -----------
OTHER ASSETS
  Investment in BII Acquisition Company                                  75,000
                                                                    -----------
        Total assets                                                $   328,640
                                                                    ===========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                  $   382,153
  Sales commissions payable                                               7,027
  Interest payable                                                       83,884
  Accrued liabilities                                                   112,636
  Convertible notes payable                                             934,388
                                                                    -----------
        Total current liabilities                                     1,520,088
                                                                    -----------
STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value, convertible
    10,000,000 shares authorized
      Class A, 35,000 shares issued, aggregate
      liquidation preference of $35,000
      Class D, 20,000 shares issued, aggregate
      liquidation preference of $20,000                                  55,000
  Common stock, $.001 par value, 50,000,000
    shares authorized, 25,941,259 shares
    issued and outstanding                                               25,942
  Additional paid-in capital                                          6,486,211
  Accumulated deficit                                                (7,758,601)
                                                                    -----------
        Total stockholders' deficit                                  (1,191,448)
                                                                    -----------
              Total liabilities and stockholders' deficit           $   328,640
                                                                    ===========

                 See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                                      Year ended December 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
NET SALES                                          $    463,590    $    809,899

COST OF SALES                                           288,548         483,021
                                                   ------------    ------------
  Gross profit                                          175,042         326,878
                                                   ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing expenses                                    702,835         457,828
  General and administrative expenses                   485,707         445,584
  Depreciation and amortization                           1,168          15,602
                                                   ------------    ------------
        Total selling, general
          and administrative expenses                 1,189,710         919,014
                                                   ------------    ------------
              Operating loss                         (1,014,668)       (592,136)
                                                   ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                           145          17,718
  Miscellaneous expense                                  (3,566)             --
  Miscellaneous income                                   10,713           1,601
  Interest expense                                     (101,981)         (2,780)
  Settlement expense                                         --        (192,761)
  Write-off of intangibles                                   --        (164,186)
  Equity in net loss of investee                        (40,028)        (19,972)
                                                   ------------    ------------
        Total other expense                            (134,717)       (360,380)
                                                   ------------    ------------
LOSS BEFORE INCOME TAXES                             (1,149,385)       (952,516)

INCOME TAX PROVISION                                         --        (150,000)
                                                   ------------    ------------
NET LOSS                                           $ (1,149,385)   $ (1,102,516)
                                                   ============    ============
NET LOSS PER COMMON SHARE                          $      (0.04)   $      (0.05)
                                                   ============    ============
DILUTED NET LOSS PER COMMON SHARE                  $      (0.04)   $      (0.05)
                                                   ============    ============
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING        25,606,355      21,888,917
                                                   ============    ============

                 See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                              Preferred Stock           Common Stock         Additional
                                           ----------------------   ----------------------    Paid-in     Accumulated
                                            Shares       Amount      Shares       Amount      Capital       Deficit        Total
                                           ---------   ----------   ----------   ---------   ----------   -----------   -----------
BALANCE, JANUARY 1, 1998                   1,055,000   $1,055,000   17,498,115   $  17,498   $5,314,139   $(5,500,200)  $   886,437

  Conversion of Preferred Stock             (920,000)    (920,000)   7,301,587       7,302      912,698                          --

  Conversion of Preferred Stock             (100,000)    (100,000)     100,000         100       99,900                          --

  Net Loss                                                                                                 (1,102,516)   (1,102,516)
                                           ---------   ----------   ----------   ---------   ----------   -----------   -----------
BALANCE, DECEMBER 31, 1998                    35,000   $   35,000   24,899,702   $  24,900   $6,326,737   $(6,602,716)  $  (216,079)
                                           ---------   ----------   ----------   ---------   ----------   -----------   -----------
  Issuance of Preferred Stock for Cash        20,000       20,000                               (19,022)                        978

  Common Stock Issued for Consulting Fees                              791,557         792       74,208                      75,000

  Exercise of Stock Options                                            250,000         250       35,250                      35,500

  Value of options issued                                                                        31,065                      31,065

  Discount on debt for conversion features                                                       37,973                      37,973

  Preferred Dividend                                                                                           (6,500)       (6,500)

  Net Loss                                                                                                 (1,149,385)   (1,149,385)
                                           ---------   ----------   ----------   ---------   ----------   -----------   -----------
BALANCE, DECEMBER 31, 1999                    55,000   $   55,000   25,941,259   $  25,942   $6,486,211   $(7,758,601)  $(1,191,448)
                                           =========   ==========   ==========   =========   ==========   ===========   ===========

                 See accompanying notes to financial statements

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                          Year ended December 31,
                                                                         --------------------------
                                                                            1999           1998
                                                                         -----------    -----------
OPERATING ACTIVITIES:
  Net loss                                                               $(1,149,385)   $(1,102,516)
  Adjustments to reconcile net loss to cash used
    by operating activities:
      Depreciation and amortization                                            1,168         15,602
      Issuance of common stock and options for services performed            106,065             --
      Note receivable write-off                                               10,000
      Write-off of intangibles                                                    --        164,186
      Deferred payments on legal settlements                                      --        169,768
      Amortization of debt discounts                                          22,165        150,000
      Equity in loss of investee                                              40,028         19,972
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                            (145,236)       272,279
      (Increase) decrease in inventory                                        16,341        (43,712)
      (Increase) in prepaid expenses                                          (1,738)          (155)
       Increase in interest payable                                           83,884             --
       Increase (decrease) in accounts payable and accrued liabilities       213,522       (157,928)
                                                                         -----------    -----------
              Net cash (used) by operating activities                       (803,186)      (512,504)
                                                                         -----------    -----------
INVESTING ACTIVITIES:
  Purchase of computer equipment                                             (19,880)            --
  Investment in Baywood Nutritionals, S.A                                         --        (60,000)
  Investment in BII Acquisition Company                                           --        (75,000)
                                                                         -----------    -----------
              Net cash (used) by investing activities                        (19,880)      (135,000)
                                                                         -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from notes payable                                                875,196         75,000
  Issuance of preferred stock for cash                                        20,000             --
  Fees paid in connection with offering of preferred stock                   (19,022)            --
  Proceeds from exercise of options for common stock                          35,500             --
  Principal payments on notes payable                                       (114,235)       (55,533)
                                                                         -----------    -----------
              Net cash provided by financing activities                      797,439         19,467
                                                                         -----------    -----------
CASH AND EQUIVALENTS USED DURING YEAR                                        (25,627)      (628,037)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                       40,869        668,906
                                                                         -----------    -----------
CASH AND EQUIVALENTS, END OF YEAR                                        $    15,242    $    40,869
                                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                             $     3,685    $     2,181
    Income taxes                                                         $        50    $        50

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued preferred stock dividend                                       $     6,500    $        --
  Notes payable issued in connection with legal settlements              $        --    $   169,788
  Issuance of common stock and options for services                      $   106,065    $        --
  Debt discount for beneficial conversion feature                        $    37,973    $        --

                 See accompanying notes to financial statements

                           BAYWOOD INTERNATIONAL, INC.

    NOTES TO FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Baywood International, Inc. (the "Company"), develops, markets and distributes nutritional supplements. Currently, the Company's natural consumer products consist of two dietary supplement lines, PURECHOICE(TM) and SOLUTIONS(TM). Since its inception, the Company had directed most of its sales efforts toward international markets and had established either distribution or registration of its products into certain Pacific Rim and European Countries. Beginning in the year ended December 31, 1999, the Company began to develop and market a new line of nutritional supplements and implemented strategies to establish marketing and distribution into health food stores in the United States. At this time, the Company is continually exploring the international market, but has focused on strengthening the domestic marketing and sales of its new branded product line in the United States. Retail channels include health food, pharmacy, grocery and drug chains, mail order and internet distribution in the United States.. The Company considers its biggest potential to involve the development and marketing of a broad base of consumer products that are based on natural compounds rather than a specific category of natural products. Through consistent active involvement in the trends that affect the natural products industry, the Company creates or improves products to fit market needs.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $1,285,160 at December 31, 1999. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. The Company experienced the loss of its primary customer that was responsible for generating approximately 95% of the Company's revenue in the year ended December 31, 1998. The Company has since implemented a new strategic direction with new products and distribution. However, the ability to implement this strategy to result in profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. The Company provides certain guarantees for product movement and estimates sales returns. Estimated sales returns are recorded in net sales. Sales returns historically have not been significant.

PROPERTY, EQUIPMENT AND DEPRECIATION

     Furniture, fixtures, computers and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Net book value of $18,712 at December 31, 1999 relates to computer equipment. Depreciation expense for the years ended December 31, 1999 and 1998 was $1,168 and $15,602, respectively.

CASH AND EQUIVALENTS

     The Company considers cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

INVENTORIES

     Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on a first-in, first-out basis.

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

ADVERTISING EXPENSES

     The Company's advertising primarily consists of print in trade and consumer publications. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $236,000 and $198,000 for the years ended December 31, 1999 and 1998, respectively, and is included in marketing expenses in the accompanying financial statements.

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

INVESTMENTS

     The Company accounts for its approximately 41% interest in Baywood Nutritionals, S.A. using the equity method. The Company wrote off its investment in Baywood Nutritionals, S.A. in the year ended December 31, 1999, due to lack of the entity's ability to demonstrate the generation of substantive revenue. The Company accounts for its approximately 15% interest in BII Acquisition Company using the cost method.

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

NOTE 3 - LOSS PER SHARE

     Convertible preferred stock and outstanding options were not considered in the calculation for diluted earnings per share for the years ended December 31, 1999 and 1998 because the effect of their inclusion would be antidilutive.

                                             1999                                1998
                               ---------------------------------   ---------------------------------
                                                           Per                                 Per
                                  Loss        Shares      share      Income        Shares     share
                               -----------   ----------   ------   -----------   ----------   ------
Net (Loss)                     $(1,149,385)                        $(1,102,516)
Preferred stock dividends           (6,500)                                 --
                               -----------                         -----------
BASIC LOSS PER SHARE

Loss available to common
stockholders                   $(1,155,885)  25,606,355   $(0.04)  $(1,102,516)  21,888,917   $(0.05)

Effect of dilutive securities       N/A                                 N/A

DILUTED LOSS PER SHARE                                    $(0.04)                             $(0.05)

     Preferred stock convertible to 55,000 shares of common stock and warrants and options to purchase 6,830,392 shares of common stock were outstanding at December 31, 1999. Preferred stock convertible to 35,000 shares of common stock and options to purchase 1,405,000 shares of common stock were outstanding at December 31, 1998. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $6,500 and interest on convertible debentures of $75,387 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31,1999.

NOTE 4 - INVESTMENTS

     During the year ended December 31, 1998, the Company entered into an agreement with a third party to jointly form a new entity for the purpose of seeking and making acquisitions of other entities with synergistic operations. The Company invested $75,000 cash for a 15% interest in the newly formed entity, BII Acquisition Company ("BII"). Under the agreement with the third party, the Company will have the opportunity to obtain an additional 10% interest of BII Acquisition Company by entering into a management agreement with BII when operations commence. Also, the Company will have additional opportunities to acquire a controlling interest in BII. As of December 31, 1999, BII has had no material operations. The parties intend to jointly investigate acquisition opportunities. The Company intends to continue its relationship with BII, and believes the investment has ongoing value on the basis of the continued efforts to locate acquisition targets and finance prospective deals. The Company accounts for its investment in BII under the cost method. In connection with the agreement, the Company is issued 791,557 shares of common stock to the third party as part of a related consulting agreement.

     Also during the year ended December 31, 1998, the Company acquired an interest of 41% in Baywood Nutritionals, S.A. ("BNSA"). BNSA was formed to market and distribute the Company's products in Chile. The investment is accounted for under the equity method. The functional currency of BNSA is the Chilean peso.

     The Company invested cash of $60,000 in BNSA as part of the initial capitalization. There is no commitment for the Company to provide additional capital to BNSA. As of December 31, 1999, BNSA had yet to generate substantive revenue. Due to the uncertainty of realizing a benefit from BNSA and the Company's focus away from international markets, the Company wrote off the remaining book value of its investment in BNSA in the year ended December 31, 1999. The total loss for the year ended December 31,1999 relative to BNSA was $40,028.

NOTE 5 - PREFERRED STOCK

     The Company has issued three classes of preferred stock with differing features and privileges. The first series, Class A preferred stock ($1 par value, 35,000 shares issued and outstanding at December 31, 1999) is convertible by the holder at any time into common stock on the basis of one share of preferred for one share of common stock. The preferred shares have a preference in liquidation of up to $1.00 per share. The preferred shares are non-voting and have no stated dividend preferences or rights. The holder of 100,000 shares of the Class A preferred shares converted those shares to 100,000 shares of common stock at $1 per share during the year ended December 31, 1998.

     In the year ended December 31, 1999, the Company issued 20,000 shares of Class D preferred stock for $20,000. The offering was on a best efforts basis and after expenses associated with the offering, the net proceeds to the Company were $928. The Class D preferred stock is redeemable at the sole discretion of the Company up to one year after issuance. The redemption rate is $1 per share plus a 12% annual return in cash, plus an amount of the Company's common stock equal to an 18% annual return, determined by the average 20 day closing price of the Company's common stock. Also, the Class D preferred stock is convertible into shares of the Company's common stock. The conversion rate is equal to an amount of the Company's common stock, determined by the stated value of the preferred stock divided by 85% of the average 20 day closing price of the Company's common stock, plus an amount of the Company's common stock equal to a 30% annual return, determined by 85% of the average 20 day closing price of the Company's common stock, plus warrants to purchase the Company's common stock equal to the number of shares of common stock determine for conversion at a rate of 150% of the average 20 day closing price of the Company's common stock.

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

     All of the issued Class B and Class C preferred stock has been converted to common stock. The Board of Directors may determine any preferences and features for the unissued shares of preferred stock as they are issued in the future. The total authorization for all classes of preferred stock is 10,000,000 shares.

NOTE 6 - RELATED PARTY TRANSACTIONS

     The Company borrowed $722,696 and $75,000 from officers and directors in the years ended December 31, 1999 and 1998, respectively (Note 12). In connection with these borrowings, the Company issued 1,595,392 warrants to purchase the Company's common stock. The Company is indebted to one of its officers in the amount of $646,000 plus accrued interest of $57,569 at December 31, 1999. Total notes payable and accrued interest due to officers and directors at December 31, 1999 was $797,696 and $73,634, respectively. Interest expense on debt to officers and directors was $71,637 for the year ended December 31, 1999.

NOTE 7 - LEASE OBLIGATIONS

     The Company leases its offices and warehouse under an operating lease that expires on July 31, 2000. The future minimum lease obligation for the remaining term of the lease, the period January 1, 2000 to July 31, 2000, is $25,542. Rent expense was $42,000 and $49,000 for the years ended December 31, 1999 and 1998, respectively.

NOTE 8 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

     The Company now generates its revenue from numerous customers, primarily in the United States. Prior to 1999, the Company's revenue was generated from sales concentrated with one primary customer in China. During 1998, the Company's sales to its primary customer ceased due to certain regulatory matters the customer had encountered in China and the Company generated no revenue from this customer in 1999. The Company's product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

GROSS REVENUES

                                                           1999           1998
                                                         --------       --------
Nutritional and Dietary Supplements:
  United States                                          $427,491       $  4,805
  China                                                        --        772,640
  Other                                                    36,099         32,454
                                                         --------       --------
        Total                                            $463,590       $809,899
                                                         ========       ========

NOTE 9 - CREDIT RISK AND OTHER CONCENTRATIONS

     Prior to 1999, the majority of the Company's sales were comprised of one particular product to one particular customer in China. This major customer accounted for 93.2% of total net sales for the year ended December 31, 1998. During 1998, this Chinese customer encountered regulatory difficulties in China. Due to the Chinese government restricting the customer's distribution methods, sales to this customer ceased after the first quarter of 1998. The Company has not generated any revenue from this customer since the first quarter of 1998.

     The Company does not believe it has any material concentrations with customers at December 31,1999.

     From time to time, the Company's bank balances exceed federally insured limits. At December 31, 1999, the Company's balance did not exceed insured limits.

     The Company receives virtually all of its products from two vendors. Management believes alternative sources are available if required.

NOTE 10 - STOCKHOLDERS' EQUITY

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  1999            1998
                                               -----------     -----------
     Net Loss - as reported                    $(1,149,385)    $(1,102,516)
     Net Loss - pro forma                      $(1,220,302)    $(1,137,416)
     Loss per share - as reported              $     (0.04)    $     (0.05)
     Loss per share - pro forma                $     (0.04)    $     (0.05)

     Under the provisions of SFAS No. 123, the number of fully vested options granted of 450,000 options plus 250,641 proportionately vested options for the year ended December 31, 1999 and 850,000 fully vested for the year ended December 31, 1998 were used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                                 1999              1998
                                                 ----              ----
     Dividend yield                              None              None
     Volatility                                  1.143             0.998
     Risk free interest rate                     6.00%             5.25%
     Expected asset life                        5 years           4 years

     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 5,500,000 in 1999. The plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire ten years from date of grant.

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

     As part of the settlement with the Company's former Chairman, the Company granted options to purchase 400,000 of the Company's common stock to this individual. The exercise price of the options is $0.25 per share and expired in December 1999.

     In 1995, as an inducement to convert notes payable to common stock, the Company issued options to purchase 500,000 shares of the Company's common stock at $1.00 per share. The options expire on May 3, 2000. The exercise price approximated the closing prices of the Company's common stock at the time the options were granted. However, these options were repriced in March of 1999 by the Company. The new exercise price is $0.25 per share which exceeded the trading value of the Company's stock which, at the time of the repricing, was approximately $0.16. No expense was recognized in connection with the repricing. These 500,000 options were exercised subsequent to December 31, 1999.

     During the year ended December 31, 1999, the Company granted 3,750,000 options to certain key employees. Of these options, 450,000 vested immediately and another 350,000 vest over two years. The remaining 2,950,000 vest on the basis of the Company attaining certain annual revenue levels. The options were granted at an exercise price of $0.15 per share, the fair market value of the underlying shares on the date of grant. The options expire ten years from date of grant. The Company also granted 400,000 options to certain non-employee members of the Board of Directors. The options were granted at an exercise price of $0.15 per share, the fair market value of the underlying shares on the date of grant. The options expire ten years from date of grant, 200,000 vested immediately and the balance over a one year period. In accordance with SFAS No. 123, the Company recognized an expense of $31,065 associated with the granting of these options in the year ended December 31, 1999. The amount of the expense was determined using the fair value method utilized for all options issued during the year.

     The summary of activity for the Company's stock options is presented below:

                                                                 Weighted                   Weighted
                                                                  Average                    Average
                                                                 Exercise                   Exercise
                                                     1999          Price        1998          Price
                                                     ----          -----        ----          -----
Options outstanding at beginning of year             1,405,000     $ 0.47       1,755,000     $ 0.37
Granted                                              4,180,000     $ 0.15         850,000     $ 0.17
Exercised                                             (250,000)                         0
Terminated/Expired                                    (400,000)    $ 0.25      (1,200,000)    $ 0.30
Options outstanding at end of year                   4,935,000     $ 0.16       1,405,000     $ 0.47
Options exercisable at end of year                   1,435,000     $ 0.18       1,405,000     $ 0.45
Options available for grant at end of year           1,075,000                    245,000

Price per share of options outstanding           $0.06 - $0.42              $0.06 - $1.00

Weighted average remaining contractual lives         8.5 years                  4.2 years

Weighted Average fair value of options granted
during the year                                          $0.11                      $0.04

     In conjunction with notes payable issued by the Company, 1,900,392 warrants were issued to purchase shares of the Company's common stock during the year ended December 31, 1999. The exercise price of the warrants was determined based on the 90 day average of the closing price of the Company's common stock. The exercise price of these warrants ranges from $0.05 to $0.26 per share. The weighted average exercise price is $0.17.

NOTE 11 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax liabilities existed at December 31, 1999.

     Deferred tax assets totaling $3,001,000 were offset by an equal valuation allowance. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $2,880,000 of the deferred tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the previous write-off of intangibles, allowances on accounts receivable, write-off of investment in equity investee and compensation related to stock options. The Company has federal and state net operating loss carryforwards of $6,923,000 and $6,722,000, respectively, at December 31, 1999. The deferred federal loss carryforwards expire in 2002 through 2019 and state loss carryforwards expire 2000 through 2004.

     Income taxes for years ended December 31:

                                                   1999            1998
                                                 ----------     ----------
     Current Benefit                             $  462,486     $  391,204
     Deferred Benefit (Provision)                  (462,486)      (541,204)
                                                 ----------     ----------
           Net income tax provision              $      -0-     $ (150,000)
                                                 ==========     ==========

     The income tax benefit of $462,486 generated for the year ended December 31, 1999 was offset by an equal increase in the valuation allowance. The total increase in the valuation allowance for the year ended December 31, 1999 was $480,077. The income tax benefit of $391,204 generated for the year ended December 31, 1998 was offset by an equal increase in the valuation allowance. The total increase in the valuation allowance for the year ended December 31, 1998 was $520,671. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards. An alternative minimum tax credit of $10,174 exists at December 31, 1999.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                              1999                  1998
                                        -----------------     -----------------
     Federal statutory rates            $(390,791)   (34)%    $(323,855)   (34)%
     State income taxes                   (91,951)    (8)%      (57,151)    (6)%
     Valuation allowance for operating
        loss carryforwards                480,077      42%      520,671      55%
     Other                                  2,665      --        10,335       1%
                                        ---------   -----     ---------   -----
     Effective rate                     $     -0-       0%    $ 150,000      16%
                                        =========   =====     =========   =====

NOTE 12 - CONVERTIBLE NOTES PAYABLE

     Convertible notes payable at December 31, 1999 consisted of the following:

     Convertible notes payable to officers and directors. The
     notes bear interest at 15% per annum and are due January
     31, 2000 through October 31, 2000. The notes are
     unsecured.                                                        $797,696

     Convertible notes payable - other. The notes bear
     interest at 15% per annum and are due August through
     December, 2000. The notes are unsecured.                           152,500
                                                                       --------
            Face value of notes                                         950,196

     Unamortized discount on notes                                      (15,808)
                                                                       --------
     Net carrying amount of debt                                       $934,388
                                                                       ========

     All of the notes payable were issued with non-detachable warrants to purchase 1,900,392 of the Company's common stock. See Note 10. The notes contain conversion features that allow the holders to convert the principal and accrued interest to common stock at a price that is 75% of the average 90 day closing price of the stock. This beneficial conversion feature was valued at $37,973 at the date of issuance and is recorded as a discount to the face value of the debt. The discount is being amortized to interest expense over the one year term of the notes resulting in an effective interest rate of approximately 20%. Amortization of the discount was $22,165 for the year ended December 31, 1999.

     The Company failed to make scheduled repayments of $249,500 on the notes due to two officers in December 1999 through February 2000. These officers have indefinitely extended the due dates of the notes.

NOTE 13 - LEGAL SETTLEMENTS

     In the year ended December 31, 1998, the Company entered into various agreements with plaintiffs in claims filed against the Company.

     The Company was named as a defendant in a $900,000 claim filed against an entity controlled by its former chairman that related to the transfer to the Company of certain furnishings and equipment by that related entity. Management believed that it was named in the suit only by its association with a former chairman and the Company intended to vigorously defend this claim Management believed it had a strong defense, but due to the probability of incurring material costs associated with defending this case, the Company agreed to settle with the plaintiff. The settlement was for $100,000 cash payable over twelve months through September 30, 1999. Payments under the settlement are collateralized by a pledge of 1,818,783 shares of the Company's common stock. The Company paid off the settlement in the year ended December 31, 1999.

     A former director and officer filed a demand for arbitration against the Company. The demand sought $210,374 plus interest, attorney's fees and costs for a breach of an employment agreement. The matter was arbitrated in 1998. The Company settled with the former officer for approximately $52,000 in the year ended December 31,1998. The $52,000 amount payable under this settlement at December 31, 1998 is included in accrued liabilities in the 1998 balance sheet. The Company paid off the settlement in the year ended December 31, 1999.

     An arbitrator ruled against the Company in a case related to the invalidation of 1,000,000 options allegedly issued to the Company's former chairman. The Company had claimed that the options were issued without proper Board of Directors' approval. The arbitrator awarded the 1,000,000 options to the former chairman. The options were exercisable at $0.25 and they were allowed to expire on January 1, 1998. Also awarded were legal fees presented as $124,338. The Company contested the fees awarded as unreasonable. The matter was ultimately settled by an agreement wherein the Company will pay $75,000 cash and the award of 400,000 options at an exercise price of $0.25 per share. The options expired unexercised in December 1999. The balance of the $75,000 cash award remaining at December 31, 1998 was $50,000. The Company paid off the settlement in the year ended December 31, 1999.

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

NOTE 15 - COMMITMENTS

     The Company enters into arrangements with third parties for royalties based on sales of certain products. Some of these agreements contain minimum sales provisions payable to the third party regardless of the sales volume. At
December 31, 1999, the Company has met all minimum sales volume commitments under these royalty agreements.

                                   * * * * * *

                           BAYWOOD INTERNATIONAL, INC.
                                   SCHEDULE II
                  Schedule of Valuation and Qualifying Accounts
                                December 31, 1999


                                                     Additions
                                      Balance at    Charged to   Charged to                Balance at
                                     Beginning of      Costs        Other                    End of
           Description                   Year        Expenses     Accounts    Deductions      Year
           -----------                ----------     ---------    ---------   ---------    ----------
Allowance for doubtful collection
  on related party note receivable    $  146,891     $      --                $(146,891)   $       --

Deferred tax asset
  valuation allowance                 $1,999,297     $ 520,671                $      --    $2,519,968

Allowance for doubtful accounts
  receivable                          $   18,840     $      --                $  (3,205)   $   15,635

    THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE DECEMBER 31, 1999 FINANCIAL STATEMENTS AND IS QUALIFIED IN ITS ENTIRETY BY
                     REFERENCE TO SUCH FINANCIAL STATEMENTS