Form 10QSB
period 2000-03-31
BAYWOOD INTERNATIONAL INC
filed 2000-05-15
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


 FOR THE QUARTER ENDED                                    COMMISSION FILE NUMBER
 ---------------------                                    ----------------------
    March 31, 2000                                                0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                              77-0125664
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

                             YES [X]   NO [ ]

As of March 31, 2000, there were 26,966,259 shares of Baywood International, Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Balance Sheet as of March 31, 2000                                    3

         Statements of Operations for the three months ended                   4
           March 31, 2000 and 1999

         Statements of Cash Flows for the three months ended                   5
           March 31, 2000 and 1999

         Statement of Information Furnished                                    6

         Item 2 - Management's Discussion and Analysis or
           Plan of Operation                                              7 - 11


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                           12

         Item 2 - Changes in Securities                                       12

         Item 3 - Defaults Upon Senior Securities                             12

         Item 4 - Submission of Matters to a Vote of Security Holders         12

         Item 5 - Other Information                                           12

         Item 6 - Exhibits and Reports on Form 8-K                            12

         SIGNATURES                                                           14

                          BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                 March 31, 2000

                                     ASSETS

CURRENT ASSETS
      Cash and equivalents                                          $    71,462
      Accounts receivable                                               212,884
      Inventories                                                       128,584
      Prepaid expenses and other current assets                          27,606
                                                                    -----------
            Total current assets                                        440,536
                                                                    -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment                       55,479
                                                                    -----------

OTHER ASSETS
      Investment in BII Acquisition Company                              75,000
                                                                    -----------
            Total other assets                                           75,000
                                                                    -----------
                  Total assets                                      $   571,015
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                              $   315,430
      Interest payable                                                  106,293
      Accrued liabilities                                               182,795
                                                                    -----------
            Total current liabilities                                   604,518
                                                                    -----------

NOTES PAYABLE                                                         1,171,888
                                                                    -----------

STOCKHOLDERS' DEFICIT
      Preferred Stock, $1 par value,
         10,000,000 shares authorized,
         35,000 Class A shares issued and outstanding                    35,000
         20,000 Class D shares issued and outstanding                    20,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 26,966,259 shares
         issued and outstanding                                          26,966
      Additional paid-in capital                                      6,707,387
      Accumulated deficit                                            (7,994,744)
                                                                    -----------
            Total stockholders' deficit                              (1,205,391)
                                                                    -----------
                  Total liabilities and stockholders' deficit       $   571,015
                                                                    ===========

                          BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2000            1999
                                                            ------------    ------------
NET SALES                                                   $    359,082    $     37,971

COST OF SALES                                                    126,658          22,190
                                                            ------------    ------------
      Gross profit                                               232,424          15,781
                                                            ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                         309,251         123,507
      General and administrative expenses                        133,425          92,846
      Depreciation and amortization                                  994              --
                                                            ------------    ------------
            Total selling, general and administrative
              expenses                                           443,670         216,353
                                                            ------------    ------------
                  Operating loss                                (211,246)       (200,572)
                                                            ------------    ------------

OTHER INCOME (EXPENSE):
      Interest income                                                207              62
      Miscellaneous expense                                       (2,778)             --
      Miscellaneous income                                        15,183             337
      Interest expense                                           (37,508)         (7,498)
      Equity in net loss of investee                                  --          (6,512)
                                                            ------------    ------------
            Total other (expense)                                (24,896)        (13,611)
                                                            ------------    ------------

LOSS BEFORE INCOME TAXES                                        (236,142)       (214,183)

PROVISION FOR INCOME TAXES                                            --              --
                                                            ------------    ------------

NET LOSS                                                    $   (236,142)   $   (214,183)
                                                            ============    ============

NET LOSS PER COMMON SHARE                                   $      (0.01)   $      (0.01)
                                                            ============    ============

DILUTED NET LOSS PER COMMON SHARE                           $         --    $         --
                                                            ============    ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                 26,312,413      24,952,472
                                                            ============    ============

**  not presented because the effect of such would be antidilutive

                          BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2000           1999
                                                                   ---------      ---------
OPERATING ACTIVITIES:
  Net loss                                                         $(236,142)     $(214,183)
  Adjustments to reconcile net loss
    to cash used in operating activities:
      Depreciation and amortization                                      994             --
      Issuance of common stock for services performed                     --         75,000
      Equity in net loss of investee                                      --          6,912
    Changes in assets and liabilities:
      (Increase) in accounts receivable                              (65,477)       (13,502)
      Increase in interest payable                                    22,409          6,088
      (Increase) decrease in inventory                               (78,822)         4,369
      (Increase) in prepaid expenses                                  (5,089)        (7,001)
      (Decrease) in accounts payable and accrued liabilities          (3,591)       (55,983)
                                                                   ---------      ---------
         Net cash (used) by operating activities                    (365,718)      (198,300)
                                                                   ---------      ---------

INVESTING ACTIVITIES:
      Purchase of computers and fixtures                             (37,762)            --
                                                                   ---------      ---------
         Net cash (used) by investing activities                     (37,762)            --
                                                                   ---------      ---------

FINANCING ACTIVITIES:
      Issuance of common and preferred stock for cash                     --         10,000
      Fees paid in connection with offering of preferred stock            --        (10,022)
      Proceeds from exercise of stock options and warrants           222,200         13,000
      Proceeds from notes payable                                    240,000        233,300
      Principal payments on notes payable                             (2,500)       (73,989)
                                                                   ---------      ---------
         Net cash provided by financing activities                   459,700        172,289
                                                                   ---------      ---------

CASH AND EQUIVALENTS PROVIDED
  (USED) DURING PERIOD                                                56,220        (26,011)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                             15,242         40,869
                                                                   ---------      ---------
CASH AND EQUIVALENTS, END OF PERIOD                                $  71,462      $  14,858
                                                                   =========      =========

SUPPLEMENTAL DISCLOSURES AND CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                     $   8,600      $   1,410

                           BAYWOOD INTERNATIONAL, INC.

STATEMENT OF INFORMATION FURNISHED

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and the cash flows for the three months ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

         Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-KSB.

                          BAYWOOD INTERNATIONAL, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Baywood International, Inc. (the "Company"), develops, markets and distributes natural-based consumer products. Currently, the Company's natural consumer products consist of two dietary supplement lines, PURECHOICE(TM) and SOLUTIONS(TM). Prior to 1998, the Company's product lines consisted of dietary supplements and skin care products which were distributed into international markets such as the Pacific Rim and European Countries. During that time prior to 1998, the Company's product line had not been expanded in order to capture the domestic market. As a result, the Company relied on the continued distribution of one main product to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases which caused a dramatic decrease in the Company's sales for 1998.

         Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to turn itself around from a primarily internationally focus with no proprietary brand lines to a domestic focus with identifiable brands across retail channels. The result of this turn-around strategy was a fundamentally different company with a new corporate image, product lines, marketing campaign, and distribution channels. At this time, the Company is continually exploring the international market, but has focused on strengthening the domestic marketing and sales of its new branded product lines, PURECHOICE(TM) and SOLUTIONS(TM) in the United States.

         The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260 and its telephone number is (480) 951-3956.

COMPANY OVERVIEW

         The direction the Company takes in carrying out its objective is based upon the following mission and will remain as the primary focus by the Company's management:

     MAKE LIFE BETTER(TM) THROUGH THE DEVELOPMENT OF HIGH QUALITY NATURAL CONSUMER PRODUCTS THAT PEOPLE WANT AND NEED WHILE PROVIDING THE HIGHEST ACCESSIBILITY AMONGST ALL CONSUMER CHANNELS.

PRODUCTS

         Currently, the Company's natural consumer products consist of two dietary supplement lines, PURECHOICE(TM) and SOLUTIONS(TM). Although there may be a fixed number of different products within each line at any time, variable factors such as counts and sizes of each product make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. In addition, the Company often incorporates product displays for its products that hold from six (6) to twenty (20) bottles of each product as a marketing aid to help its retail customers display and sell the products to their consumers. Since the launch of the PURECHOICE(TM) and SOLUTIONS(TM) lines, the Company has developed five (5) products. The total number of SKU's totals approximately twenty-six (26).

         SOLUTIONS(TM). This line of products is formulated with what the Company considers the most effective ingredients and dosages to target specific needs and conditions of consumers. SOLUTIONS(TM) currently includes the following products:

                          BAYWOOD INTERNATIONAL, INC.


            PRODUCT NAME                                      TARGETED FUNCTION
            ------------                                      -----------------
 Dr. Harris' Original Snore Formula                           Relief of Snoring
Dr. Harris' Original Allergy Formula                         Relief of Allergies
              N-Cal(TM)                                          Weight Loss

          PURECHOICE(TM). This line is composed of high quality single ingredient products that target those needs of the consumer for a specific product in the marketplace. Where the SOLUTIONS(TM) line may combine a variety of ingredients to target a specific condition, PURECHOICE(TM) may include only one component for the consumer to choose. Single ingredients may include, but are not limited to, vitamins, minerals, herbs, botanical extracts or other organic sulfur and non-sulfur compounds. PURECHOICE(TM) currently includes the following products:

        PRODUCT NAME                                        FUNCTION
        ------------                                        --------
SAMe (S-Adenosyl-Methionine)                       Joint and Emotional Health
    Colostrum IgG30 1000                        Immune System Support and Energy

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

RESULTS OF OPERATIONS

         Net sales for the three months ended March 31, 2000 were $359,082 compared to net sales of $37,971 for the same period last year, an increase of $321,111 or 845.7%. This increase is due to sales of the Company's new product lines that were launched in July 1999, PURECHOICE(TM) and SOLUTIONS(TM). The Company's objective is to become a recognized leader in the provision of high quality brand name natural products that are marketed in niche market segments in which its products can be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(TM) and SOLUTIONS(TM) lines and the establishment of other branded lines that can be marketed and sold into retail channels. Retail channels include health food, pharmacy, grocery and drug chains, mail order and internet distribution. The Company considers its biggest potential to involve the development and marketing of a broad base of consumer products that are based on natural compounds rather than a specific category of natural products. Through consistent active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of product lines it develops either internally or attains through acquisitions of other natural product companies. Additionally, the Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs.

         The Company's gross profit margin for the three months ended March 31, 2000 was 64.7% compared to 41.6% for the same period last year. The variation in

                          BAYWOOD INTERNATIONAL, INC.


gross profit margin is due to the dramatic change in the Company's product lines that are currently being sold in 2000 compared to prior periods. In addition to this change in product lines, the significant shift in distribution channels has impacted and will continue to impact the Company's gross profit margins in the future based on such factors as discounts and promotions that are often utilized as part of the Company's marketing programs.

         Selling, general and administrative expenses for the three months ended March 31, 2000 were $443,670 compared to $216,353 for the same period last year, an increase of 105.1%. Overall corporate expenditures as a percentage of sales have decreased compared to the same period last year while marketing expenditures have increased including advertising, sales salaries, commissions, royalties and new product development expenses. Advertising, promotions, royalties and expenses related to new products and program development were the largest portion of selling, general and administrative expenses for the three months ended March 31, 2000 totaling approximately $193,000.

         There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

         Net loss for the three months ended March 31, 2000 was $(236,142) or $(.01) per share compared to a net loss of $(214,183) or $(.01) per share for the same period last year.

         For the three months ended March 31, 2000, the "Year 2000 Issue" did not present any operational problems for the Company and did not materially effect the Company's relationships with customers, vendors and others. The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The Company also relies on standard office productivity software which is represented as being Y2K compliant.

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

OTHER INFORMATION

         Interest Expense was $37,508 in three months ended March 31, 2000. The increase is due to the Company's interest expense incurred from interest on notes payable to officers, directors and other third parties.

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

                          BAYWOOD INTERNATIONAL, INC.

         Under the terms of note payable agreements with certain officers, directors and third parties, the Company has granted warrants to purchase the Company's common stock. In most cases, the warrants accrue to the noteholders after the six month term of the notes and are thereafter exercisable by the noteholders at prices ranging from $0.08 to $0.24 per share. As of March 31, 2000, approximately $958,000 has been borrowed from these noteholders and approximately 1,916,000 warrants have so far been accrued under them.

         Interest income for the three months ended March 31, 2000 of $207 was generated from the Company's invested cash balance in interest-bearing money market accounts.

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

CAPITAL EXPENDITURES

         During the three months ended March 31, 2000 and 1999, the Company incurred $35,930 and zero in capital expenditures for computers, equipment and fixtures, respectfully. As of March 31, 2000, the Company had no material commitments for capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         As of the three months ended March 31, 2000, the Company had $440,536 in current assets of which $284,346 or 64.5% was cash and receivables. Total current liabilities including notes payable for the same period totaled $1,776,406. This represents a ratio of current assets to current liabilities of
 .25 at March 31, 2000. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. The terms of the debt with the officers and directors are such that it is classified as current liabilities as of March 31, 2000

         Management is currently exploring alternatives for raising debt or equity financing in order to properly fund the Company's working capital needs and to significantly increase the Company's sales growth of new products into new distribution channels. Certain officers, directors and third parties have funded operations throughout 1999 and the first quarter of 2000 through loans to the Company. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these deferred salaries in the future when the Company is able to maintain a higher cash balance. It is expected that the Company will require $750,000 to $1,000,000 in debt or equity financing within the next six to nine months to support its operations. In addition, another $500,000 may be required as officer and director notes become due and payable. Management believes that it will be successful in raising the funds required to meet its obligations. However, there can no assurances that the cash can be successfully raised. If the Company cannot raise the capital, the effect may be that the Company will not meet its projections for growth.

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

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit                                                     Method of
         Number    Exhibit Name                                       Filing
         ------    ------------                                       ------

           3.1     Articles of Incorporation, as amended                 *

           3.2     By-Laws                                              **

           4.1     Specimen Common Stock Certificate                    ***

           4.2     Description of Common Stock                         ****

           4.3     Certificates of Designation for Preferred           *****
                     Shares

           4.4     Certificates of Designation for Class D            ******
                     Redeemable Convertible Preferred Stock

          27.1     Financial Data Schedule                         Exhibit filed
                                                                     herewith

----------
* Incorporated by reference to Exhibit 3.1 of annual report on Form 10-KSB (file no. 0-22024) filed on April 18, 1996.

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


BAYWOOD INTERNATIONAL, INC.
(Registrant)



By: /s/ Neil Reithinger                                       Date: May 15, 2000
    ------------------------------------
Neil Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer