Form 10QSB
period 2000-06-30
BAYWOOD INTERNATIONAL INC
filed 2000-08-14
CIK 806175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                             COMMISSION FILE NUMBER
   June 30, 2000                                         0-22024

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


                                   YES X NO __


As of June 30, 2000, there were 27,576,235 shares of Baywood International, Inc.
                   common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX



                                                                                          PAGE
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Balance Sheet as of June 30, 2000                                                      3

         Statements of Operations for the three and six months ended June 30, 2000
         and 1999                                                                               4

         Statements of Cash Flows for the six months ended June 30, 2000 and 1999               5

         Statement of Information Furnished                                                     6

         Item 2 - Management's Discussion and Analysis or Plan of Operation                  7 - 11

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                            12

         Item 2 - Changes in Securities                                                        12

         Item 3 - Defaults Upon Senior Securities                                              12

         Item 4 - Submission of Matters to a Vote of Security Holders                          12

         Item 5 - Other Information                                                            12

         Item 6 - Exhibits and Reports on Form 8-K                                             12

         SIGNATURES                                                                            14

                           BAYWOOD INTERNATIONAL, INC.


                            STATEMENTS OF CASH FLOWS

                                                                                                           Six Months Ended June 30,
                                                                                                          2000              1999
                                                                                                      -------------    -------------
OPERATING ACTIVITIES:
      Net loss                                                                                        $(622,299)          $(413,553)
      Adjustments to reconcile net loss
          to cash used in operating activities:
               Depreciation and amortization                                                              4,837                  --
               Issuance of common stock for services performed                                               --              75,000
               Issuance of common stock in lieu of cash for interest payable                              6,000                  --
               Equity in net loss of investee                                                                --               6,512
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                                                    (150,981)            (12,021)
                  Increase in interest payable                                                           29,559              23,711
                  (Increase) decrease in inventory                                                      (78,055)             13,770
                  (Increase) decrease in prepaid expenses                                                 4,501             (18,626)
                  Increase (Decrease) in accounts payable and accrued liabilities                       259,492             (33,168)
                                                                                                      ---------           ---------
                              Net cash (used) by operating activities                                  (546,946)           (358,375)
                                                                                                      ---------           ---------

INVESTING ACTIVITIES:
      Purchase of computers and fixtures                                                                (88,684)                 --
                                                                                                      ---------           ---------
                              Net cash (used) by investing activities                                   (88,684)                 --
                                                                                                      ---------           ---------

FINANCING ACTIVITIES:
      Issuance of common and preferred stock for cash                                                        --              20,000
      Fees paid in connection with offering of preferred stock                                               --             (12,022)
      Proceeds from exercise of stock options and warrants                                              316,400              13,000
      Increase in notes receivable                                                                           --              (5,000)
      Proceeds from notes payable                                                                       362,500             440,800
      Principal payments on notes payable                                                                (6,160)            (97,774)
                                                                                                      ---------           ---------
                              Net cash provided by financing activities                                 672,740             359,004
                                                                                                      ---------           ---------

CASH AND EQUIVALENTS PROVIDED DURING PERIOD                                                              37,110                 629
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                                15,242              40,869
                                                                                                      ---------           ---------
CASH AND EQUIVALENTS, END OF PERIOD                                                                   $  52,352           $  41,498
                                                                                                      =========           =========

SUPPLEMENTAL DISCLOSURES AND
    CASH FLOW INFORMATION:
      Cash paid during the period for:
            Interest                                                                                  $  31,600           $     816

                           BAYWOOD INTERNATIONAL, INC.


                            STATEMENTS OF OPERATIONS


                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                            2000              1999                  2000                1999
                                                      -------------      --------------        -------------       --------------
NET SALES                                              $    519,201        $     12,682        $    878,284        $     50,653

COST OF SALES                                               236,065               7,160             362,724              29,350
                                                       ------------        ------------        ------------        ------------
      Gross profit                                          283,136               5,522             515,560              21,303
                                                       ------------        ------------        ------------        ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                    470,750              99,224             780,001             222,731
      General and administrative expenses                   173,199              95,211             306,623             188,056
      Depreciation and amortization                           3,842                  --               4,837                  --
                                                       ------------        ------------        ------------        ------------
            Total selling, general and
            administrative expenses                         647,791             194,435           1,091,461             410,787
                                                       ------------        ------------        ------------        ------------
                  Operating loss                           (364,655)           (188,913)           (575,901)           (389,484)
                                                       ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):
      Interest income                                           152                 126                 359                 188
      Miscellaneous expense                                     (80)               (345)             (2,858)               (345)
      Miscellaneous income                                   15,000               8,200              30,183               8,537
      Interest expense                                      (36,574)            (18,439)            (74,082)            (25,937)
      Equity in net loss of investee                             --             (13,138)                 --             (19,650)
                                                       ------------        ------------        ------------        ------------
            Total other (expense)                           (21,502)            (23,596)            (46,398)            (37,207)
                                                       ------------        ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                                   (386,157)           (212,509)           (622,299)           (426,691)

PROVISION FOR INCOME TAXES                                       --                  --                  --                  --
                                                       ------------        ------------        ------------        ------------

NET LOSS                                               $   (386,157)       $   (212,509)       $   (622,299)       $   (426,691)
                                                       ============        ============        ============        ============

NET LOSS PER COMMON SHARE                              $      (0.01)       $      (0.01)       $      (0.01)       $      (0.01)
                                                       ============        ============        ============        ============

WEIGHTED AVERAGE OF COMMON SHARES
    OUTSTANDING                                          27,053,715          25,791,259          26,683,064          25,374,183
                                                       ============        ============        ============        ============

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  June 30, 2000


                                     ASSETS
CURRENT ASSETS
      Cash and equivalents                                          $    52,352
      Accounts receivable                                               298,388
      Inventories                                                       127,817
      Prepaid expenses and other current assets                          18,016
                                                                    -----------
            Total current assets                                        496,573
                                                                    -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment                      102,559
                                                                    -----------

OTHER ASSETS
      Investment in BII Acquisition Company                              75,000
                                                                    -----------
            Total other assets                                           75,000
                                                                    -----------
                  Total assets                                      $   674,132
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                              $   522,318
      Interest payable                                                  113,443
      Accrued liabilities                                               238,990
                                                                    -----------
            Total current liabilities                                   874,751
                                                                    -----------

NOTES PAYABLE                                                         1,290,728
                                                                    -----------

STOCKHOLDERS' DEFICIT
      Preferred Stock, $1 par value,
         10,000,000 shares authorized,
         35,000 Class A shares issued and outstanding                    35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 27,576,235 shares
         issued and outstanding                                          27,576
      Additional paid-in capital                                      6,826,977
      Accumulated deficit                                            (8,380,900)
                                                                    -----------
            Total stockholders' deficit                              (1,491,347)
                                                                    -----------
                  Total liabilities and stockholders' deficit       $   674,132
                                                                    ===========

                           BAYWOOD INTERNATIONAL, INC.


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

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

                           BAYWOOD INTERNATIONAL, INC.


Item 2 - Management's Discussion and Analysis or Plan of Operation

GENERAL

     Baywood International, Inc. (the "Company"), develops, markets and distributes natural consumer products. Currently, the Company's natural consumer products consist of two dietary supplement lines, PURECHOICE(TM) and SOLUTIONS(TM). Prior to 1998, the Company's product lines consisted of dietary supplements and skin care products which were distributed into international markets such as the Pacific Rim and European Countries. During that time prior to 1998, the Company's product line had not been expanded in order to capture the domestic market. As a result, the Company relied on the continued distribution of one main product to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases which caused a dramatic decrease in the Company's sales for 1998.

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to turn itself around from a primarily internationally focus with no proprietary brand lines to a domestic focus with identifiable brands across retail channels. The result of this turn-around strategy was a fundamentally different company with a new corporate image, product lines, marketing campaign, and distribution channels. At this time, the Company is continually exploring the international market and has gained new distribution of its products while it is strengthening the domestic marketing and sales of its new branded product lines, PURECHOICE(TM) and SOLUTIONS(TM) in the United States.

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

Products

     Currently, the Company's natural consumer products consist of two dietary supplement lines, PURECHOICE(TM) and SOLUTIONS(TM). Although there may be a fixed number of different products within each line at any time, variable factors such as counts and sizes of each product make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. In addition, the Company often incorporates product displays and in-store promotional packages for its products that hold from six (6) to twenty (20) bottles of each product as a marketing aid to help its retail customers display and sell the products to their consumers. Since the launch of the PURECHOICE(TM) and SOLUTIONS(TM) lines, the Company has developed seven (7) products. The total number of SKU's totals approximately thirty (30).

     SOLUTIONS(TM). This line of products is formulated with what the Company considers the most effective ingredients and dosages to target specific needs and conditions of consumers. SOLUTIONS(TM) currently includes the following products:

                                  PRODUCT NAME
                       Dr. Harris' Original Snore Formula
                      Dr. Harris' Original Allergy Formula
                                    N-Cal(TM)
                                Super Joints(TM)


                                TARGETED FUNCTION
                                Relief of Snoring
                               Relief of Allergies
                                   Weight Loss
                       Joint and Connective Tissue Health



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



                                  PRODUCT NAME
                          SAMe (S-Adenosyl-Methionine)
                              Colostrum IgG30 1000
                                    MSM 1000

                                    FUNCTION
                         Emotional Health and Well Being
                        Immune System Support and Energy
                       Joint and Connective Tissue Health


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

International

     Certain of the Company's products are sold in Canada and Turkey. Sales in Canada and Turkey are conducted through distributors who service various retail outlets in their respective territories.

RESULTS OF OPERATIONS

     Net sales for the three and six months ended June 30, 2000 were $519,201 and $878,284, respectively, compared to net sales of $12,682 and $50,653 for the same periods last year, an increase of $506,519 or 3994% and $827,631 or 1634%, respectively. This increase is due to sales of the Company's new product lines that were launched in July 1999, PURECHOICE(TM) and SOLUTIONS(TM). The Company's objective is to become a recognized leader in the provision of high quality brand name natural products that are marketed in niche market segments in which its products can be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(TM) and SOLUTIONS(TM) lines and the establishment of other branded lines that can be marketed and sold into retail channels. Retail channels include health food, pharmacy, grocery and drug chains, mail order and internet distribution. The Company considers its biggest potential to involve the development and marketing of a broad base of consumer products that support a natural lifestyle rather than a specific category of natural products. Through consistent active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of product lines it develops either internally or attains through acquisitions of other natural product companies. Additionally, the Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs.

     The Company's gross profit margin for the three and six months ended June 30, 2000 was 54.5% and 58.7%, respectively, compared to 43.5% and 42.1% for the same periods last year. The variation in gross profit margin is due to the dramatic change in the Company's product lines that are currently being sold in 2000 compared to prior periods. In addition to this change in product lines, the significant shift in distribution channels has impacted the Company's gross profit margins based on such factors as discounts and promotions that are often utilized as part of the Company's marketing programs.

     Selling, general and administrative expenses for the three and six months ended June 30, 2000 were $647,791 and $1,091,461, respectively, compared to $194,435 and $410,787 for the same periods last year. Overall corporate expenditures related to general and administrative overhead have decreased significantly as a percentage of sales compared to the same period last year while marketing expenditures have increased including advertising, sales salaries, commissions, royalties and new product development expenses. Royalties, advertising and promotional expenses related to the launch of new products within the Company's new product lines were the largest portion of selling, general and administrative expenses for the six months ended June 30, 2000 totaling approximately $380,000. Management anticipates that a considerable portion of the promotional expenses associated with bringing the Company's new products to the market in the first six months of 2000 will not recur in future periods. More specifically, while the amount of such expenditure may grow as the Company's revenues grow, the amounts as a percentage of sales will decrease considerably. In addition, now that the Company has an established base of approximately 10,000 stores, the further development of those customers will come from the introduction of new products rather than the promotional expenses associated with gaining initial distribution.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three and six months ended June 30, 2000 was $(386,157) or $(.01) per share and $(622,299) or $(.01) per share, respectively, compared to a net loss of $(212,509) or $(.01) per share and $(426,691) or $(.01) per share for the same period last year.

     For the three and six months ended June 30, 2000, the "Year 2000 Issue" did not present any operational problems for the Company and did not materially effect the Company's relationships with customers, vendors and others. The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The Company also relies on standard office productivity software which is represented as being Y2K compliant.

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

                           BAYWOOD INTERNATIONAL, INC.

OTHER INFORMATION

     Interest Expense was $36,574 and $74,082 in three and six months ended June 30, 2000. The increase is due to the Company's interest expense incurred from interest on notes payable to officers, directors and other third parties.

     Under the terms of note payable and convertible debenture agreements with certain officers, directors and third parties, the Company has granted warrants to purchase the Company's common stock. In most cases, the warrants accrue to the noteholders after the six month term of the notes and are thereafter exercisable by the noteholders at prices ranging from $0.08 to $0.24 per share. As of June 30, 2000, approximately $1,258,000 has been borrowed from these parties and approximately 2,500,000 warrants have been accrued under them.

     Any interest income for the three and six months ended June 30, 2000 was generated from the Company's invested cash balance in interest-bearing money market accounts.

     Management anticipates that a considerable portion of the promotional expenses associated with bringing the Company's new products to the market in the first six months of 2000 will not recur in future periods. More specifically, while the amount of such expenditures may grow as the Company's revenues grow, the amounts as a percentage of sales will decrease considerably. In addition, now that the Company has an established distribution base of approximately 10,000 stores, the further development of those customers will come from the introduction of new products rather than the promotional expenses associated with gaining that initial distribution. While the Company anticipates that it will incur additional promotional expenses as it gains new customers, the amounts as a percentage of sales will also decrease over time.

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

CAPITAL EXPENDITURES

     During the six months ended June 30, 2000 and 1999, the Company incurred $88,684 in capital expenditures for computers, equipment and fixtures. As of June 30, 2000, the Company had no material commitments for capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     As of the six months ended June 30, 2000, the Company had $496,573 in current assets of which $350,740 or 70.6% was cash and receivables. Total current liabilities including notes payable and convertible debentures for the same period totaled $2,165,479. Approximately $1,400,000 of the Company's current liabilities is held by certain officers, directors and third parties with whom the Company maintains a close relationship. The terms of the debt with the officers, directors and third parties are such that it is classified as current liabilities as of June 30, 2000.

                           BAYWOOD INTERNATIONAL, INC.

     As the Company grows, management continuously analyzes the alternatives for maintaining and raising capital in order to properly fund the Company's working capital needs and to significantly increase the Company's sales growth of new products into new distribution channels. Certain officers, directors and third parties have funded operations in 1999 and the first six months of 2000 with whom the Company maintains a close relationship. Management expects that the Company will require $500,000 to $1,000,000 in additional financing in the coming six to nine months to support the level of growth that management believes can be achieved. The Company's needs for operating capital are being supplemented by the increasing cash flow from its growing business which is now able to cover the Company's general operating overhead. In addition, the nature of the Company's business is such that its higher marketing expenses can be curtailed, if needed, in order to bring the Company's burn rate to a more manageable level. Historically, management has been successful in raising the necessary capital to fund the Company's growth and believes that it will continue be successful in raising the funds required to meet its obligations. However, there can no assurances that the cash can be successfully raised. As is the case with any growth company, if the Company cannot raise the capital, the effect may be that the Company will not meet its projections.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits



Exhibit
Number                     Exhibit Name                      Method of Filing
 3.1           Articles of Incorporation, as amended                  *

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

                           BAYWOOD INTERNATIONAL, INC.

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

                           BAYWOOD INTERNATIONAL, INC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD INTERNATIONAL, INC.
(Registrant)




By:  /s/ Neil Reithinger
Neil Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer

                                                           Date: August 14, 2000