Form 10QSB
period 2000-09-30
BAYWOOD INTERNATIONAL INC
filed 2000-11-14
CIK 806175

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

         FOR THE QUARTER ENDED                COMMISSION FILE NUMBER
           September 30, 2000                         0-22024

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

       As of September 30, 2000, there were 27,904,116 shares of Baywood
         International, Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
         Item 1 - Financial Statements

         Balance Sheet as of September 30, 2000                                                               3

         Statements of Operations for the three and nine months ended September 30, 2000 and 1999             4

         Statements of Cash Flows for the nine months ended September 30, 2000 and 1999                       5

         Statement of Information Furnished                                                                   6

         Item 2 - Management's Discussion and Analysis or Plan of Operation                                  7-11

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                                           12

         Item 2 - Changes in Securities                                                                       12

         Item 3 - Defaults Upon Senior Securities                                                             12

         Item 4 - Submission of Matters to a Vote of Security Holders                                         12

         Item 5 - Other Information                                                                           12

         Item 6 - Exhibits and Reports on Form 8-K                                                            12

         SIGNATURES                                                                                           14

                           BAYWOOD INTERNATIONAL, INC.


                                 BALANCE SHEET
                                  (UNAUDITED)
                               September 30, 2000


                                     ASSETS

CURRENT ASSETS
      Cash and equivalents                                                      $    36,186
      Accounts receivable                                                           406,893
      Inventories                                                                   146,810
      Prepaid expenses and other current assets                                      18,316
                                                                                -----------
            Total current assets                                                    608,205
                                                                                -----------

PROPERTY & EQUIPMENT
      Furniture, fixtures, computers and equipment                                  111,544
                                                                                -----------

OTHER ASSETS
      Investment in BII Acquisition Company                                          75,000
                                                                                -----------
            Total other assets                                                       75,000
                                                                                -----------
                  Total assets                                                  $   794,749
                                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                          $   481,803
      Interest payable                                                              138,696
      Accrued liabilities                                                           210,739
                                                                                -----------
            Total current liabilities                                               831,238
                                                                                -----------

NOTES PAYABLE                                                                     1,720,888
                                                                                -----------

STOCKHOLDERS' DEFICIT
      Preferred Stock, $1 par value,
         10,000,000 shares authorized,
         35,000 Class A shares issued and outstanding                                35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 27,904,116 shares
         issued and outstanding                                                      27,904
      Additional paid-in capital                                                  6,887,199
      Accumulated deficit                                                        (8,707,480)
                                                                                -----------
            Total stockholders' deficit                                          (1,757,377)
                                                                                -----------
                  Total liabilities and stockholders' deficit                   $   794,749
                                                                                ===========

                           BAYWOOD INTERNATIONAL, INC.


                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                   September 30,
                                                                      2000              1999           2000              1999
                                                                  ------------      ------------   ------------      ------------
NET SALES                                                         $    397,063      $    132,289   $  1,275,346      $    182,943
COST OF SALES                                                          152,817            63,284        515,541            94,876
                                                                  ------------      ------------   ------------      ------------
      Gross profit                                                     244,246            69,005        759,805            88,067
                                                                  ------------      ------------   ------------      ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                               377,983           216,334      1,157,984           436,824
      General and administrative expenses                              151,834           138,406        458,457           326,462
      Depreciation and amortization                                      5,337                --         10,173                --
                                                                  ------------      ------------   ------------      ------------
            Total selling, general and administrative expenses         535,154           354,740      1,626,614           763,286
                                                                  ------------      ------------   ------------      ------------
                  Operating loss                                      (290,908)         (285,735)      (866,809)         (675,219)
                                                                  ------------      ------------   ------------      ------------
OTHER INCOME (EXPENSE):
      Interest income                                                      246               (73)           605               116
      Miscellaneous expense                                                 --               (48)        (2,858)             (393)
      Miscellaneous income                                                  --             2,646         30,183            11,183
      Interest expense                                                 (35,917)          (27,259)      (109,999)          (53,197)
      Equity in net loss of investee                                        --            (4,076)            --           (23,726)
                                                                  ------------      ------------   ------------      ------------
            Total other (expense)                                      (35,671)          (28,810)       (82,069)          (66,017)
                                                                  ------------      ------------   ------------      ------------
LOSS BEFORE INCOME TAXES                                              (326,579)         (314,545)      (948,878)         (741,236)
PROVISION FOR INCOME TAXES                                                  --                --             --                --
                                                                  ------------      ------------   ------------      ------------
NET LOSS                                                          $   (326,579)     $   (314,545)  $   (948,878)     $   (741,236)
                                                                  ============      ============   ============      ============
NET LOSS PER COMMON SHARE                                         $      (0.01)     $      (0.01)  $      (0.03)     $      (0.03)
                                                                  ============      ============   ============      ============
WEIGHTED AVERAGE OF COMMON SHARES
    OUTSTANDING                                                     27,797,262        25,791,259     27,057,174        25,514,736
                                                                  ============      ============   ============      ============

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Nine Months Ended September 30,
                                                                                         2000                 1999
                                                                                     -----------          -----------
OPERATING ACTIVITIES:
      Net loss                                                                       $  (948,878)         $  (741,236)
      Adjustments to reconcile net loss
          to cash used in operating activities:
               Depreciation and amortization                                              10,173                 (337)
               Issuance of common stock for services performed                                --               50,000
               Note receivable write-down                                                     --               10,000
               Issuance of common stock in lieu of cash for interest payable              13,500                   --
               Equity in net loss of investee                                                 --               23,726
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                                     (259,486)             (67,611)
                  Increase in interest payable                                            54,812               50,765
                  (Increase) in inventory                                                (97,048)             (36,009)
                  Decrease in prepaid expenses                                             4,201                3,796
                  Increase in accounts payable and accrued liabilities                   190,726              128,614
                                                                                     -----------          -----------
                              Net cash (used) by operating activities                 (1,032,000)            (578,292)
                                                                                     -----------          -----------

INVESTING ACTIVITIES:
      Purchase of computers and fixtures                                                (103,005)              (7,786)
      Cash advanced to Baywood Nutritionals, S.A                                              --              (10,000)
                                                                                     -----------          -----------
                              Net cash (used) by investing activities                   (103,005)             (17,786)
                                                                                     -----------          -----------

FINANCING ACTIVITIES:
      Issuance of common and preferred stock for cash                                         --               20,000
      Fees paid in connection with offering of preferred stock                                --              (19,022)
      Proceeds from exercise of stock options and warrants                               376,949               13,000
      Proceeds from notes payable                                                        803,160              665,926
      Principal payments on notes payable                                                (24,160)            (114,235)
                                                                                     -----------          -----------
                              Net cash provided by financing activities                1,155,949              565,669
                                                                                     -----------          -----------

CASH AND EQUIVALENTS PROVIDED DURING PERIOD                                               20,944              (30,409)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                 15,242               40,869
                                                                                     -----------          -----------
CASH AND EQUIVALENTS, END OF PERIOD                                                  $    36,186          $    10,460
                                                                                     ===========          ===========

SUPPLEMENTAL DISCLOSURES AND
    CASH FLOW INFORMATION:
      Cash paid during the period for:
            Interest                                                                 $    34,544          $     2,432

                           BAYWOOD INTERNATIONAL, INC.


STATEMENT OF INFORMATION FURNISHED

         The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

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

                           BAYWOOD INTERNATIONAL, INC.



            PRODUCT NAME                             TARGETED FUNCTION
 Dr. Harris' Original Snore Formula                  Relief of Snoring
Dr. Harris' Original Allergy Formula                Relief of Allergies
             N-Cal(TM)                                  Weight Loss
         Super Joints(TM)                    Joint and Connective Tissue Health

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

        PRODUCT NAME                                      FUNCTION
SAMe (S-Adenosyl-Methionine)                   Emotional Health and Well Being
    Colostrum IgG30 1000                      Immune System Support and Energy
          MSM 1000                           Joint and Connective Tissue Health

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

RESULTS OF OPERATIONS

         Net sales for the three and nine months ended September 30, 2000 were $397,063 and $1,275,346, respectively, compared to net sales of $132,289 and $182,943 for the same periods last year, an increase of $264,774 or 200% and $1,092,403 or 597%, respectively. This increase is due to the expanded sales of the Company's product lines, PURECHOICE(TM) and SOLUTIONS(TM). The Company's objective is to become a recognized leader in the provision of high quality brand name natural products that are marketed in niche market segments in which its products can be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(TM) and SOLUTIONS(TM) lines and the establishment of other branded lines that can be marketed and sold into consumer channels. Such consumer channels include health food, pharmacy, grocery and drug chains, mail order and internet distribution. The Company considers its biggest potential to involve the development and marketing of a broad base of consumer products that support a natural lifestyle rather than a specific category of natural products. Through consistent active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of product lines it develops. Additionally, the Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands,

                           BAYWOOD INTERNATIONAL, INC.


and developing creative and cost-effective marketing and advertising programs.

         The Company's gross profit margin for the three and nine months ended September 30, 2000 was 61.5% and 59.6%, respectively, compared to 52.2% and 48.1% for the same periods last year. The variation in gross profit margin in the nine month period is due to the dramatic change in the Company's product lines that are currently being sold compared to periods prior to July 1999. In addition to this change in product lines, the significant shift in distribution channels has impacted the Company's gross profit margins based on such factors as discounts and promotions that are often utilized as part of the Company's marketing programs. For the three months ended September 30, 2000, the increase in gross margin compared to the same period last year is due to the Company's sales of some higher margin products as part of its sales mix for the period.

         Selling, general and administrative expenses for the three and nine months ended September 30, 2000 were $535,154 and $1,626,614, respectively, compared to $354,740 and $763,286 for the same periods last year. Overall corporate expenditures related to general and administrative overhead have decreased significantly as a percentage of sales compared to the same period last year while marketing expenditures have increased including advertising, sales salaries, commissions, royalties and new product development expenses. Royalties, advertising and promotional expenses related to the launch of new products within the Company's new product lines were the largest portion of selling, general and administrative expenses for the nine months ended September 30, 2000 totaling approximately $690,000. Management anticipates that a considerable portion of the promotional expenses associated with bringing the Company's new products to the market in the first nine months of 2000 will not recur in future periods. More specifically, while the amount of such expenditure may grow as the Company's revenues grow, the amounts as a percentage of sales will decrease considerably. In addition, now that the Company's products are being sold into approximately 11,000 stores, the further development of those customers will come from the introduction of new products rather than the promotional expenses associated with gaining initial distribution.

         There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

         Net loss for the three and nine months ended September 30, 2000 was $(326,579) or $(.01) per share and $(948,878) or $(.03) per share, respectively, compared to a net loss of $(314,545) or $(.01) per share and $(741,236) or $(.01) per share for the same period last year.

         For the three and nine months ended September 30, 2000, the "Year 2000 Issue" did not present any operational problems for the Company and did not materially effect the Company's relationships with customers, vendors and others. The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The Company also relies on standard office productivity software which is represented as being Y2K compliant.

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

                           BAYWOOD INTERNATIONAL, INC.


a material impact on the Company's financial position.

OTHER INFORMATION

         Interest Expense was $35,917 and $109,999 in three and nine months ended September 30, 2000. The increase is due to the Company's interest expense incurred from interest on notes payable to officers, directors and other third parties.

         Under the terms of note payable and convertible debenture agreements with certain officers, directors and third parties, the Company has granted warrants to purchase the Company's common stock. In most cases, the warrants accrue to the noteholders after the six month term of the notes and are thereafter exercisable by the noteholders at prices ranging from $0.08 to $0.24 per share. As of September 30, 2000, approximately $1,355,000 has been borrowed from these parties and approximately 2,700,000 warrants have been accrued under them.

         Any interest income for the three and nine months ended September 30, 2000 was generated from the Company's invested cash balance in interest-bearing money market accounts.

         Management anticipates that a considerable portion of the promotional expenses associated with bringing the Company's new products to the market in the first nine months of 2000 will not recur in future periods. More specifically, while the amount of such expenditures may grow as the Company's revenues grow, the amounts as a percentage of sales will decrease considerably. In addition, now that the Company's products are being sold into approximately 11,000 stores, the further development of those customers will come from the introduction of new products rather than the promotional expenses associated with gaining that initial distribution. While the Company anticipates that it will incur additional promotional expenses as it gains new customers, the amounts as a percentage of sales will also decrease over time.

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

CAPITAL EXPENDITURES

         During the nine months ended September 30, 2000, the Company incurred $103,005 in capital expenditures for computers, equipment and fixtures. As of September 30, 2000, the Company had no material commitments for capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

         As of the nine months ended September 30, 2000, the Company had $608,205 in current assets of which $443,079 or 72.9% was cash and receivables. Total current liabilities including notes payable and convertible debentures for the same period totaled $2,552,126. Management considers its relationship to all of its noteholders to be close. The terms of the debt with the officers, directors and third parties are such that it is

                           BAYWOOD INTERNATIONAL, INC.


classified as current liabilities as of September 30, 2000.

         As the Company grows, management continuously analyzes the alternatives for maintaining and raising capital in order to properly fund the Company's working capital needs and to significantly increase the Company's sales growth of new products into new distribution channels. Certain officers, directors and third parties have funded operations in 1999 and the first nine months of 2000 with whom the Company maintains a close relationship. Management expects that the Company may require $500,000 to $1,000,000 in additional financing in the coming six to nine months to support the level of growth that management believes can be achieved. The Company's needs for operating capital are being supplemented by the increasing cash flow from its growing business which is now currently covering the Company's general operating overhead. In addition, the nature of the Company's business is such that its higher marketing expenses can be curtailed, if needed, in order to bring the Company's cash flow to a more manageable level. Historically, management has been successful in raising the necessary capital to fund the Company's growth and believes that it will continue be successful in raising the funds required to meet its obligations. However, there can no assurances that the cash can be successfully raised. As is the case with any growth company, if the Company cannot raise the capital, the effect may be that the Company will not meet its projections.

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


BAYWOOD INTERNATIONAL, INC.
(Registrant)



By: /s/ Neil Reithinger                               Date:  November 14, 2000
    -----------------------------
Neil Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION

  27.1            Financial Data Schedule