Form 10KSB
period 2000-12-31
BAYWOOD INTERNATIONAL INC
filed 2001-04-02
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

  ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000
                           Commission file No. 0-22024

                           BAYWOOD INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                       77-0125664
--------------------------------------------------------------------------------
    (state or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          14950 North 83rd Place, Suite 1
              Scottsdale, Arizona                               85260
--------------------------------------------------------------------------------
      (Address of principal executive offices)                (Zip Code)


         Issuer's telephone number, including area code:  (480) 951-3956

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

       Issuer's revenues for its most recent fiscal year were $1,609,523.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $1,985,404 as of March 26, 2001.

    The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 26, 2001 was 28,104,116.

                           BAYWOOD INTERNATIONAL, INC.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS
                                -----------------


Item  1  -  Description  of  Business . . . . . . . . . . . . . . . . . . . .  4
            General . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
            Company  Objective  and  Mission  . . . . . . . . . . . . . . . .  4
            Products  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
            Growth  Strategy  . . . . . . . . . . . . . . . . . . . . . . . .  7
            International . . . . . . . . . . . . . . . . . . . . . . . . . .  8
            Manufacturing  and  Quality  Control  . . . . . . . . . . . . . .  8
            Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . .  8
            Market  and  Competition  . . . . . . . . . . . . . . . . . . . .  9
            Risk  Factors . . . . . . . . . . . . . . . . . . . . . . . . . .  9
            Trademarks  and  Patents  . . . . . . . . . . . . . . . . . . . . 11
            Employees   . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item  2  -  Description  of  Property . . . . . . . . . . . . . . . . . . . . 12
Item  3  -  Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 12
Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders . . . 12
Item  5  -  Market  for  Common  Equity  and Related Stockholder Matters  . . 12
Item  6  -  Management's  Discussion  and  Analysis or Plan of Operation  . . 14
Item  7  -  Financial  Statements  and  Supplementary  Data . . . . . . . . . 18
Item  8  -  Changes in and Disagreements with Accountants on Accounting and
            Financial  Disclosure . . . . . . . . . . . . . . . . . . . . . . 18
Item  9  -  Directors, Executive Officers, Promoters and Control Persons;
            Compliance  with  Section  16(a)  of  the  Exchange  Act  . . . . 18
Item 10  -  Executive  Compensation . . . . . . . . . . . . . . . . . . . . . 20
Item 11  -  Security Ownership of Certain Beneficial Owners, Management and
            Changes  in  Control  . . . . . . . . . . . . . . . . . . . . . . 21
Item 12  -  Certain  Relationships  and  Related  Transactions. . . . . . . . 23
Item 13  -  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . 23

                 "CAUTION REGARDING FORWARD-LOOKING STATEMENTS"

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S BUSINESS STRATEGY AND OBJECTIVES AND FUTURE FINANCIAL POSITION, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND INVOLVE RISKS AND UNCERTAINTIES.
ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH THESE FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN THE FOLLOWING SECTION, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT INCLUDING THOSE ITEMS DISCUSSED IN ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT.

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

                                     PART  I

Item  1  -  Description  of  Business
-------------------------------------

GENERAL

     Baywood International, Inc. (the "Company"), is a consumer products company specializing in the development, marketing and distribution of its own brands of nutraceuticals. The Company's product lines are marketed under the brand names PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

     Between 1992 and 1998, the Company had directed most of its sales efforts toward international markets and had established either distribution or registration of its products into certain Pacific Rim and European Countries.
Prior to 1998, the Company's product lines had not been expanded in order to capture the domestic market. As a result, the Company relied on the continued distribution of one main product to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases which caused a dramatic decrease in the Company's sales for 1998.

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on proprietary brand lines across all retail channels, both domestically and internationally. As a result, the Company was completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, the Company is focused on strengthening the marketing and sales of its branded product lines, PURECHOICE(TM), SOLUTIONS(TM), Complete La Femme(TM) and any other branded lines the Company chooses to develop, in the United States into all retail channels and internationally through relationships with distributors.

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480) 951-3956 and its web address is www.bywd.com.
                                      ------------

COMPANY  OBJECTIVE  AND  MISSION

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(TM), SOLUTIONS(TM), Complete La Femme(TM) lines and any other branded lines the Company chooses to develop that can be marketed and sold into retail channels, both domestically and internationally. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company intends to focus on the development and marketing of a broad base of nutraceuticals rather than a specific category of products. Through active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of product lines it develops. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs.

THE  COMPANY'S  MISSION  IS:

     Make LIFE Better(TM) through the development of high quality consumer products that consumers demand while providing the highest accessibility amongst all consumer channels.

PRODUCTS

     The Company's products consist of three (3) nutraceutical brand lines, PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM). The number of different products within each line varies depending on the types of products that the Company decides to develop from time to time. In addition, variable factors such as counts and sizes of each product that the Company chooses to develop may make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. The Company often incorporates product displays for its products that hold from six (6) to twenty (20) bottles of each product as a marketing aid to help its retail customers display and sell the products to their consumers. Currently, the Company's PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM) lines contain ten (10) products. The total number of SKU's totals approximately forty (40).

SOLUTIONS(TM)

     This line of products is formulated with what the Company considers the most effective ingredients and dosages to target specific needs and conditions of consumers. Ingredients may vary from botanicals, herbs, vitamins and other organic compounds. SOLUTIONS(TM) currently includes the following products:

            PRODUCT NAME                            TARGETED FUNCTION
            ------------                            -----------------
 Dr. Harris' Original Snore Formula                 Relief of Snoring
Dr. Harris' Original Allergy Formula               Relief of Allergies
              N-Cal(TM)                         Weight Loss (Fat Blocker)
          Super Joints(TM)                 Joint and Connective Tissue Support
        Cal-Mag Plus FIZZ(TM)         Effervescent Calcium and Magnesium Supplement

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

     N-Cal(TM). This is a weight loss/management product that contains a new form of chitosan called LIPOSanULTRA(TM), which binds with dietary fats making them nonabsorbable, thus allowing the body to pass them through the digestive tract instead of entering into the system. Two (2) inherent problems that N-Cal(TM) attempts to overcome that are associated with other chitosan-based products are (1) chitosan takes over an hour to become fully soluble in stomach acid, making it ineffective if the user does not remember to take it an hour before each meal and (2) the user has to take up to 8 capsules of chitosan before each meal.

     Super Joints(TM). This formula is designed to be a fast-acting and potent joint formula. It combines combination of Glucosamine, MSM, Chondroitin, Boswellin Extract and a patented blend of enzymes that provide effective short, medium and long term relief. Glucosamine HCL supports the creation of hyaluronic acid and synovial fluid that lubricate the joint and also provides the building blocks that are believed to help repair damaged cartilage. Chondroitin Sulfate works with Glucosamine allowing the Glucosamine to enter the inflamed joint better and faster. MSM, among other things, arrests inflammation and is used as a natural pain reliever. Boswellin Extract has primarily been researched in Europe and Asia and has demonstrated its ability to alleviate joint pain and has been known to reduce swelling and to maintain blood supply to inflamed joints, allowing for better mobility and reduced pain. The Proprietary Joint Enzyme Blend, Bromelain, Peptizyme SP and Papaine, are designed to be effective at reducing joint inflammation rapidly. This unique enzyme blend works synergistically with our other ingredients to offer quick relief, faster absorption and long term care.

     Cal-Mag Plus FIZZ(TM). This is an effervescent blend of calcium and magnesium that contains its nutrients in a more highly bioavailable form which is gentler to the stomach, and often more suitable than solid supplements, especially for children and the elderly. The blend consists of four (4) different forms of ionized calcium in an effervescent formula. The product also contains Vitamin D, Vitamin B Complex, Potassium, Selenium and Boron.

PURECHOICE(TM)

     This line is composed of single ingredient products that target the needs of the consumer for a specific product in the marketplace. Where the SOLUTIONS(TM) line may combine a variety of ingredients to target a specific ailment, PURECHOICE(TM) may include only one component for the consumer to choose. Single ingredients may include, but are not limited to, vitamins, minerals, herbs, botanical extracts or other organic sulfur and non-sulfur compounds. PURECHOICE(TM) currently includes the following products:

                PRODUCT NAME                         FUNCTION
                ------------                         --------
        SAMe (S-Adenosyl-Methionine)        Joint and Emotional Health
            Colostrum IgG30 1000         Immune System Support and Energy
                  MSM 1000              Joint and Connective Tissue Support

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

     Colostrum IgG 30 1000. Colostrum is the clear liquid that a mammal produces before their breast milk comes in. It is the first food a cow produces upon the birth of a calf and flows for approximately 48 hours, during which time its contents gradually change from colostrum to milk. As the first 12-hour collection, it is the most important containing the highest content of immunoglobulins (anti-bodies) and other immune boosting and energizing elements. While humans get at least 90% of their immune factors passed on before birth through placenta feeding, a calf is born with no immunity to airborne, disease-causing organisms. Therefore a calf must have colostrum to "kick start" its immune system. Because of this post partum, external delivery system, the contents of colostrum are extremely concentrated. In fact, colostrum contains at least 10 to 20 times more immune and other relevant health boosting factors than found in human colostrum.

     MSM 1000(TM). MSM is a naturally-occurring sulfur compound found in our bodies as well as in many common beverages and foods, including milk, coffee, tea and green vegetables. In its purified form, it is an odorless, white, water soluble crystalline solid and is one of the least toxic substances in biology, similar in toxicity to water. Naturally-occurrung sulfur, such as that found in MSM, is not similar to inorganic sulfides, sulfites and sulfates to which many people are allergic. Some of sulfur's essential functions include maintaining structure of the proteins in the body, helping the formation of keratin which is essential for hair and nail growth, aiding in the production of immunoglobulin which maintains the immune system, and catalyzing the chemical reactions which change food into energy. Sulfur, the eighth most abundant element in the human body, has a long history as a healing agent. While sulfur's natural anti-inflammatory properties have shown benefits for a range of health problems, much is still unknown about precisely how it works in the body.

Complete  La  Femme(TM)

     This line offers an array of proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme(TM) emphasizes health for the whole self rather than a specific category of natural products such as dietary supplements. Products under Complete La Femme(TM) currently include:

       PRODUCT NAME                          FUNCTION
       ------------                          --------
Breast Enhancement Formula    Hormone Balancing, PMS Support and Breast Enhancement
       Perfect Lips                       Lip Enhancement

     Breast Enhancement Formula. This formula is designed for all-natural hormone balancing. As a function of balancing female hormones, the product assists in alleviating pre-menstrual syndrome (PMS) symptoms while increasing the size of the woman's breasts. The product contains 100% natural-herbal ingredients and also assists in maintaining a healthy and level mood.

     Perfect Lips(TM). This is a cosmetic product for human lips which has been developed from a patented natural tripeptide, Gly-His-Lys, stabilized and rendered bioavailable by being coupled to a palmitoyl residue. This natural peptide has demonstrated its efficacy in restructuring the connective tissue by stimulating the production of collagen by (+350%) and of the glycosaminoglycans (+146%).

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

GROWTH  STRATEGY

     The Company will continue to seek sales increases by internal growth of the Company's existing products and any new products that it may develop from time-to-time. Management feels that the potential for internal growth from existing and new product development remains substantial due to the continued recognition and potential of natural based compounds for consumer benefit for either condition specific applications or for everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels which the Company attempts to penetrate, management believes that it can accomplish sales increases by the continued penetration of existing products and the introduction of new products. Currently, the Company estimates that it has penetrated less than 5% of retail channels.

INTERNATIONAL

     Certain of the Company's brands are sold in Canada, Turkey and Asia. Sales in Canada and Turkey are conducted through distributors who service various retail outlets in their respective territories.

     In October of 2000, Francis Choi, the Company's single largest shareholder, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Although sales to HKTPCO were not material as of December 31, 2000, management believes that this will produce a considerable amount of revenue for the Company in future periods. This individual was also appointed to the Company's Board of Directors subsequent to December 31, 2000.

MANUFACTURING  AND  QUALITY  CONTROL

     The Company uses third-party manufacturers for all of its products. Currently, the Company utilizes five different manufacturers who manufacture and package the Company's products according to formulas and packaging guidelines that the Company dictates. In addition and in order to minimize the cost of goods, the Company may elect to purchase raw materials directly from various raw material suppliers and have them shipped to its manufacturers so that the Company may incur only tableting, encapsulating and/or packaging costs and avoid the additional mark-up associated with purchasing finished product. Manufacturing delays could cause disruption in the Company's ability to timely receive shipments and fill orders which could adversely affect its business. However, if this occurs, the Company believes that other contract manufacturers could be quickly secured if any of its current contractors cease to perform adequately.

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

DISTRIBUTION

     The Company's product lines are marketed under the brand names PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company's products reach these retail channels either through distributors or through direct shipments from the Company. The Company also utilizes brokers as needed for grocery and drug chain accounts. Currently, only one (1) customer accounts for more than 10% of the Company's sales.

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

MARKET  AND  COMPETITION

     The market for nutraceuticals is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

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

RISK  FACTORS

     The Company's business is subject to a number of risks. In addition to the other information contained in this Form 10-KSB, the following risk factors are also outlined:

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

     Volatility of Stock Price. The trading price of the Company's common stock could be subject to significant fluctuations in response to variations in the results of the Company's operations, its financial position, general trends in the consumer products industry, the relative iliquidity of the Company's common stock and stock market conditions generally.

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

TRADEMARKS  AND  PATENTS

     The establishment and continued recognition by the marketplace of the Company's trademarks is of material importance to its business. In fiscal year 2000, substantially all of the Company's net sales were from products bearing the PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM) brand names.

     From time to time, the Company registers its principal brand names in the United States and certain foreign countries. Sometimes, however, the names used to describe some of the Company's products are either too generic or commonplace to register. One example is S-Adenosyl-Methionine (SAMe) which is the name of the raw material in the product and can be used by other companies in the industry. No assurance can be provided that the steps the Company takes to protect its proprietary rights in its brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for the Company's product lines. The laws and the level of enforcement of such laws in certain foreign countries where the Company markets its products often do not protect the Company's proprietary rights in its products to the same extent as the laws of the United States. Because of the rapid pace of the natural product industry's development, the Company believes that the legal protection for its products is less significant to the Company's success than the knowledge, technical expertise and marketing skills of the Company's personnel, the frequency of product expansion and pace of market penetration.

     Additionally, as the Company licenses certain intellectual property from third parties, it can provide no assurance that these third parties can successfully maintain their intellectual property rights. The sales of certain of the Company's products rely on its ability to maintain these licensing agreements. If the Company loses the right to use these licenses, its business could be adversely affected.

EMPLOYEES

     At December 31, 2000, the Company had fifteen (15) full-time employees. Consultants are utilized as needed in marketing and sales. Commissioned personnel include personnel that the Company may hire from time to time in sales and marketing.

Item  2  -  Description  of  Property
-------------------------------------

     The Company's principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. The Company leases approximately 7,800 square feet of office space under an operating lease that expires on July 31, 2003. Management believes that its facilities will provide sufficient capacity to handle the Company's growth in the coming year. The future minimum lease obligation for the remaining term of the lease through July 2003 is $200,581.

The  Company  holds  no  other  real  estate  interests.

Item  3  -  Legal  Proceedings
------------------------------

     As  of  the  date  hereof,  the  Company  has  no  pending  litigation.

Item  4 - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART  II

Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     The Company's common stock under the registered name of Baywood International, Inc. was first quoted in May of 1992, and began trading on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BYWD".

     Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last eight quarters:

Year  Ended  December  31,  2000     High     Low
--------------------------------     ----     ---

March  31,  2000                     .52      .20
June  30,  2000                      .50      .17
September  30,  2000                 .30      .16
December  31,  2000                  .20      .08

Year  Ended  December  31,  1999
--------------------------------

March  31,  1999                     .30      .03
June  30,  1999                      .34      .13
September  30,  1999                 .34      .19
December  31,  1999                  .31      .20

     The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

     As of December 31, 2000, there were approximately 680 holders of record of the Company's common shares not including those shares held in street name.

     The Company has not paid dividends on its common shares and has no intention of paying dividends in 2001. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will necessarily be dependent on the earnings, financial condition, capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant.

RECENT  SALES  OF  UNREGISTERED  SECURITIES;

     Sale of Class E Preferred Shares. On December 30, 2000, the Company sold 800,000 shares of its Class "E" Preferred Shares (the "Preferred Shares") and warrants to purchase 4,000,000 shares of the Company's restricted common stock at $0.20 per share (the "Warrants") without registration under the Securities Act. The Preferred Shares and Warrants were sold to Francis Choi, the Company's major shareholder. The purchase price for the Preferred Shares and Warrants was $800,000.00 in cash, payable in installments as follows: $500,000.00 in cash was paid to the Company in the year ended December 31, 2000; $150,000.00 in cash was paid to the Company on January 11, 2001; and $150,000.00 in cash was paid to the Company on March 25, 2001. The full purchase price for the Preferred Shares and Warrants has been paid by Mr. Choi. There were no underwriting commissions or discounts associated with the sale of the Preferred Shares or Warrants to Mr. Choi.

     The Preferred Shares have a par value of $1.00 and a 15% per annum cumulative dividend. The Preferred Shares are redeemable at the option of Mr. Choi at par value. Each share of the Preferred Shares may be converted, at the option of Mr. Choi, into ten shares of restricted common stock of the Company.

     The Company has claimed an exemption from registration of the sale for the Preferred Shares and Warrants to Mr. Choi under Rule 506 of Regulation D of the Securities Act. The Company relied on its knowledge of Mr. Choi and his execution of a Subscription Agreement affirming that he is an "accredited investor" under Regulation D of the Securities Act.

     The proceeds from the sale of the Preferred Shares and Warrants were used by the Company for general corporate purposes.

     Sale of Common Stock and Warrants. On or about December 15, 2000, the Company sold, pursuant to a private placement, 2,475,000 shares of restricted common stock in the Company and warrants to purchase 1,237,500 shares of restricted common stock of the Company without registration under the Securities Act. The private placement was effected through the sale of units (the "Units"). Units consisting of two shares of restricted common stock of the Company and a warrant to purchase one common share of the Company's restricted common stock at an exercise price of $0.20 per common share. The Company sold 1,237,500 Units at a purchase price of $0.20 per Unit. There were no underwriters involved in the offering and the securities were not publicly offered for sale. The securities were sold to "accredited investors," as defined in Regulation D of the Securities Act. 250,000 Units were sold to three individuals including one officer of the company for cash, for a total offering price of $50,000.00. There were no underwriting discounts or commissions in connection with the Private Placement.

     In addition, 987,500 Units were privately sold for services rendered or to be rendered. In particular: (i) three hundred eighty seven thousand five hundred (387,500) Units were sold to the President and Chief Executive Officer of the Company, Mr. Neil Reithinger, in lieu of the payment of $77,500.00 in accrued salary that was due and owing Mr. Reithinger for the payment of salary for the period of January 1999 through October 1, 2000; (ii) three hundred fifty thousand (350,000) Units were sold to the vice president of the Company, Mr. Karl Rullich, in lieu of the payment of $70,000.00 in salary that was due and owing Mr. Rullich for the period of January 1999 through October 1, 2000; and
(iii) 250,0000 of the Units were reserved by the Company for issuance to Success Unlimited, Inc. in lieu of payment for marketing services to be provided by Success Unlimited, Inc. to the Company. Under the agreement with Success Unlimited, Inc., 20,833 of the Units will be transferred to Success Unlimited, Inc. by the Company each month, for a period of 12 months, in lieu of payment of any amounts due to Success Unlimited, Inc. under a Marketing Services Agreement dated as of December 2000.

     The Company believes that the sale of the Units is exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the Securities Act. The Company relied upon its knowledge of each of the purchasers and information provided in the Subscription Agreements executed by each of the persons acquiring Units, affirming that they were "accredited investors" under Regulation D of the Securities Act.

     The proceeds from the Private Placement were utilized by the Company for funding of general corporate purposes.

Item  6  -  Management's  Discussion  and  Analysis or Plan of Operation
------------------------------------------------------------------------

INTRODUCTION

     Except for the historical information contained herein, the discussion in this Annual Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. Words such as "believe," "may," "could," "expects," "likely," variations of these words, and similar expressions, are intended to identify such forward-looking statements. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in the section entitled "General," as well as those discussed in this Item and elsewhere in this Annual Report.

GENERAL

     The Company is a consumer products company specializing in the development, marketing and distribution of its own brands of nutraceuticals. The Company's product lines are marketed under the brand names PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. At this time, the Company is focused on strengthening the marketing and sales of its branded product lines, PURECHOICE(TM), SOLUTIONS(TM), Complete La Femme(TM) and any other branded lines the Company chooses to develop, in the United States into all retail channels and internationally through relationships with distributors.

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

RESULTS  OF  OPERATIONS

     The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated.

                                           2000       1999
                                               %          %
Net  Sales                                100.0      100.0
Cost  of  Sales                            67.4       74.8
                                        --------   --------
Gross  Profit                              32.6       25.2
S,  G  &  A  Expenses:
     Marketing                             67.9      139.0
General  and  Administrative               62.4      104.8
Depreciation  and  Amortization             1.0         .3
                                        --------   --------
Other  (Income)  and  Expense  -  net      23.1       29.1
                                        --------   --------
Loss  Before  Income  Taxes              (121.8)    (247.9)
Income  Tax  Provision                        -          -
Net  (Loss)                              (121.8)    (247.9)
                                        ========   ========

COMPARISONS  OF  YEAR  2000  TO  1999:

     Net sales for the year ended December 31, 2000 were $1,609,523 compared to net sales of $463,590 for the year ended December 31, 1999, an increase of 247.2%. The increase in net sales is due to the increased distribution and growth of the Company's brands, PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM), which the Company is distributing through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers.

     The Company has focused on building a broader customer base so that its historical reliance on a few major customers is lessened and so that the volatility of sales from quarter to quarter is decreased. The Company is continuing to broaden its customer base through the introduction of other new products under its PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM) lines into retail channels and through the continued support of the Company's advertising and promotional programs.

     The Company's gross profit margin for the year ended December 31, 2000 was 32.6% compared to 25.2% for the same period last year. The variation in gross profit margin is due to such factors as discounts and promotions that had been utilized as part of introducing and continuing to implement the Company's product lines into domestic retail channels.

     Selling, general and administrative expenses for the year ended December 31, 2000 were $2,097,215 compared to $1,130,312 for the same period last year, an increase of 85.5%. While overall corporate expenditures as a percentage of sales have decreased compared to the same period last year, the Company incurred additional marketing and promotional expenditures as part of building the distribution of its brands into retail channels. Advertising, promotions and expenses related to new products and program development were the largest portion of selling, general and administrative expenses for 2000 totaling approximately $606,000. Specifically, the Company had focused its advertising on print in trade and consumer publications and public relations appearances to promote its products. The Company also utilizes radio, television and certain media channels to promote its products from time to time.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for year ended December 31, 2000 was $(1,958,951) or $(0.07) per share compared to a net loss of $(1,149,385) or $(0.04) per share for the same period last year.

     The Company's reliance on computer information systems is such that it does not anticipate that the "year 2000 problem" will have any material, adverse effect on its financial condition, operation or financial statements. The Company is not aware of any significant problems being encountered by its customers and vendors.

OTHER  INFORMATION

     Interest Expense was $324,948 and $101,981 in 2000 and 1999, respectively. The increase is due to the Company's interest expense incurred from interest on notes payable to officers, directors and third parties. In addition, certain beneficial conversion features as part of these notes payable at the date of issuance were valued at $237,857 and $37,973 for the years ended December 31, 2000 and 1999 respectively, and is recorded as a discount to the face value of the debt. The discount is being amortized to interest expense over the one-year term of the notes resulting in an effective interest rate of approximately 45% for the year ended December 31, 2000 and 20% for the year ended December 31, 1999. Amortization of the discount was $155,536 and $22,165 for the years ended December 31, 2000 and 1999 respectively (See Note 13).

     The Company accounted for its approximately 15% interest in BII Acquisition Company using the cost method. The Company determined that its investment in BII Acquisition Company was impaired due to the lack of its ability to demonstrate it would perform its original mission of finding prospective merger and acquisition targets and raise capital to complete those prospective transactions. The Company wrote off its $75,000 investment in BII Acquisition Company in the year ended December 31, 2000.

     The Company's investment in Baywood Nutritionals, S.A. incurred costs which contributed to a net loss in the equity of the investment in the amount of $40,028 for the year ended December 31, 1999. The Company had accounted for its approximately 41% interest in Baywood Nutritionals, S.A. using the equity method. The Company wrote off its investment in Baywood Nutritionals, S.A. in the year ended December 31, 1999, due to lack of the entity's ability to demonstrate the generation of substantive revenue.

     Interest income for 2000 of $1,535 was generated from the Company's invested cash balance in interest-bearing money market accounts.

     The Company expects its expenditures for marketing costs to increase as it attempts to diversify its customer base and expand in the domestic market. Although the Company intends to continue advertising and promoting more heavily in domestic programs, it will be selective in its expenditures for marketing related items.

     The market for the natural products industry is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

CAPITAL  EXPENDITURES

     During 2000 and 1999, the Company incurred $70,849 and $19,880 in capital expenditures for computers and equipment, respectfully. As of December 31, 2000, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2000, the Company had $394,489 in current assets of which $293,864 or 74.5% was cash and receivables. Total current liabilities for the same period totaled $2,475,714. This represents a ratio of current assets to current liabilities of .16 at December 31, 2000. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance.

     During the year ended December 31, 2000 the company incurred a net working capital deficiency of approximately $1,300,000 from operations. The Company's needs for cash throughout 1999 and 2000 had primarily been funded by certain officers, directors and third parties through loans, the exercise of stock options and warrants and private placements to the Company. The terms of the debt with the officers and directors are such that it is classified as current liabilities as of December 31, 2000.

     Management is attempting to generate positive cash flows as the Company grows by maintaining costs. However, the Company will require increasing cash flows to finance its needs for inventory to successfully build the distribution of its products into the marketplace. Management believes that it will require approximately $500,000 in the next six to twelve months to meet its obligations for growth and that it will be successful in raising such funds. However, there can no assurances that the cash can be successfully raised. If the Company cannot raise the capital, the effect may be that the Company will not meet its projections for growth.

YEAR  2000  ISSUES

     For the year ended December 31, 2000, the "Year 2000 Issue" did not present any operational problems for the Company and did not materially effect the Company's relationships with customers, vendors and others. The "Year 2000 Issue" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The Company also relies on standard office productivity software which is represented as being Y2K compliant.

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

Item  7  -  Financial  Statements  and  Supplementary  Data
-----------------------------------------------------------

     An audited balance sheet for the year ended December 31, 2000 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 are set forth commencing on page F-1.

Item  8  -  Changes  in  and  Disagreements  with  Accountants on Accounting and
--------------------------------------------------------------------------------
            Financial  Disclosure
            ---------------------

     None

                                    PART  III

Item  9  -  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
-------------------------------------------------------------------------------
            Compliance  with  Section 16(a) of the Exchange Act
            ---------------------------------------------------

Directors  and  Executive  Officers

         NAME           AGE  POSITION(S)  OR  OFFICE(S)  HELD
         ----           ---  --------------------------------

Neil  T.  Reithinger     31  Chairman  of  the Board, President &
                             Chief  Executive Officer
Karl  H.  Rullich        67  Vice-President, Secretary & Director
Glen  Holt               71  Director
Dr. Michael B. Shapiro   46  Director

     Mr. Neil T. Reithinger has been the Company's Chairman of the Board, President and Chief Executive Officer since April 3, 1998 and previously served as Interim President from December 10, 1997. He was elected as a Director on February 18, 1997. He was elected Chief Financial Officer, Secretary and
Treasurer on October 28, 1996. Mr. Reithinger had been Controller of the Company since January 1994. Prior to joining the Company and from July 1992 through December 1993, Mr. Reithinger worked for Bank of America. He received a Bachelors degree in accounting from the University of Arizona in 1992 and his certification as a Certified Public Accountant in 1996.

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

     On February 26, 2001, Dr. Michael B. Shapiro and Glen Holt tendered their resignations from the Board of Directors of the Company. In March 2001, O. Lee Tawes III, Francis Choi and Samuel Lam were appointed to serve on the Board of Directors of the Company until the 2001 Annual Meeting of Shareholders.

     Mr. O. Lee Tawes, III was nominated to the Board of Directors of the Company on March 2001. Since 1999, he has been the Managing Director of Research for C.E. Unterberg, Towbin, an investment and merchant banking firm specializing in high growth technology companies. Mr. Tawes came to C.E. Unterberg, Towbin from CIBC World Markets, where he was Director of Equity Research from 1991 to 1999. He was also Chairman of the Stock Selection Committee at CIBC, a member of the firm's Executive Committee, and Commitment Committee. From 1972 to 1990, Mr. Tawes was an analyst covering the food and diversified industries at Goldman Sachs & Co. from 1972 to 1979, and Oppenheimer from 1979 to 1990. As food analyst, he was named to the Institutional Investor All America Research Team five times from 1979 through 1989. Mr. Tawes is a graduate of Princeton University and received his MBA from Darden School at the University of Virginia.

     Mr. Francis Choi was nominated to the Board of Directors of the Company on March 2001. He is the Company's major shareholder and is the Chairman and sole shareholder of Early Light International (Holdings), Ltd., one the three largest toy manufacturers in Hong Kong which he began building over 30 years ago. As a well-known and experienced toy manufacturer in the industry and an entrepreneur, Mr. Choi also holds executive positions in various toy associations and is the Chairman of E. Lite (Choi's) Holdings, Ltd., a company that owns and manages real property in Hong Kong, China and the United States. In addition and as part of his diversified investment holdings, Mr. Choi is also is the Chairman of Trustful Securities, Ltd. and Hong Kong Trustful Pharmaceutical, Ltd., the Company's exclusive marketer and distributor for Asia. Since 1999, Mr. Choi has also been a committee member of Guangdong Committee of the Chinese People's Political Consultative Conference. Mr. Choi obtained his Masters Degree in Business Administration in 1988 and is now conducting his study for a doctorate degree at the Harbin Institute of Technology in China.

     Mr. Samuel Lam was nominated to the Board of Directors of the Company on March 2001. Mr. Lam has been the Managing Director of Hong Kong Trustful Pharmaceutical, Ltd. (the Company's exclusive marketer and distributor for Asia) since its formation in 2000, where he oversees the sales, marketing operations and development of distribution in Hong Kong, China and other Asian countries.
Mr. Lam joined Early Light Industrial, Ltd., one of the three largest toy manufacturers in Hong Kong, as Marketing Director from 1997 to 1999. Mr. Lam has been such company's Assistant Managing Director since January 2000. Prior to 1997, Mr. Lam was Assistant General Manager since 1992 at Inexo, Ltd., the exclusive distributor for Samsonite in Hong Kong and China. Prior to that, Mr. Lam had held various senior marketing positions for consumer products companies throughout the past 20 years including Inchcape Hong Kong, Ltd., a subsidiary of The Inchcape Group of the United Kingdom. He received his Bachelor of Commerce degree from Dalhousie University in Canada and has also earned the memberships of several management and marketing institutes in the United Kingdom.

Compliance  with  Section  16(a)  of  the  Exchange  Act

     Neither of the foregoing members of the Board of Directors, nor Dr. Shapiro or Mr. Holt who served on the Board of Directors of the Company from January 1, 2001 through the date of their resignation on February 26, 2001, have filed any Form 4's during the fiscal year ended December 31, 2000 and have not provided the Company with a written representation that no such forms were required.

Item  10  -  Executive  Compensation
------------------------------------

Summary  Compensation  Table

     Summary compensation information for Mr. Neil Reithinger, the Company's Chief Executive Officer for the year ended December 31, 2000 (the only "named executive officer" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1)), is as follows:

   (a)        (b)     (c)     (d)         (e)            (f)           (g)           (h)       (i)
                                     Other Annual/   Restricted    Securities
Name and                               Deferred        Stock        Underlying      LTIP    All Other
Principal           Salary   Bonus   Compensation      Awards     Options/SAR's   Payouts    Compen-
Position     Year     ($)     ($)         ($)            ($)           (#)           ($)    sation ($)
-----------  -----  -------  ------  --------------  -----------  --------------  --------  ----------
Mr.             00   17,500     -0-          42,500          -0-             -0-       -0-         -0-
Reithinger      99   15,000     -0-          45,000          -0-       2,500,000       -0-         -0-
CEO             98   57,000     -0-             -0-          -0-         100,000       -0-         -0-

DIRECTORS

Director  Compensation  Table

         (a)               (b)        (c)        (d)         (e)         (f) (2)
                                                                        Number of
                                                                        Securities
                          Annual              Consulting                Underlying
                         Retainer   Meeting   Fees/Other   Number of   Options/SARs
        Name             Fees ($)   Fees ($)   Fees ($)    Shares (#)      (#)
-----------------------  ---------  --------  -----------  ----------  -------------

Neil Reithinger                -0-       -0-          -0-         -0-     2,500,000

Karl Rullich                   -0-       -0-          -0-         -0-       500,000

Glen Holt (1)                  -0-       -0-          -0-         -0-           -0-

Dr. Michael Shapiro (1)        -0-       -0-          -0-         -0-           -0-

     (1) On February 26, 2001, Dr. Michael B. Shapiro and Glen Holt tendered their resignations from the Board of Directors of the Company.

     (2)     The vesting of these options is set forth in more detail in Item 11
- Security Ownership of Certain Beneficial Owners, Management and Changes in Control.

EMPLOYMENT  CONTRACTS

     There are currently no employment contracts, severance or change-in-control agreements with any of the named executive officers of the Company.

ADDITIONAL  INFORMATION  CONCERNING  THE  BOARD  OF  DIRECTORS  OF  THE  COMPANY

     During  the  year  ended December 31, 2000, the Board of Directors held two
(2) meetings. Four (4) out of four members attended both of the meetings, constituting a quorum. One (1) of the meetings was held via unanimous consent. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.

Item  11  -  Security  Ownership  of  Certain  Beneficial Owners, Management and
--------------------------------------------------------------------------------
             Changes  in  Control
             --------------------

     The following table sets forth certain information regarding shares of common stock beneficially owned as of March 26, 2001 by (i) each person or group, known to the Company, who beneficially owns more than 5% of the common stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 28,104,116 shares outstanding on March 26, 2001 plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:

     Security  Ownership  of  Certain  Beneficial  Owners

      (1)                (2)                    (3)              (4)
                 Name and Address of   Amount and Nature of    Percent
Title of Class     Beneficial Owner      Beneficial Owner     of Class
---------------  --------------------  ---------------------  ---------
Common           Francis Choi (1)                11,301,587       31.8%
                 Hong Kong, China

Preferred        Francis Choi (1)                   800,000       95.8%
                 Hong Kong, China

Common           Linda Lee (2)                    1,466,147        4.1%
                 Hong Kong, China

     (1) Mr. Choi is a citizen of Hong Kong, China. Mr. Choi holds 7,301,587 common shares, 800,000 shares of Class E Preferred Stock that are convertible into 8,000,000 restricted common shares of the Company and 4,000,000 warrants to purchase 4,000,000 restricted common shares of the Company at an exercise price of $0.20.

     (2) Ms. Lee is a citizen of Hong Kong, China. Ms. Lee holds 1,466,147 common shares.

     Security  Ownership  of  Management

      (1)                    (2)                       (3)              (4)
                     Name and Address of      Amount and Nature of    Percent
Title of Class        Beneficial Owner          Beneficial Owner     of Class
---------------  ---------------------------  ---------------------  ---------
Common           Neil Reithinger (1)(5)                  2,102,640        5.9%
                 Scottsdale, AZ

Common           Karl H. Rullich (2)(5)                  2,677,000        7.5%
                 Scottsdale, AZ

Common           Glen Holt (3)(5)                          447,752        1.3%
                 Encino, CA

Common           Dr. Michael Shapiro (4)(5)                252,500         (6)
                 Madison, WI

Common           All Officers and Directors              5,479,892       16.3%
                 as a Group (1) - (6)

     (1) Mr. Reithinger is the Company's Chairman of the Board, President and Chief Executive Officer. He holds 782,000 common shares, an option, granted January 29, 1997, which expires January 29, 2007 to purchase 20,000 common shares at $0.42 per share and an option, granted February 26, 1998, which expires February 26, 2008 to purchase 100,000 common shares at $0.13 per share and an option granted May 13, 1999, which expires May 13, 2009 to purchase 2,500,000 common shares at $0.15 per share with 300,000 options to purchase shares vesting immediately, 350,000 options to purchase shares vesting when revenues reach $3.0 million annually, 350,000 options to purchase shares vesting when the market price of the Common Stock reaches $1.00, 400,000 options to purchase shares vesting when revenues reach $5.0 million annually, 500,000 options to purchase shares vesting when revenues reach $10.0 million annually and 600,000 options to purchase shares when revenues reach $15.0 million annuallyMr. Reithinger also holds warrants to purchase 550,640 common shares at exercise prices ranging from $0.08 to $0.20 that were issued in connection with certain loans to the Company in 1999 and 2000. Members of Mr. Reithinger's immediate family hold approximately an additional 325,000 common shares for which Mr. Reithinger disclaims all beneficial interest and control.

     (2) Mr. Rullich is Vice-President, Secretary and a Director of the Company. Mr. Rullich beneficially owns 1,035,000 common shares, 505,000 shares of which are owned in joint tenancy with his wife, Florence Rullich. He also holds an option, granted January 29, 1997, which expires January 29, 2007, to purchase 25,000 common shares at $0.42 per share and an option, granted May 13, 1999, which expires May 13, 2009 to purchase 500,000 shares of Common Stock at $0.15 per share which expire May 13, 2009 with 150,000 options to purchase shares vesting immediately, 150,000 options to purchase shares vesting after one year of service and 200,000 options to purchase shares vesting after two years of serviceMr. Rullich also holds warrants to purchase 1,417,000 common shares at exercise prices ranging from $0.16 to $0.21 that were issued in connection with certain loans to the Company in the years ended December 31, 1998, 1999 and 2000.


     (3) Mr. Holt directly owns 125,000 common shares. He also beneficially owns 100,000 common shares held by his wife, Annette Funicello. He holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share and granted May 12, 1999, which expires May 12, 2009 to purchase 100,000 common shares at $0.15 per share. Mr. Holt also holds warrants to purchase 60,252 common shares at an exercise price of $0.23 that were issued in connection with certain loans to the Company in the year ended December 31, 1999.

     (4) Dr. Shapiro directly owns 30,000 common shares. He holds an option, granted July 7, 1998, which expires July 7, 2008 to purchase 62,500 common shares at $0.06 per share and granted May 12, 1999, which expires May 12, 2009 to purchase 100,000 common shares at $0.15 per share. Dr. Shapiro also holds warrants to purchase 60,000 common shares at an exercise price of $0.23 that were issued in connection with certain loans to the Company in the year ended December 31, 1999.

     (5)     Director

     (6)     Less  than  one  percent

     Changes  in  Control

     None

Item  12  -  Certain  Relationships  and  Related  Transactions
---------------------------------------------------------------

     None

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

     (a)     Exhibits

Exhibit Number  Exhibit Name                                           Method of Filing
--------------  -----------------------------------------------------  ----------------------
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

      4.1       Specimen Common Stock Certificate                      ***

      4.2       Description of Common Stock                            ****

      4.3       Specimen Preferred Stock Certificate                   *****

      4.4       Conditions of Preferred Certificate                    ******

      4.5       Certificates Describing Rights and Restrictions of     *******
                Class "A", "B" and "C" Preferred Shares as filed with
                the Secretary of State of Nevada on July 18, 1997.

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


Dated:  March  29,  2001             /s/  Neil  Reithinger
Baywood  International,  Inc.        Neil  Reithinger
                                     Chairman  of  the  Board,  President  and
                                     Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

SIGNATURE                                   CAPACITY                DATE
------------------------------  --------------------------------  ---------
/s/ Neil Reithinger             Chairman of the Board, President
------------------------------
Neil Reithinger                 and Chief Executive Officer        03/29/01


/s/ Karl H. Rullich             Vice-President, Secretary and
------------------------------
Karl H. Rullich                 Director                           03/30/01


/s/ O. Lee Tawes, III           Director                          03/___/01
------------------------------
O. Lee Tawes, III


/s/ Francis Choi                Director                           03/30/01
------------------------------
Francis Choi


/s/ Samuel Lam                  Director                           03/30/01
------------------------------
Samuel Lam

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                         PAGE
                                                         ----
REPORT OF INDEPENDENT AUDITORS                           F-1

BALANCE SHEET AS OF DECEMBER 31, 2000                    F-2

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
  DECEMBER 31, 2000 AND 1999                             F-3

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED
  DECEMBER 31, 2000 AND 1999                             F-4

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
  DECEMBER 31, 2000 AND 1999                             F-5

NOTES TO FINANCIAL STATEMENTS                            F-6

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




To the Stockholders and Board of Directors of Baywood International, Inc.:

     We have audited the accompanying balance sheet of Baywood International, Inc. as of December 31, 2000 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2000, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

     As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses, primarily due to the loss of its single largest customer, and had a net working capital deficiency of $2,072,030 at December 31, 2000. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  Marshall  &  Weber,  CPA's,  PLC
Tempe,  Arizona
March  8,  2001

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                             As of December 31, 2000

                            ASSETS
                            ------
CURRENT ASSETS
      Cash and equivalents                                      $    33,906
      Accounts receivable (net of allowance of $166,171)            259,958
      Inventories                                                    67,609
      Prepaid expenses and other current assets                      33,016
                                                                ------------
            Total current assets                                    394,489
                                                                ------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $110,226)           105,882
                                                                ------------

                  Total assets                                  $   500,371
                                                                ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $   514,281
      Sales commissions payable                                      47,908
      Interest payable                                              204,241
      Accrued liabilities                                           299,509
      Notes payable                                               1,400,580
                                                                ------------
            Total current liabilities                             2,466,519
                                                                ------------

LONG TERM PORTION OF NOTES PAYABLE                                    9,195
                                                                ------------

          Total liabilities                                       2,475,714
                                                                ------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value, convertible
         10,000,000 shares authorized
            Class A, 35,000 shares issued, aggregate
            liquidation preference of $35,000                        35,000
            Class E, 800,000 shares issued, aggregate
            liquidation preference of $800,000                      800,000
      Preferred stock - subscribed                                 (300,000)
      Common stock, $.001 par value, 50,000,000
         shares authorized, 28,104,116 shares
         issued and outstanding                                      28,104
      Additional paid-in capital                                  7,184,925
      Accumulated deficit                                        (9,723,372)
                                                                ------------
            Total stockholders' deficit                          (1,975,343)
                                                                ------------
                  Total liabilities and stockholders' deficit   $   500,371
                                                                ============

                 See accompanying notes to financial statements.

                                BAYWOOD INTERNATIONAL, INC.

                                 STATEMENTS OF OPERATIONS


                                                                  Year ended December 31,
                                                                    2000          1999
                                                                ------------  ------------
NET SALES                                                       $ 1,609,523   $   463,590

COST OF SALES                                                     1,084,661       346,778
                                                                ------------  ------------
      Gross profit                                                  524,862       116,812
                                                                ------------  ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                          1,092,280       644,605
      General and administrative expenses                         1,004,935       485,707
      Depreciation and amortization                                  15,510         1,168
                                                                ------------  ------------
            Total selling, general and administrative expenses    2,112,725     1,131,480
                                                                ------------  ------------
                  Operating loss                                 (1,587,863)   (1,014,668)
                                                                ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                                 1,535           145
      Miscellaneous expense                                          (2,858)       (3,566)
      Miscellaneous income                                           30,183        10,713
      Interest expense                                             (324,948)     (101,981)
      Write-off of investment                                       (75,000)            -
      Equity in net loss of investee                                      -       (40,028)
                                                                ------------  ------------
            Total other expense                                    (371,088)     (134,717)
                                                                ------------  ------------

LOSS BEFORE INCOME TAXES                                         (1,958,951)   (1,149,385)

INCOME TAX PROVISION                                                      -             -
                                                                ------------  ------------

NET LOSS                                                        $(1,958,951)  $(1,149,385)
                                                                ============  ============

NET LOSS PER COMMON SHARE                                       $     (0.07)  $     (0.04)
                                                                ============  ============

DILUTED NET LOSS PER COMMON SHARE                               $     (0.07)  $     (0.04)
                                                                ============  ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                    27,270,067    25,606,355
                                                                ============  ============

                 See accompanying notes to financial statements.

                                                   BAYWOOD INTERNATIONAL, INC.

                                               STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                      PREFERRED                          ADDITIONAL
                                PREFERRED STOCK         STOCK           COMMON STOCK       PAID-IN    ACCUMULATED
                                SHARES    AMOUNT     SUBSCRIPTION     SHARES    AMOUNT     CAPITAL      DEFICIT        TOTAL
                               --------  ---------  --------------  ----------  -------  -----------  ------------  ------------
BALANCE, DECEMBER 31, 1998      35,000   $ 35,000                   24,899,702  $24,900  $6,326,737   $(6,602,716)  $  (216,079)

    Issuance of Preferred
     Stock for Cash             20,000     20,000                                           (19,022)                        978

    Common Stock Issued
     for Consulting Fees                                               791,557      792      74,208                      75,000

    Exercise of Stock Options                                          250,000      250      35,250                      35,500

    Value of options issued                                                                  31,065                      31,065

    Discount on debt
     for conversion features                                                                 37,973                      37,973

    Preferred Dividend                                                                                     (6,500)       (6,500)

    Net Loss                                                                                           (1,149,385)   (1,149,385)
                               --------  ---------  --------------  ----------  -------  -----------  ------------  ------------

BALANCE, DECEMBER 31, 1999      55,000   $ 55,000   $           -   25,941,259  $25,942  $6,486,211   $(7,758,601)  $(1,191,448)
                               --------  ---------  --------------  ----------  -------  -----------  ------------  ------------

    Issuance of Preferred
     Stock for Cash            800,000    800,000        (300,000)                                                      500,000

    Common Stock Issued
     for Consulting Fees                                               125,000      125      33,071                      33,196

    Exercise of Stock
     Options and Warrants                                            1,777,881    1,777     375,172                     376,949

    Issuance of Common
     Stock for Cash                                                    200,000      200      19,980                      20,180

    Discount on Debt for
     Conversion Features                                                                    238,231                     238,231

    Conversion of Preferred
     Stock and Dividend        (20,000)   (20,000)                      59,976       60      32,260                      12,320

    Preferred Dividend                                                                                     (5,820)       (5,820)

    Net Loss                                                                                           (1,958,951)   (1,958,951)
                               --------  ---------  --------------  ----------  -------  -----------  ------------  ------------

BALANCE, DECEMBER 31, 2000     835,000   $835,000   $    (300,000)  28,104,116  $28,104  $7,184,925   $(9,723,372)  $(1,975,343)
                               ========  =========  ==============  ==========  =======  ===========  ============  ============

                 See accompanying notes to financial statements

                                      BAYWOOD INTERNATIONAL, INC.

                                        STATEMENTS OF CASH FLOWS
                                        ------------------------


                                                                               Year ended December 31,
                                                                                 2000          1999
                                                                             ------------  ------------
OPERATING ACTIVITIES:
      Net loss                                                               $(1,958,951)  $(1,149,385)
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                      15,510         1,168
               Issuance of common stock and options for services performed        33,196       106,065
               Note receivable write-off                                               -        10,000
               Write-off of investment                                            75,000             -
               Allowance for doubtful accounts                                   144,201             -
               Amortization of debt discounts                                    178,218        22,165
               Equity in loss of investee                                              -        40,028
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                             (258,583)     (145,236)
                  (Increase) decrease in inventory                               (17,847)       16,341
                  (Increase) in prepaid expenses                                 (10,499)       (1,738)
                   Increase in interest payable                                  120,357        83,884
                   Increase in accounts payable and accrued liabilities          359,882       213,522
                                                                             ------------  ------------
                              Net cash (used) by operating activities         (1,319,516)     (803,186)
                                                                             ------------  ------------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                             (70,849)      (19,880)
                                                                             ------------  ------------
                              Net cash (used) by investing activities            (70,849)      (19,880)
                                                                             ------------  ------------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                                575,000       875,196
      Issuance of preferred stock for cash                                       500,000        20,000
      Fees paid in connection with offering of preferred stock                         -       (19,022)
      Issuance of common stock for cash                                           20,180
      Proceeds from exercise of stock options and warrants for common stock      376,949        35,500
      Principal payments on notes payable                                        (63,100)     (114,235)
                                                                             ------------  ------------
                              Net cash provided by financing activities        1,409,029       797,439
                                                                             ------------  ------------

CHANGE IN CASH AND EQUIVALENTS DURING YEAR                                        18,664       (25,627)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                           15,242        40,869
                                                                             ------------  ------------
CASH AND EQUIVALENTS, END OF YEAR                                            $    33,906   $    15,242
                                                                             ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
              Interest                                                       $    13,423   $     3,685
              Income taxes                                                   $        50   $        50

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Accrued preferred stock dividend                                       $         -   $     6,500
      Purcahse of leasehold improvements for note payable                    $    30,000   $         -
      Issuance of common stock  for services                                 $    33,196   $   106,065
      Debt discount for beneficial conversion feature                        $   238,231   $    37,973

                 See accompanying notes to financial statements

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Baywood International, Inc. (the "Company"), is a consumer products company specializing in the development, marketing and distribution of its own brands of nutraceuticals. The Company's product lines are marketed under the brand names PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. At this time, the Company is focused on strengthening the marketing and sales of its branded product lines, PURECHOICE(TM), SOLUTIONS(TM), Complete La Femme(TM) and any other branded lines the Company chooses to develop, in the United States into all retail channels and internationally through relationships with distributors.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $2,072,030 at December 31, 2000. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, the Company implemented a new strategic direction with new products and distribution. Since then, the Company has increased sales volume significantly. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue  Recognition
--------------------

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. The Company provides certain guarantees for volume of product movement. Based on the arrangements with customers, management estimates potential sales returns at the end of each reporting period and estimated sales returns are accrued for and recorded in net sales. The allowance for sales returns at December 31, 2000 was $164,239.

Property,  Equipment  and  Depreciation
---------------------------------------

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are recorded at cost and amortized over five
(5) years. Depreciation expense for the years ended December 31, 2000 and 1999 was $15,510 and $15,602, respectively.

Cash  and  Equivalents
----------------------

     The Company considers cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories
-----------

     Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on a first-in, first-out basis. The Company does not process raw materials but rather has third party suppliers formulate, encapsulate and package finished goods.

Stock-Based  Compensation
-------------------------

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

Income  Taxes
-------------

     The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Loss  Per  Share
----------------

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share.

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $421,000 and $236,000 for the years ended December 31, 2000 and 1999, respectively, and is included in marketing expenses in the accompanying financial statements.

Use  of  Estimates
------------------

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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Financial  Instruments
----------------------

     Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable, certain notes payable and accrued expenses approximate fair value because of the short term maturity of those instruments. The fair value of notes payable to related parties could not be determined because of conversion features and affiliated nature of those instruments.

Investments
-----------

     The Company accounted for its approximately 15% interest in BII Acquisition Company using the cost method. The Company determined that its investment in BII Acquisition Company was impaired due to the lack of its ability to demonstrate it would perform its original mission of finding prospective merger and acquisition targets and raise capital to complete those prospective transactions. The Company wrote off its $75,000 investment in BII Acquisition Company in the year ended December 31, 2000.

     The Company had accounted for its approximately 41% interest in Baywood Nutritionals, S.A. using the equity method. The Company wrote off its investment in Baywood Nutritionals, S.A. in the year ended December 31, 1999, due to lack of the entity's ability to demonstrate the generation of substantive revenue.

Foreign  Currency  Translation
------------------------------

     The functional currency of the Company's investee, Baywood Nutritionals S.A. ("BNSA") is the Chilean peso. The entity was formed and began operations in Chile in the year ended December 31, 1998. Assets and liabilities of BNSA are denominated in Chilean pesos. The Company's investment is translated to U.S. dollars at the exchange rate existing at the balance sheet date. Revenues, cost and expenses denominated in Chilean pesos used to determine the Company's equity in the loss of BNSA are translated at the weighted average exchange rate for the period. The cumulative translation adjustment at the time the investment was written off in the year ended December 31, 1999 was insignificant.

Impairment  of  Long-Lived  Assets  and  Long-Lived  Assets  to  be  Disposed of
--------------------------------------------------------------------------------

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recently  Issued  Accounting  Standards
---------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000 (as amended). This statement establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 has no significant impact on the Company.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

Note  3  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options were not considered in the calculation for diluted earnings per share for the years ended December 31, 2000 and 1999 because the effect of their inclusion would be antidilutive.

                                                 2000                               1999
                                              ----------                         ----------
                                                            Per                                Per
                                                          -------                            -------
                                    Loss        Shares     share      Income       Shares     share
                                ------------  ----------  -------  ------------  ----------  -------
Net (Loss)                      $(1,958,951)                       $(1,149,385)
Preferred stock dividends            (6,500)                            (6,500)
                                ------------                       ------------

BASIC LOSS PER SHARE

Loss available to common
  stockholders                  $(1,965,451)  27,270,067  $(0.07)  $(1,155,885)  25,606,355  $(0.04)

Effect of dilutive securities   N/A                                N/A

DILUTED LOSS PER SHARE                                    $(0.07)                            $(0.04)

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 12,294,987 shares of common stock were outstanding at December 31, 2000. Preferred stock convertible to 55,000 shares of common stock and options to purchase 6,830,392 shares of common stock were outstanding at December 31, 1999. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $6,500 and interest on convertible debentures of $295,047 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31,2000. Preferred stock dividends of $6,500 and interest on convertible debentures of $75,387 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31,1999.

     Subsequent to December 31, 2000, the Company issued an additional 2,475,000 shares of common stock.

Note  4  -  INVESTMENTS

     During the year ended December 31, 1998, the Company entered into an agreement with a third party to jointly form a new entity for the purpose of seeking and making acquisitions of other entities with synergistic operations. The Company invested $75,000 cash for a 15% interest in the newly formed entity, BII Acquisition Company ("BII"). In connection with the agreement, the Company

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

also issued 791,557 shares of common stock to the third party as part of a related consulting agreement. Under the agreement with the third party, the Company would have the opportunity to obtain an additional 10% interest of BII Acquisition Company by entering into a management agreement with BII when operations commence. Also, the Company would have additional opportunities to acquire a controlling interest in BII. BII has never had material operations. The Company has analyzed the recorded value of this investment and believes that the investment has become impaired due to the lack of any success in locating acquisition targets and the lack of the ability to obtain capital through BII. On the basis of these factors, the Company wrote off its $75,000 investment in BII in the year ended December 31, 2000. The Company had accounted for its investment in BII under the cost method.

     Also during the year ended December 31, 1998, the Company acquired an interest of 41% in Baywood Nutritionals, S.A. ("BNSA"). BNSA was formed to market and distribute the Company's products in Chile. The investment was accounted for under the equity method. The functional currency of BNSA is the Chilean peso.

     The Company invested cash of $60,000 in BNSA as part of the initial capitalization. As of December 31, 1999, BNSA had yet to generate substantive revenue. Due to the uncertainty of realizing a benefit from BNSA, the Company wrote off the remaining book value of its investment in BNSA in the year ended December 31, 1999. The total loss for the year ended December 31,1999 relative to BNSA was $40,028.

Note  5  -  ACCOUNTS  RECEIVABLE

     The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Most of the Company's products contain a 90-day money back guarantee. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. This allowance is $166,171 at December 31, 2000. The Company has provided an allowance of $125,000 at December 31, 2000, for one customer, a large retail chain.

Note  6  -  PREFERRED  STOCK

     The Company has issued three classes of preferred stock with differing features and privileges. The first series, Class A preferred stock ($1 par value, 35,000 shares issued and outstanding at December 31, 2000) is convertible by the holder at any time into common stock on the basis of one share of preferred for one share of common stock. The preferred shares have a preference in liquidation of up to $1.00 per share. The preferred shares are non-voting and have no stated dividend preferences or rights.

     In the year ended December 31, 1999, the Company issued 20,000 shares of Class D preferred stock for $20,000. The offering was on a best efforts basis and after expenses associated with the offering, the net proceeds to the Company were $928. The Class D preferred stock is redeemable at the sole discretion of the Company up to one year after issuance. The redemption rate is $1 per share plus a 12% annual return in cash, plus an amount of the Company's common stock equal to an 18% annual return, determined by the average 20 day closing price of the Company's common stock. Also, the Class D preferred stock is convertible into shares of the Company's common stock. The conversion rate is equal to an amount of the Company's common stock, determined by the stated value of the preferred stock divided by 85% of the average 20 day closing price of the Company's common stock, plus an amount of the Company's common stock equal to a 30% annual return, determined by 85% of the average 20 day closing price of the Company's common stock, plus warrants to purchase the Company's common stock equal to the number of shares of common stock determine for conversion at a rate of 150% of the average 20 day closing price of the Company's common stock. All Class D preferred stock was converted to 59,976 shares of common stock in the year ended December 31, 2000. The accumulated dividend of $12,320 was included with that conversion.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     During the year ended December 31, 2000, the Company entered into a subscription agreement with the largest single shareholder of common stock for 800,000 shares of its Class E preferred stock. The Class E $1 par value preferred shares include conversion rights, at the option of the single holder, of 10 shares of common stock per one share of preferred stock. The Class E preferred stock is redeemable at the option of this shareholder at par value. The Class E preferred stock contains a 15% per annum cumulative dividend. The Class E preferred shares also have par value liquidation preferences, dividend preferences and no voting rights. The subscription was entered into in December 2000 and there is no accumulated dividend at December 31, 2000. At December 31, 2000, the subscriber had funded $500,000 of the full $800,000 subscription. The subscription agreement also entitles the Class E preferred stockholder to 4,000,000 warrants for 4,000,000 shares of the Company's common stock at $0.20 per share.

     The total authorization for all classes of preferred stock is 10,000,000 shares.

Note  7  -  RELATED  PARTY  TRANSACTIONS

     The Company borrowed $105,000 and $722,696 from officers and directors in the years ended December 31, 2000 and 1999, respectively (Note 12). In connection with these borrowings, the Company issued 1,595,392 warrants to purchase the Company's common stock. The Company is indebted to one of its officers in the amount of $732,000 plus accrued interest of $162,000 at December 31, 2000. Total notes payable and accrued interest due to officers and directors at December 31, 2000 was $841,096 and $196,918, respectively. Interest expense on debt to officers and directors was $127,125 and $71,637 for the years ended December 31, 2000 and 1999 respectively. Additionally, the Company borrowed $350,000 in the year ended December 31, 2000 from an individual who was appointed to the Company's Board of Directors subsequent to December 31, 2000.

     In the year ended December 31, 2000, the Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Although sales to HKTPCO were not material as of December 31, 2000, management believes that this will produce a considerable amount of revenue for the Company in future periods. This individual was also appointed to the Company's Board of Directors subsequent to December 31, 2000.

     Two of the Company's officers have deferred payment of salaries. The accrued salaries to these individuals was $168,500 at December 31, 2000.

Note  8  -  LEASE  OBLIGATIONS

     The Company leases its offices and warehouse under an operating lease that expires on February 28, 2003. The Company also leases certain warehouse equipment under an operating lease expiring July 27, 2002. Rent expense under these leases was $83,000 and $42,000 for the years ended December 31, 2000 and 1999, respectively. The future minimum lease obligation for the remaining term of the lease is as follows for years ended December 31,

                       2001     $ 91,141
                       2002       94,004
                       2003       15,436
                                --------
                         Total  $200,581
                                ========

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  9  -  GEOGRAPHIC  AREA  DATA  BY  PRODUCT  LINE

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

     Gross Revenues
     --------------
                                              2000       1999
                                           ----------  --------
     Nutritional and Dietary Supplements:
     ------------------------------------
     United States                         $1,408,314  $427,491
     Canada                                    82,041         -
     Turkey                                   105,000
     Other                                     14,168    36,009
                                           ----------  --------
             Total                         $1,609,523  $463,590
                                           ==========  ========


Note  10  -  CREDIT  RISK  AND  OTHER  CONCENTRATIONS

     At December 31, 2000, 46 % of the Company's trade accounts receivable balance is due from a single customer (See Note 5). Approximately 11% of the net sales for the year ended December 31, 2000 were from this customer.

     From time to time, the Company's bank balances exceed federally insured limits. At December 31, 1999, the Company's balance did not exceed insured limits.

     The Company has recently relied on one of its officers and directors to provide capital to fund operating cash deficiencies. The balanced owed to this individual, including accrued interest and payroll was $1,062,500.

     The Company receives approximately 27% of its manufactured product and finished goods from a single vendor. Management believes alternative sources are available if required.

     The Company operates under a royalty agreement and an exclusive distribution agreement for a majority of its product lines sold in the year ended December 31, 2000. These agreements require the Company to meet minimum sales volume levels to retain the rights under these agreements. The Company has met these requirements at December 31, 2000.

Note  11  -  STOCK  OPTIONS  AND  WARRANTS

     The Company issues stock options from time to time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the years ended December 31, 2000 and 1999 have exercise prices at or higher than the quoted market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


                                       2000          1999
                                   ------------  ------------
     Net Loss - as reported        $(1,958,951)  $(1,149,385)
     Net Loss - pro forma          $(2,002,736)  $(1,220,302)
     Loss per share - as reported  $     (0.07)  $     (0.04)
     Loss per share - pro forma    $     (0.07)  $     (0.04)


     Under the provisions of SFAS No. 123, fully vested options of 160,000 and 200,000 proportionately vested options for the year ended December 31, 2000, and 60,000 fully vested options and 55,833 proportionately vested options for the year ended December 31, 1999, were used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:


                                2000      1999
                              --------  --------
     Dividend yield              None      None
     Volatility                 1.127     1.143
     Risk free interest rate     5.00%     6.00%
     Expected asset life      5 years   5 years


     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 5,500,000 in 1999. The plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant.

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

     As part of the settlement with the Company's former Chairman, the Company granted options to purchase 400,000 of the Company's common stock to this individual. The exercise price of the options is $0.25 per share and expired in December 1999. None of the shares underlying these options had been exercised prior to the expiration of the option.

     In 1995, as an inducement to convert notes payable to common stock, the Company issued options to purchase 500,000 shares of the Company's common stock at $1.00 per share. The options expire on May 3, 2000. The exercise price approximated the closing prices of the Company's common stock at the time the options were granted. However, these options were repriced in March of 1999 by the Company. The new exercise price is $0.25 per share which exceeded the trading value of the Company's stock which, at the time of the repricing, was approximately $0.16. No expense was recognized in connection with the repricing. These 500,000 options were exercised in the year ended December 31, 2000.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

     The summary of activity for the Company's stock options is presented below:

                                                                                Weighted                   Weighted
                                                                                 Average                    Average
                                                                                Exercise                   Exercise
                                                                     2000         Price         1999         Price
                                                                --------------  ---------  --------------  ---------
Options outstanding at beginning of year                            4,935,000   $    0.16      1,405,000   $    0.47
Granted                                                               270,000   $    0.16      4,180,000   $    0.15
Exercised                                                            (250,000)  $    0.23       (250,000)
Terminated/Expired                                                   (200,000)  $    0.15       (400,000)  $    0.25
Options outstanding at end of year                                  4,355,000   $    0.15      4,935,000   $    0.16
Options exercisable at end of year                                  1,145,000   $    0.16      1,435,000   $    0.18
Options available for grant at end of year                            895,000                  1,075,000

Price per share of options outstanding                          $0.06 - $0.42              $0.06 - $0.42

Weighted average remaining contractual lives                        8.9 years                  8.5 years

Weighted Average fair value of options granted during the year
                                                                $        0.14              $        0.11

     In conjunction with notes payable issued by the Company during the year ended December 31, 2000, 7,167,476 warrants were issued to purchase shares of the Company's common stock. The exercise price of the warrants was determined based on the 90-day average of the closing price of the Company's common stock. The exercise price of these warrants ranges from $0.15 to $0.47 per share. The weighted average exercise price is $0.21.

     In conjunction with notes payable issued by the Company during the year ended December 31, 1999, 1,900,392 warrants were issued to purchase shares of the Company's common stock. The exercise price of the warrants was determined based on the 90 day average of the closing price of the Company's common stock. The exercise price of these warrants ranges from $0.05 to $0.26 per share. The weighted average exercise price is $0.17.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     The following table reflects a summary of common stock warrants outstanding at December 31, 2000:

                                                             Weighted
                                                              Average
                                                             Exercise
                                                               Price
                                                             ---------
     Warrants outstanding at December 31, 1999   1,900,392   $    0.17
        Granted during the year                  7,167,476   $    0.21
        Exercised during the year               (1,127,881)  $    0.16
                                                -----------
     Warrants outstanding at December 31, 2000   7,939,987   $    0.20
                                                ===========

     The  common  stock  warrants  expire as follows in years ended December 31:

                       2002  1,797,476
                       2003          -
                       2004    200,000
                       2005  5,942,511
                             ---------
                             7,939,987
                             =========

Note  12  -  INCOME  TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A deferred tax liability of $3,000, pertaining to differences in book and tax bases of equipment, existed at December 31, 2000.

     Deferred tax assets totaling $3,607,000 at December 31, 2000 were offset by the $3,000 deferred income tax liability and a valuation allowance of
$3,604,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $3,429,000 of the net deferred income tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the previous write-off of intangibles, allowances on accounts receivable, write-off of investments and accrued compensation and compensation related to stock options. The Company has federal and state net operating loss carryforwards of $8,664,000 and $6,511,000, respectively, at December 31, 2000. Approximately $1,951,000 of the state net operating loss carryforwards expired in the year ended December 31, 2000, reducing the deferred income tax and the associated valuation allowance by $156,000. The deferred federal net operating loss carryforwards expire in 2002 through 2020 and state loss carryforwards expire 2001 through 2005.

     Income  taxes  for  years  ended  December  31:


                                        2000        1999
                                     ----------  ----------

     Current Benefit                 $ 704,951   $ 462,486
     Deferred Benefit (Provision)     (704,951)   (462,486)
                                     ----------  ----------
          Net income tax provision   $     -0-   $     -0-
                                     ==========  ==========

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     The income tax benefit of $704,951 generated for the year ended December 31, 1999 was offset by an equal increase in the valuation allowance. The net increase in the valuation allowance for the year ended December 31, 1999 was $604,000. The income tax benefit of $462,486 generated for the year ended December 31, 1999 was offset by an equal increase in the valuation allowance. The net increase in the valuation allowance for the year ended December 31, 1999 was $480,077. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards. An alternative minimum tax credit of $10,174 exists at December 31, 2000.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                 2000               1999
                                                 ----               ----
     Federal statutory rates             $(666,043)  (34)%  $(390,791)  (34)%
     State income taxes                   (117,537)  ( 6)%    (91,951)   (8)%
     Expiration of state operating loss
           carryforwards                   156,110      8%
     Valuation allowance for operating
           loss carryforwards              603,949     31%    480,077     42%
     Other                                  23,521      1%      2,665      -%
                                         ------------------------------------
     Effective rate                      $   - 0 -      0%  $    - 0-      0%
                                         ====================================


Note  13  -  NOTES  PAYABLE

     Convertible notes payable to officers and directors.
     The notes bear interest at 15% per annum and are
     due on demand through July, 2001.  The notes are
     unsecured.                                              $  853,596

     Convertible notes payable - other. The notes bear
     interest at 15% per annum and are due August
     through December, 2000.  The notes are unsecured.          110,000

     Convertible notes payable.  The notes have no stated
     interest rate and an original face amount of
     507,500. The notes mature in January through
     August of 2001.                                            507,500

     Property and equipment note, original balance of
     30,000.  Note is due in monthly installments of
     principal and interest of $1,220 until maturity in
     September 2002.  The note is unsecured and
     personally guaranteed by certain officers and
     directors.  The note bears interest at 16% per annum.
                                                                 21,000
                                                             -----------

       Face value of notes                                    1,492,096

       Unamortized discount on notes                            (82,321)

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

       Net carrying amount of debt                            1,409,775

       Less current portion                                   1,400,580

                                                             -----------
       Long term portion                                     $    9,195
                                                             ===========

     All of the convertible notes payable were issued with non-detachable warrants to purchase the Company's common stock (See Note 11). Warrants issued with debt were for 3,167,476 and 1,900,392 shares of the Company's common stock in the years ended December 31, 2000 and 1999 respectively. The notes contain conversion features that allow the holders to convert the principal and accrued interest to common stock at a price that is 70% of the average 90-day closing price of the stock (75% for debt issued in the year ended December 31, 1999). This beneficial conversion feature at the date of issuance was valued at
$237,857 and $37,973 for the years ended December 31, 2000 and 1999 respectively, and is recorded as a discount to the face value of the debt. The discount is being amortized to interest expense over the one-year term of the notes resulting in an effective interest rate of approximately 45% for the year ended December 31, 2000 and 20% for the year ended December 31, 1999.
Amortization of the discount was $155,536 and $22,165 for the years ended December 31, 2000 and 1999 respectively.

     The convertible debt outstanding at December 31, 2000 of $1,471,096 would be convertible into approximately 7,853,000 shares of the Company's common stock at December 31, 2000, on the basis of the 90-day average closing price of the stock through that date.

     The Company failed to make scheduled repayments of $728,000 on the notes due to two officers in the year ended December 31, 2000. These officers have indefinitely extended the due dates of the notes.

Note  15  -  STOCKHOLDERS'  DEFICIT

     The Company entered into a subscription agreement for $800,000 of Class E preferred stock with its single largest common stockholder during the year ended December 31, 2000. The subscriber funded $500,000 of the amount prior to December 31, 2000. It was agreed to that the balance would be funded upon the Company's request.

     Common stock warrants and options were exercised for $229,450 and $145,000 respectively in the year ended December 31, 2000.

     The associated value of beneficial conversion features on convertible debt of $238,231 and $37,973 is recorded in additional paid in capital for the years ended December 31, 2000 and 1999 respectively.

     The holders of Class D preferred stock converted those shares to the Company's common stock, at the stated conversion rate of $0.54 per share, in the year ended December 31, 2000. The conversion included accumulated but unpaid dividends of $12,320.

     The Company issued 125,000 shares of its common stock to consultants during the year ended December 31, 2000. The shares were valued at $33,196 or $0.27 per share, representing the 90-day average closing price of the stock less a 10% discount for regulatory restrictions on the trading of those shares.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2000 and 1999

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  16  -  COMMITMENTS

     The Company enters into arrangements with third parties for royalties based on sales of certain products. Some of these agreements contain minimum sales provisions payable to the third party regardless of the sales volume. At December 31, 2000, the Company has met all minimum sales volume commitments under these royalty agreements, as amended.