Form 10QSB
period 2001-03-31
BAYWOOD INTERNATIONAL INC
filed 2001-05-15
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


               FOR THE QUARTER ENDED            COMMISSION FILE NUMBER
               ---------------------            ----------------------
                   March 31, 2001                       0-22024



                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)



               Nevada                                       77-0125664
   (state or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)


                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
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

   As of March 31, 2001, there were 30,729,448 shares of Baywood International,
                 Inc. common stock, $.001 par value outstanding.

                                BAYWOOD INTERNATIONAL, INC.

                                           INDEX
                                           -----

PART I - FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----
     Item 1 - Financial Statements

     Balance Sheet as of March 31, 2001                                             3

     Statements of Operations for the three months ended March 31, 2001 and 2000    4

     Statements of Cash Flows for the three months ended March 31, 2001 and 2000    5

     Statement of Information Furnished                                             6

     Item 2 - Management's Discussion and Analysis or Plan of Operation          7-14

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                    15

     Item 2 - Changes in Securities                                                15

     Item 3 - Defaults Upon Senior Securities                                      15

     Item 4 - Submission of Matters to a Vote of Security Holders                  15

     Item 5 - Other Information                                                    15

     Item 6 - Exhibits and Reports on Form 8-K                                     15

     SIGNATURES                                                                    17

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                              As of March 31, 2001

                                     ASSETS
                                     ------
CURRENT  ASSETS
      Cash and equivalents                                      $    26,101
      Accounts receivable (net of allowance of $131,637)            194,754
      Inventories                                                    90,507
      Prepaid expenses and other current assets                      34,016
                                                                ------------
            Total current assets                                    345,378
                                                                ------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $115,563)           101,559
                                                                ------------

                  Total assets                                  $   446,937
                                                                ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $   347,037
      Interest payable                                              234,500
      Accrued liabilities                                           231,156
                                                                ------------
            Total current liabilities                               812,693
                                                                ------------

NOTES PAYABLE                                                     1,179,354
                                                                ------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value, convertible
         10,000,000 shares authorized,
            Class A, 35,000 shares issued, aggregate
            liquidation preference of $35,000
            Class E, 800,000 shares issued, aggregate
            liquidation preference of $800,000                      835,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 30,729,448 shares
         issued and outstanding                                      30,729
      Additional paid-in capital                                  7,493,667
      Accumulated deficit                                        (9,904,506)
                                                                ------------
            Total stockholders' deficit                          (1,545,110)
                                                                ------------
                  Total liabilities and stockholders' deficit   $   446,937
                                                                ============

                                BAYWOOD INTERNATIONAL, INC.

                                 STATEMENTS OF OPERATIONS
                                 ------------------------

                                                              For the Period Ended March 31,
                                                                    2001          2000
                                                                ------------  ------------
NET SALES                                                       $   446,901   $   359,082

COST OF SALES                                                       221,567       193,605
                                                                ------------  ------------
      Gross profit                                                  225,334       165,477
                                                                ------------  ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                            173,870       242,304
      General and administrative expenses                           118,001       133,425
      Depreciation and amortization                                   5,337           994
                                                                ------------  ------------
            Total selling, general and administrative expenses      297,208       376,723
                                                                ------------  ------------
                  Operating loss                                    (71,874)     (211,246)
                                                                ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                                   214           207
      Settlement expense                                             (2,500)       (2,778)
      Miscellaneous income                                              187        15,183
      Interest expense                                              (66,334)      (37,508)
                                                                ------------  ------------
            Total other expense                                     (68,433)      (24,896)
                                                                ------------  ------------

LOSS BEFORE INCOME TAXES                                           (140,307)     (236,142)

INCOME TAX PROVISION                                                      -             -
                                                                ------------  ------------

NET LOSS                                                        $  (140,307)  $  (236,142)
                                                                ============  ============

NET LOSS PER COMMON SHARE                                                 *   $     (0.01)
                                                                ============  ============

DILUTED NET LOSS PER COMMON SHARE                                         *   $     (0.01)
                                                                ============  ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                    29,910,512    26,312,413
                                                                ============  ============

*  Less  than  $(0.01)  per  share.

                                   BAYWOOD INTERNATIONAL, INC.

                                    STATEMENTS OF CASH FLOWS
                                    ------------------------

                                                                      For the Period Ended March 31,
                                                                             2001        2000
                                                                          ----------  ----------
OPERATING ACTIVITIES:
   Net loss                                                               $(140,307)  $(236,142)
   Adjustments to reconcile net loss to cash used
     by operating activities:
        Depreciation and amortization                                         5,337         994
        Issuance of common stock and options for services performed          12,500           -
        Issuance of common stock in lieu of salaries payable                147,500           -
        Amortization of debt discount                                        34,465           -
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                          65,204     (65,477)
         (Increase) in inventory                                            (22,898)    (78,822)
         (Increase) in prepaid expenses                                      (1,000)     (5,089)
          Increase in interest payable                                       30,259      22,409
         (Decrease) in accounts payable and accrued liabilities            (324,151)     (3,591)
                                                                          ----------  ----------
               Net cash (used) by operating activities                     (193,091)   (365,718)
                                                                          ----------  ----------

INVESTING ACTIVITIES:
   PURCHASE OF COMPUTER EQUIPMENT                                            (1,014)    (37,762)
                                                                          ----------  ----------
               Net cash (used) by investing activities                       (1,014)    (37,762)
                                                                          ----------  ----------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                                    -     240,000
   Issuance of preferred stock for cash                                     300,000           -
   Proceeds from exercise of stock options and warrants for common stock    121,186     222,200
   Principal payments on notes payable                                     (234,886)     (2,500)
                                                                          ----------  ----------
               Net cash provided by financing activities                    186,300     459,700
                                                                          ----------  ----------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                 (7,805)     56,220
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    33,906      15,242
                                                                          ----------  ----------
CASH AND EQUIVALENTS, END OF PERIOD                                       $  26,101   $  71,462
                                                                          ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
       Interest                                                           $       -   $   8,600

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Accrued preferred stock dividend                                       $  40,646   $       -
   Issuance of common stock for services                                  $  12,500   $       -
   Issuance of common stock for debt conversion                           $  30,000   $       -

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and the cash flows for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-KSB.

Item  2  -  Management's  Discussion  and  Analysis  or  Plan  of  Operation
----------------------------------------------------------------------------

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

Complete  La  Femme(TM)

     This line offers an array of proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme(TM) emphasizes health for the whole self rather than a specific category of natural products such as dietary supplements. Products under Complete La Femme(TM) currently include:

           PRODUCT NAME                                  FUNCTION
           ------------                                  --------
   Breast Enhancement Formula                  Hormone Balancing, PMS Support
                                                  and Breast Enhancement
           Perfect Lips                               Lip Enhancement

     Breast Enhancement Formula. This formula is designed for all-natural hormone balancing. As a function of balancing female hormones, the product assists in alleviating pre-menstrual syndrome (PMS) symptoms and is intended to increase the size of the female's breasts. The product contains 100% natural-herbal ingredients and also assists in maintaining a healthy and level mood.

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

GROWTH  STRATEGY

     The Company will continue to seek sales increases by internal growth of the Company's existing products and any new products that it may develop from time-to-time. Management feels that the potential for internal growth from existing and new product development remains substantial due to the continued recognition and potential of natural based compounds for consumer benefit for either condition specific applications or for everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels which the Company attempts to penetrate, management believes that it can accomplish sales increases by the continued penetration of existing products and the introduction of new products. Currently, the Company estimates that it has penetrated less than 10% of retail channels.

INTERNATIONAL

     Certain of the Company's brands are sold in Canada, Turkey and Asia. Sales in Canada and Turkey are conducted through distributors who service various retail outlets in their respective territories.

     In October of 2000, Francis Choi, the Company's single largest shareholder, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Management believes that sales to HKTPCO will produce a considerable amount of revenue for the Company in future periods. Mr. Choi was appointed to the Company's Board of Directors on March 01, 2001 by the Board of Directors of the Company.

MANUFACTURING  AND  QUALITY  CONTROL

     The Company uses third-party manufacturers for all of its products. Currently, the Company utilizes five different manufacturers who manufacture and package the Company's products according to formulas and packaging guidelines that the Company dictates. In addition and in order to minimize the cost of goods, the Company may elect to purchase raw or bulk materials directly from various raw material suppliers and have them shipped to its manufacturers so that the Company may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing finished product.
Currently, all of the Company's suppliers from which it either purchases raw materials or contracts with for manufacturing are unrelated to the Company. Manufacturing delays could cause disruption in the Company's ability to timely receive shipments and fill orders which could adversely affect its business. However, if this occurs, the Company believes that other contract manufacturers could be quickly secured if any of its current contractors cease to perform adequately.

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

RESULTS  OF  OPERATIONS

     Net sales for the three months ended March 31, 2001 were $446,901 compared to net sales of $359,082 for the same period last year, an increase of $87,819 or 24.5%. The increase in net sales is due to the increased sales volume of the Company's brands, PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM), which the Company is distributing through existing and new customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's sales increases are attributable to the introduction of new products that the Company is selling to its customers along with the commencement of orders from HKTPCO, the Company's sole marketer and distributor for all of Asia. The Company is continuing to broaden its customer base through the introduction of other new products under its PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM) lines into retail channels and through the continued support of the Company's advertising and promotional programs.

     The Company's gross profit margin for the three months ended March 31, 2001 was 50.4% compared to 46.1% for the same period last year. The variation in gross profit margin is due to certain higher discounts and promotions that had been utilized as part of introducing and continuing to implement the Company's product lines into domestic retail channels in 2000 that are being utilized to a lesser extent in 2001. As the Company gains further distribution of its products and is able to increase the awareness of its brands with consumers, the Company's reliance on certain discounts that had been utilized in 2000 as compared to 2001 is reduced.

     Selling, general and administrative expenses for the three months ended March 31, 2001 were $297,208 compared to $376,723 for the same period last year, a decrease of 26.8%. Overall corporate expenditures have decreased both as a percentage of sales and in total dollars compared to the same period last year. These decreases are due to specific cost reduction measures implemented by management in the fourth quarter of 2000 and the first quarter ended March 31, 2001. Certain of these cost reduction measures relate, but are not limited to, payroll costs, marketing expenses, promotional expenses, discounts and general overhead. The Company will continue to promote its products through print in trade and consumer publications, public relations appearances, radio and other advertising mediums as sales increase. As sales grow, the Company intends to budget its expenditures for certain marketing expenses so that the Company's reliance on investment capital for marketing is lessened.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three months ended March 31, 2001 was $(140,307) or less than $(.01) per share compared to a net loss of $(236,142) or $(.01) per share for the same period last year.

OTHER  INFORMATION

     Interest Expense was $66,334 for the three months ended March 31, 2001 compared to $37,508 for the same period last year. Interest expense incurred from interest on notes payable to officers, directors and other third parties has decreased approximately 15.0% due to the reduction in the Company's notes payable. The overall increase is due to the Company's interest expense incurred as part of certain beneficial conversion features as part of these notes payable and is recorded as a discount to the face value of the debt. These beneficial conversion features as part of these notes payable are recorded as a discount to the face value of the debt and are being amortized to interest expense over the one-year term of the notes. Approximately $34,500 of amortization for this debt discount is included as interest expense for the three months ended March 31, 2001. The Company has approximately $48,000 of amortization remaining to accrue through the remainder of the year 2001 under this debt discount pursuant to the Company's notes payable.

     Any interest income for the three months ended March 31, 2001 was generated from the Company's invested cash balance in interest-bearing money market accounts.

     Management has implemented and will continue to implement certain cost reduction measures in order to bring the Company's operations into a profitable structure. These cost reduction measures were implemented by management in the fourth quarter of 2000 and the first quarter ended March 31, 2001. Certain of these cost reduction measures relate, but are not limited to, payroll costs, marketing expenses, promotional expenses, discounts and general overhead. The Company will continue to promote its products through print in trade and consumer publications, public relations appearances, radio and other advertising mediums as sales increase. As sales grow, the Company intends to budget its expenditures for certain marketing expenses so that the Company's reliance on investment capital for marketing is lessened.

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

CAPITAL  EXPENDITURES

     During the three months ended March 31, 2001, the Company incurred $1,014 in capital expenditures for computers, equipment and fixtures. As of March 31, 2001, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of the three months ended March 31, 2001, the Company had $345,378 in current assets of which $220,855 or 64.0% was cash and receivables. Total current liabilities including notes payable and convertible debentures to officers, directors and third parties for the same period totaled $1,951,401. Management considers its relationship to all of its noteholders to be close. The terms of the debt with the officers, directors and third parties are such that it is classified as current liabilities as of March 31, 2001.

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

As the Company grows, management continuously analyzes the Company's operations in order to generate positive cash flows and to bring the Company's operations to a profitable level. Deficits from operations of the Company for the years 1999, 2000 and 2001 have been funded through a series of loans from various officers and directors of the Company with whom the Company maintains a close relationship. Management expects that the Company may require an additional $250,000 to $500,000 in additional financing in the coming six to nine months to support the level of growth that management believes can be achieved while it brings the Company to a profitable level. The Company's needs for operating capital are being supplemented by the increasing cash flow from its growing business which is now covering the Company's general operating overhead. In addition, the nature of the Company's business is such that its marketing expenses can be curtailed, if needed, to bring the Company's cash flow to a more manageable level. To date, management has been successful in raising the necessary capital to fund the Company's growth and believes that it will continue be successful in raising the funds required to meet its obligations. However, there can no assurances that the cash can be successfully raised. As is the case with any growth company, if the Company cannot raise the capital, the effect may be that the Company will not meet its projections.

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

PART  II - OTHER  INFORMATION

Item  1 - Legal  Proceedings
          --------------------

          None

Item  2 - Changes  in  Securities
          -----------------------

          None

Item  3 - Defaults  upon  Senior  Securities
          ----------------------------------

          None

Item  4 - Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------

          None

Item  5 - Other  Information
          ------------------

          None

Item  6 - Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          (a)     Exhibits

Exhibit
Number                    Exhibit Name                        Method of Filing
------  --------------------------------------------------  ----------------------
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


BAYWOOD  INTERNATIONAL,  INC.
(Registrant)



By:  /s/  Neil  Reithinger                                 Date:  May 14, 2001
    ----------------------
Neil  Reithinger
Chairman of the Board, President, C.E.O.
and  Principal  Accounting  Officer