Form 10QSB
period 2001-06-30
BAYWOOD INTERNATIONAL INC
filed 2001-08-13
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

       FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
       ---------------------                           ----------------------
          June 30, 2001                                        0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


               Nevada                                   77-0125664
   (state or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
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

As of June 30, 2001, there were 31,096,112 shares of Baywood International, Inc.
                   common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX
                                      -----
                                                                                   PAGE
                                                                                   ----
PART  I  -  FINANCIAL  INFORMATION

     Item  1  -  Financial  Statements

     Balance  Sheet  as  of  June  30,  2001                                        3

     Statements of Operations  for the three and six months ended June 30, 2001
     and 2000                                                                       4

     Statements of Cash  Flows for the three and six months ended June 30, 2001
     and 2000                                                                       5

     Statement  of  Information  Furnished                                          6

     Item  2  -  Management's Discussion and Analysis or Plan of Operation        7 - 13

PART  II  -  OTHER  INFORMATION

     Item  1  -  Legal  Proceedings                                                14

     Item  2  -  Changes  in  Securities                                           14

     Item  3  -  Defaults  Upon  Senior  Securities                                14

     Item  4  -  Submission of Matters to a Vote of Security Holders               14

     Item  5  -  Other  Information                                                14

     Item  6  -  Exhibits and Reports on Form 8-K                                  14

     SIGNATURES                                                                    16

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                               As of June 30, 2001


                                     ASSETS
                                     ------

CURRENT ASSETS
      Cash and equivalents                                      $    26,376
      Accounts receivable (net of allowance of $129,705)            274,492
      Inventories                                                   178,426
      Prepaid expenses and other current assets                      33,016
                                                                ------------
            Total current assets                                    512,310
                                                                ------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $120,972)            99,273
                                                                ------------

                  Total assets                                  $   611,583
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      --------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $   358,709
      Interest payable                                              263,121
      Accrued liabilities                                           190,254
                                                                ------------
            Total current liabilities                               812,084
                                                                ------------

NOTES PAYABLE                                                     1,359,032
                                                                ------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value, convertible
         10,000,000 shares authorized,
            Class A, 35,000 shares issued, aggregate
            liquidation preference of $35,000
            Class E, 800,000 shares issued, aggregate
            liquidation preference of $800,000                      835,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 31,096,112 shares
         issued and outstanding                                      31,096
      Additional paid-in capital                                  7,535,800
      Accumulated deficit                                        (9,961,429)
                                                                ------------
            Total stockholders' deficit                          (1,559,533)
                                                                ------------
                  Total liabilities and stockholders' deficit   $   611,583
                                                                ============

                                     STATEMENTS OF OPERATIONS


                                           Three Months Ended June 30,  Six Months Ended June 30,
                                                2001          2000          2001          2000
                                            ------------  ------------  ------------  ------------
NET SALES                                   $   688,882   $   519,201   $ 1,135,783   $   878,284

COST OF SALES                                   357,467       342,779       579,034       536,384
                                            ------------  ------------  ------------  ------------
      Gross profit                              331,415       176,422       556,749       341,900
                                            ------------  ------------  ------------  ------------

S, G & A EXPENSES:
      Marketing expenses                        173,716       364,036       347,586       606,341
      General and administrative expenses       186,534       173,199       304,536       306,623
      Depreciation and amortization               5,410         3,842        10,746         4,837
                                            ------------  ------------  ------------  ------------
            Total S, G & A expenses             365,660       541,077       662,868       917,801
                                            ------------  ------------  ------------  ------------
                  Operating loss                (34,245)     (364,655)     (106,119)     (575,901)
                                            ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                               189           152           403           359
      Miscellaneous expense                           -           (80)            -        (2,858)
      Miscellaneous income                            -        15,000           187        30,183
      Interest expense                          (63,514)      (36,574)     (129,848)      (74,082)
      Settlement Expense                              -             -        (2,500)            -
                                            ------------  ------------  ------------  ------------
            Total other (expense)               (63,325)      (21,502)     (131,758)      (46,398)
                                            ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                        (97,570)     (386,157)     (237,877)     (622,299)

PROVISION FOR INCOME TAXES                            -             -             -             -
                                            ------------  ------------  ------------  ------------

NET LOSS                                    $   (97,570)  $  (386,157)  $  (237,877)  $  (622,299)
                                            ============  ============  ============  ============

NET LOSS PER COMMON SHARE                   $         *   $     (0.01)  $     (0.01)  $     (0.01)
                                            ============  ============  ============  ============

WEIGHTED AVERAGE OF COMMON
    SHARES OUTSTANDING                       30,922,670    27,053,715    30,440,105    26,683,064
                                            ============  ============  ============  ============

*  Less  than  $(.01)  per  share

                                       BAYWOOD INTERNATIONAL, INC.

                                         STATEMENTS OF CASH FLOWS
                                         ------------------------

                                                                                For the Period Ended June 30,
                                                                                      2001        2000
                                                                                   ----------  ----------
OPERATING ACTIVITIES:
      Net loss                                                                     $(237,877)  $(622,299)
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                          10,746       4,837
               Issuance of common stock and options for services performed            25,000           -
               Issuance of common stock in lieu of salaries payable                  147,500           -
               Issuance of common stock in lieu of cash for interest payable               -       6,000
               Amortization of debt discount                                          67,143           -
          Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                         (14,534)   (150,981)
                  (Increase) in inventory                                           (110,817)    (78,055)
                  Decrease in prepaid expenses                                             -       4,501
                  Increase in interest payable                                        58,880      29,559
                  Increase (decrease) in accounts payable and accrued liabilities   (312,735)    259,492
                                                                                   ----------  ----------
                          Net cash (used) by operating activities                   (366,694)   (546,946)
                                                                                   ----------  ----------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                                  (4,137)    (88,684)
                                                                                   ----------  ----------
                          Net cash (used) by investing activities                     (4,137)    (88,684)
                                                                                   ----------  ----------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                                    200,000     362,500
      Issuance of preferred stock for cash                                           300,000           -
      Proceeds from exercise of stock options and warrants for common stock          151,186     316,400
      Principal payments on notes payable                                           (287,885)     (6,160)
                                                                                   ----------  ----------
                          Net cash provided by financing activities                  363,301     672,740
                                                                                   ----------  ----------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                          (7,530)     37,110
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                             33,906      15,242
                                                                                   ----------  ----------
CASH AND EQUIVALENTS, END OF PERIOD                                                $  26,376   $  52,352
                                                                                   ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
              Interest                                                             $       -   $  31,600

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock  for services                                       $  25,000   $       -
      Issuance of common stock for debt conversion                                 $  60,000   $       -

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and the cash flows for the three and six months ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

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

     THE  COMPANY'S  MISSION  IS:

     Make LIFE Better(TM) through the development of high quality nutraceutical products that consumers demand while providing the highest accessibility amongst all consumer channels.

PRODUCTS

     The Company's products consist of three (3) nutraceutical brand lines, PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM). The number of different products within each line varies depending on the types of products that the Company decides to develop from time to time. In addition, variable factors including counts and sizes of each product that the Company chooses to develop may make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. The Company often incorporates product displays that hold varying amounts of its product as a marketing aid to help its retail customers display and sell the products to their consumers. Currently, the Company's PURECHOICE(TM), SOLUTIONS(TM) and Complete La Femme(TM) lines contain thirteen (13) products. The total number of SKU's totals approximately forty (40).

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

GROWTH STRATEGY

     The Company will continue to seek sales increases by internal growth of the Company's existing products and any new products that it may develop from time-to-time. Management feels that the potential for internal growth from existing and new product development remains substantial due to the continued recognition and potential of natural-based compounds for consumer benefit for either condition specific applications or for everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels which the Company attempts to penetrate, management believes that it can accomplish sales increases by the continued penetration of existing products and the introduction of new products. Currently, the Company estimates that it has penetrated less than 12% of retail channels.

INTERNATIONAL

     Certain of the Company's brands are sold in Canada, Turkey and Asia. Sales in Canada and Turkey are conducted through distributors who service various retail outlets in their respective territories.

     In October of 2000, Francis Choi, the Company's single largest shareholder, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Healthy International Limited ("Healthy International"), the sister company and marketing arm of HKTPCO, is in the business of research, marketing and distribution of unique high-quality healthcare products. Both Healthy International and HKTPCO are owned and controlled by Mr. Choi. Management believes that sales to Healthy International and HKTPCO will produce a considerable amount of revenue for the Company in future periods. Mr. Choi was appointed to the Company's Board of Directors on March 01, 2001 by the Board of Directors of the Company.

MANUFACTURING AND QUALITY CONTROL

     The Company uses third-party manufacturers for all of its products. Currently, the Company utilizes four different manufacturers who manufacture and package the Company's products according to formulas and packaging guidelines that the Company dictates. In addition and in order to minimize the cost of goods, the Company may elect to purchase raw or bulk materials directly from various raw material suppliers and have them shipped to its manufacturers so that the Company may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing finished product.
Currently, all of the Company's suppliers from which it either purchases raw materials or contracts with for manufacturing are unrelated to the Company.

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

DISTRIBUTION

     The Company's product lines are marketed under the brand names PURECHOICE, SOLUTIONS and Complete La Femme, and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company's products reach these retail channels either through distributors or through direct shipments from the Company. The Company also utilizes brokers as needed for grocery and drug chain accounts. Currently, only one (1) customer accounts for more than 10% of the Company's sales.

     The Company generally maintains sufficient inventories to meet customer orders as received absent unusual and infrequent situations. At present, the Company has no significant backlog of customer orders and is promptly meeting customer requirements.

     The Company does not generally experience wide variances in the amount of inventory it maintains. However, management anticipates that an increase in inventory levels will be necessary in the coming quarters as demand, the number of larger accounts and the number of SKU's increase. The Company guarantees efficacy on all of its products. In certain circumstances and in an effort to support its retail channels, the Company allows its customers to return unsold merchandise if it does not turnover in a timely manner.

RESULTS  OF  OPERATIONS

     Net sales for the three and six months ended June 30, 2001 were $688,882 and $1,135,783, respectively, compared to net sales of $519,201 and $878,284 for the same periods last year, an increase of $169,681 or 32.7% and $257,499 or 29.3%, respectively. The increase in net sales is due to the increased sales volume of the Company's brands, PURECHOICE, SOLUTIONS and Complete La Femme, which the Company is distributing through existing and new customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's sales increases are attributable to the introduction of new products that the Company is selling to its existing customers along with the commencement of orders from HKTPCO, the Company's sole marketer and distributor for all of Asia. The Company is continuing to broaden its customer base through the introduction of other new products under its PURECHOICE, SOLUTIONS and Complete La Femme lines into retail channels and through the continued support of the Company's advertising and promotional programs.

     The Company's gross profit margin for the three and six months ended June 30, 2001 was 48.1% and 49%, respectively, compared to 34% and 38.9% for the same periods last year. The variation in gross profit margin is due to certain higher discounts and promotions that had been utilized as part of introducing and continuing to implement the Company's product lines into domestic retail channels in 2000 that are being utilized to a lesser extent in 2001. As the Company gains further distribution of its products and is able to increase the awareness of its brands with consumers, the Company's reliance on certain discounts that had been utilized in 2000 as compared to 2001 is either reduced or eliminated.

     Selling, general and administrative expenses for the three and six months ended June 30, 2001 were $365,660 and $662,868, respectively, compared to $541,077 and $917,801 for the same periods last year, a decrease of 32.4% and 27.8%, respectively. Overall corporate expenditures have decreased both as a percentage of sales and in total dollars compared to the same period last year. These decreases are due to specific cost reduction measures implemented by management in the fourth quarter of 2000 and the first six months of 2001. Certain of these cost reduction measures relate to, but are not limited to, payroll costs, marketing expenses, promotional expenses, discounts and general overhead. The Company will continue to promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. As sales grow, the Company intends to budget its expenditures for certain marketing expenses so that the Company's reliance on investment capital for marketing is lessened or eliminated.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three and six months ended June 30, 2001 was $(97,570) or less than $(.01) per share and $(237,877) or $(.01) per share, respectively, compared to a net loss of $(386,157) or $(.01) per share and $(622,299) or $(.01) per share for the same periods last year.

OTHER  INFORMATION

     Interest Expense was $63,514 and $129,848 for the three and six months ended June 30, 2001, respectively, compared to $36,574 and $74,082 for the same periods last year. Interest expense incurred from interest on notes payable to officers, directors and other third parties has decreased approximately 15.0% for the six months ended June 30th 2001 due to the reduction in the Company's notes payable. The overall increase in interest expense is due to the Company's interest expense incurred as part of certain beneficial conversion features as part of these notes payable and is recorded as a discount to the face value of the debt. These beneficial conversion features are being amortized to interest expense over the one-year term of the notes. Approximately $64,000 of amortization for this debt discount is included as interest expense for the six months ended June 30, 2001. The Company has approximately $15,000 of amortization remaining to accrue through the remainder of the year 2001 under this debt discount pursuant to the Company's notes payable.

     Any interest income for the six months ended June 30, 2001 was generated from the Company's invested cash balance in interest-bearing money market accounts.

     Management has implemented and will continue to implement certain cost reduction measures in order to bring the Company's operations into a profitable structure. These cost reduction measures were implemented by management in the fourth quarter of 2000 and the first six months of 2001. Certain of these cost reduction measures relate to, but are not limited to, payroll costs, marketing expenses, promotional expenses, discounts and general overhead. The Company will continue to promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. As sales grow, the Company intends to budget its expenditures for certain marketing expenses so that the Company's reliance on investment capital for marketing is lessened or eliminated.

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

CAPITAL  EXPENDITURES

     During the six months ended June 30, 2001, the Company incurred $4,137 in capital expenditures for computers, equipment and fixtures. As of June 30, 2001, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of the six months ended June 30, 2001, the Company had $512,310 in current assets of which $300,868 or 58.7% was cash and receivables. Total current liabilities including notes payable and convertible debentures to officers, directors and third parties for the same period totaled $2,171,116. Management considers its relationship to all of its noteholders to be close. The terms of the debt with the officers, directors and third parties are such that it is classified as current liabilities as of June 30, 2001.

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

     On April 18, 2001, the Company received a loan in the amount of $200,000.00 from Mr. Choi. The loan was represented by a promissory note which accrues interest at 15% per annum and is unsecured.

     As the Company grows, management continuously analyzes the Company's operations in order to generate positive cash flows and to bring the Company's operations to a profitable level. Deficits from operations of the Company for the years 1999, 2000 and 2001 have been funded through a series of loans and private placements from various officers and directors of the Company with whom the Company maintains a close relationship. Management expects that the Company may require an additional $250,000 to $500,000 in additional financing in the coming six to nine months to support the level of growth that management believes can be achieved while it brings the Company to a profitable level. The Company's needs for operating capital are being supplemented by the increasing cash flows from its growing business which is now covering the Company's general operating overhead. In addition, the nature of the Company's business is such that its marketing expenses can be curtailed, if needed, to bring the Company's cash flow to a more manageable level. To date, management has been successful in raising the necessary capital to fund the Company's growth and believes that it will continue be successful in raising the funds required to meet its obligations. However, there are no assurances that the cash can be successfully raised. As is the case with any growth company, if the Company cannot raise the capital, the effect may be that the Company will not meet its projections.

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

     (a)     Exhibits


     Exhibit
     -------
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


BAYWOOD INTERNATIONAL, INC.
(Registrant)




By:  /s/  Neil  Reithinger                                Date:  August 12, 2001
   -----------------------
Neil  Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer