Form 10QSB
period 2001-09-30
BAYWOOD INTERNATIONAL INC
filed 2001-11-14
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


        FOR THE QUARTER ENDED                     COMMISSION FILE NUMBER
        ---------------------                     ----------------------
         September 30, 2001                             0-22024



                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                      77-0125664
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
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

As of September 30, 2001, there were 31,718,229 shares of Baywood International,
                 Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX
                                      -----
                                                                            PAGE
                                                                            ----

PART  I  -  FINANCIAL  INFORMATION

     Item  1  -  Financial  Statements

     Balance  Sheet  as  of  September  30,  2001                            3

     Statements  of Operations for the three and
     nine months ended September 30, 2001 and 2000                           4

     Statements  of Cash Flows for the three and
     nine months ended September 30, 2001 and  2000                          5

     Statement  of  Information  Furnished                                   6

     Item 2 - Management's Discussion and Analysis
     or Plan of Operation                                                   7-13

PART  II  -  OTHER  INFORMATION

     Item  1  -  Legal  Proceedings                                          14

     Item  2  -  Changes  in  Securities                                     14

     Item  3  -  Defaults  Upon  Senior  Securities                          14

     Item  4  -  Submission  of  Matters  to  a  Vote
     of  Security  Holders                                                   14

     Item  5  -  Other  Information                                          14

     Item  6  -  Exhibits  and  Reports  on  Form  8-K                       15

     SIGNATURES                                                              16

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                            As of September 30, 2001

                                     ASSETS
                                     ------

CURRENT ASSETS
      Cash and equivalents                                      $     31,076
      Accounts receivable (net of allowance of $129,982)             292,017
      Inventories                                                    210,746
      Prepaid expenses and other current assets                       47,028
                                                                -------------
            Total current assets                                     580,867
                                                                -------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $126,432)            101,631
                                                                -------------

                  Total assets                                  $    682,498
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $    379,731
      Interest payable                                               284,826
      Accrued liabilities                                            216,739
      Dividends Payable                                               76,929
                                                                -------------
            Total current liabilities                                958,225
                                                                -------------

NOTES PAYABLE                                                      1,280,510
                                                                -------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value, convertible
         10,000,000 shares authorized,
            Class A, 35,000 shares issued, aggregate
            liquidation preference of $35,000
            Class E, 800,000 shares issued, aggregate
            liquidation preference of $800,000                       835,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 31,718,229 shares
         issued and outstanding                                       31,718
      Additional paid-in capital                                   7,668,378
      Accumulated deficit                                        (10,091,333)
                                                                -------------
            Total stockholders' deficit                           (1,556,237)
                                                                -------------
                  Total liabilities and stockholders' deficit   $    682,498
                                                                =============

                                    BAYWOOD INTERNATIONAL, INC.

                                     STATEMENTS OF OPERATIONS
                                     ------------------------
                                            (UNAUDITED)

                                              Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                                2001          2000          2001          2000
                                            ------------  ------------  ------------  ------------
NET SALES                                   $   937,875   $   397,063   $ 2,073,658   $ 1,275,346

COST OF SALES                                   518,777       203,676     1,097,811       740,061
                                            ------------  ------------  ------------  ------------
      Gross profit                              419,098       193,387       975,847       535,285
                                            ------------  ------------  ------------  ------------

S, G & A EXPENSES:
      Marketing expenses                        183,956       327,124       531,542       933,464
      General and administrative expenses       210,147       151,834       514,682       458,457
      Depreciation and amortization               5,460         5,337        16,206        10,173
                                            ------------  ------------  ------------  ------------
            Total S, G & A expenses             399,563       484,295     1,062,430     1,402,094
                                            ------------  ------------  ------------  ------------
                  Operating profit (loss)        19,535      (290,908)      (86,583)     (866,809)
                                            ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                47           246           450           605
      Miscellaneous expense                           -             -        (2,500)       (2,858)
      Miscellaneous income                            -             -           187        30,183
      Interest expense                          (48,841)      (35,917)     (178,690)     (109,999)
      Settlement Expense                              -             -             -             -
                                            ------------  ------------  ------------  ------------
            Total other (expense)               (48,794)      (35,671)     (180,553)      (82,069)
                                            ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                        (29,259)     (326,579)     (267,136)     (948,878)

PROVISION FOR INCOME TAXES                            -             -             -             -
                                            ------------  ------------  ------------  ------------

NET LOSS                                    $   (29,259)  $  (326,579)  $  (267,136)  $  (948,878)
                                            ============  ============  ============  ============

NET LOSS PER COMMON SHARE                             *   $     (0.01)  $     (0.01)  $     (0.03)
                                            ============  ============  ============  ============

WEIGHTED AVERAGE OF COMMON
    SHARES OUTSTANDING                       31,421,410    27,797,262    30,770,801    27,057,174
                                            ============  ============  ============  ============

*  Less than $(.01) per share

                                        BAYWOOD INTERNATIONAL, INC.

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------

                                                                                For the Period Ended Sep. 30,
                                                                                      2001         2000
                                                                                   ----------  ------------
OPERATING ACTIVITIES:
      Net loss                                                                     $(267,136)  $  (948,878)
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                          16,206        10,173
               Issuance of common stock and options for services performed            37,500             -
               Issuance of common stock in lieu of salaries payable                  147,500             -
               Issuance of common stock in lieu of cash for interest payable               -        13,500
               Amortization of debt discount                                          82,321             -
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                                  (32,059)     (259,486)
                  (Increase) in inventory                                           (143,137)      (97,048)
                  (Increase) decrease in prepaid expenses                            (14,012)        4,201
                  Increase in interest payable                                        80,585        54,812
                  (Increase) in dividends payable                                    (23,716)            -
                  Increase (decrease) in accounts payable and accrued liabilities   (265,228)      190,726
                                                                                   ----------  ------------
                              Net cash (used) by operating activities               (381,176)   (1,032,000)
                                                                                   ----------  ------------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                                 (11,955)     (103,005)
                              Net cash (used) by investing activities                (11,955)     (103,005)
                                                                                   ----------  ------------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                                    225,800       803,160
      Issuance of preferred stock for cash                                           300,000             -
      Proceeds from exercise of stock options and warrants for common stock           24,200       376,949
      Principal payments on notes payable                                           (159,699)      (24,160)
                                                                                   ----------  ------------
                              Net cash provided by financing activities              390,301     1,155,949
                                                                                   ----------  ------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                          (2,830)       20,944
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                             33,906        15,242
CASH AND EQUIVALENTS, END OF PERIOD                                                $  31,076   $    36,186
                                                                                   ==========  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
              Interest                                                             $  11,980   $    34,544

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for services                                        $  37,500   $         -
      Issuance of common stock for debt conversion                                 $ 156,500   $         -
      Exercise of warrants and options through reduction of debt                   $ 247,686   $         -

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

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

Item  2  -  Management's  Discussion  and  Analysis  or  Plan  of  Operation
----------------------------------------------------------------------------

GENERAL

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own brands under the names PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

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

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on proprietary brand lines across all retail channels, both domestically and internationally. As a result, the Company was completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, the Company is focused on strengthening the marketing and sales of its branded product lines, PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) nd any other branded lines the Company chooses to develop, in the United States into all retail channels and internationally through relationships with distributors.

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480) 951-3956 and its web address is www.bywd.com.
                                      ------------

COMPANY  OBJECTIVE  AND  MISSION

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) lines and any other branded lines the Company chooses to develop that can be marketed and sold into retail channels, both domestically and internationally. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company intends to focus on the development and marketing of a broad base of nutraceuticals rather than a specific category of products. Through active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of product lines it develops. The Company strives to achieve its objective by identifying brands with favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs.

PRODUCTS

     The Company's products consist of three (3) nutraceutical brand lines, PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R). The number of different products within each line varies depending on the types of products that the Company decides to develop from time to time. In addition, variable factors including counts and sizes of each product that the Company chooses to develop may make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. The Company often incorporates product displays that hold varying amounts of its product as a marketing aid to help its retail customers display and sell the products to their consumers. Currently, the Company's PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) lines contain eighteen (18) products. The total number of SKU's totals approximately forty
(40).

SOLUTIONS(R)

     This line of products is formulated with what the Company considers the most effective ingredients and dosages to target specific needs and conditions of consumers. Ingredients may vary from botanicals, herbs, vitamins and other organic compounds.

PURECHOICE(R)

     This line is composed of single ingredient products that target the needs of the consumer for a specific product in the marketplace. Where the SOLUTIONS(R) line may combine a variety of ingredients to target a specific ailment, PURECHOICE(R) may include only one component for the consumer to choose. Single ingredients may include, but are not limited to, vitamins, minerals, herbs, botanical extracts or other organic sulfur and non-sulfur compounds.

Complete  La  Femme(R)

     This line offers an array of proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme(R) emphasizes health for the whole self rather than a specific category of natural products such as dietary supplements.

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

GROWTH STRATEGY

     The Company will continue to seek sales increases by internal growth of the Company's existing products and any new products that it may develop from time-to-time. Management feels that the potential for internal growth from existing and new product development remains substantial due to the continued recognition and potential of natural-based compounds for consumer benefit for either condition specific applications or for everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels which the Company attempts to penetrate, management believes that it can accomplish sales increases by the continued penetration of existing products and the introduction of new products. Currently, the Company estimates that it has penetrated less than 15% of retail channels.

INTERNATIONAL

     Certain of the Company's brands are sold in Canada, Turkey, Europe and Asia. Sales in Canada, Europe and Turkey are conducted through distributors who service various retail outlets in their respective territories.

     In October of 2000, Francis Choi, the Company's single largest shareholder, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Healthy International Limited ("Healthy International"), the sister company and marketing arm of HKTPCO, is in the business of research, marketing and distribution of unique high-quality healthcare products. Both Healthy International and HKTPCO are owned and controlled by Dr. Choi. Management believes that sales to Healthy International and HKTPCO will produce a considerable amount of revenue for the Company in future periods. Dr. Choi was appointed to the Company's Board of Directors on March 01, 2001 by the Board of Directors of the Company.

MANUFACTURING  AND  QUALITY  CONTROL

     The Company uses third-party manufacturers for all of its products. Currently, the Company utilizes four different manufacturers who manufacture and package the Company's products according to formulas and packaging guidelines that the Company dictates. In addition and in order to minimize the cost of goods, the Company may elect to purchase raw or bulk materials directly from various raw material suppliers and have them shipped to its manufacturers so that the Company may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product. Currently, all of the Company's suppliers from which it either purchases raw materials or contracts with for manufacturing are unrelated to the Company.

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

     The Company relies on its third party manufacturers to maintain the quality of product components as new products are assessed and developed. As the Company evaluates the needs for certain products within existing or new markets, the Company develops the most effective formulas and relies on its third party manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging. To monitor the quality of the products that the third-party manufacturers produce, the Company randomly tests its products through independent labs to insure potency. In addition, the Company selects those manufacturers who themselves adhere to high standards of Good Manufacturing Practices (GMP).

DISTRIBUTION

     The Company's product lines are marketed under the brand names PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company's products reach these retail channels either through distributors or through direct shipments from the Company. The Company also utilizes brokers as needed for grocery and drug chain accounts. Currently, only one (1) customer accounts for more than ten percent (10%) of the Company's sales.

     The Company generally maintains sufficient inventories to meet customer orders as received absent unusual and infrequent situations. At present, the Company has no significant backlog of customer orders and is promptly meeting customer requirements.

     The Company does not generally experience wide variances in the amount of inventory it maintains. However, management anticipates that an increase in inventory levels will be necessary in the coming quarters as demand, the number of accounts and the number of SKU's increase. The Company guarantees efficacy on all of its products. In certain circumstances and in an effort to support its retail channels, the Company allows its customers to return unsold merchandise if it does not turnover in a timely manner.

RESULTS  OF  OPERATIONS

     Net sales for the three and nine months ended September 30, 2001 were $937,875 and $2,073,658, respectively, compared to net sales of $397,063 and $1,275,346 for the same periods last year, an increase of $540,812 or 136.2% and $798,312 or 62.6%, respectively. The increase in net sales is due to the increased sales volume of the Company's brands, PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R), which the Company is distributing through existing and new customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's sales increases are attributable to the introduction of new products that the Company is selling to its existing customers along with the continuing orders from distributors in Canada and Turkey and from HKTPCO, the Company's sole marketer and distributor for all of Asia. The Company is continuing to broaden its customer base through the introduction of other new products under its PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) lines into retail channels and through the continued support of the Company's selective advertising and promotional programs.

     The Company's gross profit margin for the three and nine months ended September 30, 2001 was 44.7% and 47.1%, respectively, compared to 48.7% and 42% for the same periods last year. The variation in gross profit margin for the nine months is due to certain higher discounts and promotions that had been utilized as part of introducing and continuing to implement the Company's product lines into domestic retail channels in 2000 that are being utilized to a lesser extent in 2001. The variation in gross profit margin for the three months is due to the higher mix of international sales where margins are typically lower, specifically sales to a related party, for the three month period ended September 30, 2001 as compared to the same period last year. As the Company gains further distribution of its products and is able to increase the awareness of its brands with consumers, the Company's reliance on certain discounts that had been utilized in 2000 as compared to 2001 is either reduced or eliminated.

     Selling, general and administrative expenses for the three and nine months ended September 30, 2001 were $399,563 and $1,062,430, respectively, compared to $484,295 and $1,402,094 for the same periods last year, a decrease of 17.5% and 24.2%, respectively. Overall corporate expenditures have decreased both as a percentage of sales and in total dollars compared to the same period last year. These decreases are due to specific cost reduction measures implemented by management in the fourth quarter of 2000 and the first six months of 2001. Certain of these cost reduction measures relate to, but are not limited to, payroll costs, marketing expenses, promotional expenses, discounts and general overhead. The Company will continue to promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. As sales grow, the Company intends to budget its expenditures for certain marketing expenses so that the Company's reliance on investment capital for marketing is lessened or eliminated.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three and nine months ended September 30, 2001 was $(29,259) or less than $(.01) per share and $(267,136) or $(.01) per share, respectively, compared to a net loss of $(326,579) or $(.01) per share and $(948,878) or $(.03) per share for the same periods last year.

OTHER  INFORMATION

     Interest Expense was $48,841 and $178,690 for the three and nine months ended September 30, 2001, respectively, compared to $35,917 and $109,999 for the same periods last year. Interest expense incurred from interest on notes payable to officers, directors and other third parties has decreased approximately 12.4% for the nine months ended September 30, 2001 due to the reduction in the Company's notes payable. The overall increase in interest expense is due to the Company's interest expense incurred as part of certain beneficial conversion features as part of these notes payable and is recorded as a discount to the face value of the debt. These beneficial conversion features are being amortized to interest expense over the one-year term of the notes. Approximately $82,000 of amortization for this debt discount is included as interest expense for the nine months ended September 30, 2001. The Company has approximately $15,000 of amortization remaining to accrue through the remainder of the year 2001 under this debt discount pursuant to the Company's notes payable.

     Any interest income for the nine months ended September 30, 2001 was generated from the Company's invested cash balance in interest-bearing money market accounts.

     Management has implemented and will continue to implement certain cost reduction measures in order to bring the Company's operations into a continuing profitable structure. These cost reduction measures were implemented by management in the fourth quarter of 2000 and the first six months of 2001. Certain of these cost reduction measures relate to, but are not limited to, payroll costs, marketing expenses, promotional expenses, discounts and general overhead. As the Company considers it necessary, it will continue to promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase.

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

CAPITAL  EXPENDITURES

     During the nine months ended September 30, 2001, the Company incurred $11,955 in capital expenditures for computers, equipment and fixtures. As of September 30, 2001, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of the nine months ended September 30, 2001, the Company had $580,867 in current assets of which $323,093 or 55.6% was cash and receivables. Total current liabilities including notes payable and convertible debentures to officers, directors and third parties for the same period totaled $2,238,735. Management considers its relationship to all of its noteholders to be close. The terms of the debt with the officers, directors and third parties are such that it is classified as current liabilities as of September 30, 2001.

     On December 30, 2000, the Company sold 800,000 shares of its Class "E" Preferred Shares (the "Preferred Shares") and warrants to purchase 4,000,000 shares of the Company's restricted common stock at $0.20 per share (the "Warrants") without registration under the Securities Act. The Preferred Shares and Warrants were sold to Francis Choi, the Company's major shareholder. The purchase price for the Preferred Shares and Warrants was $800,000 in cash, payable in installments as follows: $500,000 in cash was paid to the Company in the year ended December 31, 2000; $150,000 in cash was paid to the Company on January 11, 2001; and $150,000 in cash was paid to the Company on March 25, 2001. The full purchase price for the Preferred Shares and Warrants has been paid by Dr. Choi. There were no underwriting commissions or discounts associated with the sale of the Preferred Shares or Warrants to Dr. Choi.

     On April 18, 2001, the Company received a loan in the amount of $200,000 from Dr. Choi. The loan was represented by a promissory note which accrues interest at 15% per annum and is unsecured.

     As part of Dr. Choi's purchase of Preferred Shares and his loan to the Company, the Company is accruing interest to him at a rate of 15% per annum in the form of a dividend and interest, respectively. Dr. Choi has agreed to allow the Company to offset his dividends payable and interest payable over time through shipments to HKTPCO of certain amounts of the Company's products at no charge. Such products include only the products that HKTPCO is currently purchasing as the Company's sole agent for Asia.

     As the Company grows, management continuously analyzes the Company's operations in order to generate positive cash flows and to bring the Company's operations to a profitable level. Deficits from operations of the Company for the years 1999, 2000 and 2001 have been funded through a series of loans and private placements from various officers and directors of the Company with whom the Company maintains a close relationship. Management expects that the Company may require an additional $250,000 to $500,000 in additional financing in the coming six to nine months to support the level of growth that management believes can be achieved while it brings the Company to a profitable level. These funds will be needed to support marketing efforts and fund increasing levels of inventory and accounts receivable. The Company's needs for operating capital are being supplemented by the increasing cash flows from its growing business which is now covering the Company's general operating overhead. In addition, the nature of the Company's business is such that its marketing expenses can be curtailed, if needed, to bring the Company's cash flow to a more manageable level. To date, management has been successful in raising the necessary capital to fund the Company's growth and believes that it will continue be successful in raising the funds required to meet its obligations. However, there are no assurances that the cash can be successfully raised. As is the case with any growth company, if the Company cannot raise the capital, the effect may be that the Company will not meet its projections.

                 "CAUTION REGARDING FORWARD-LOOKING STATEMENTS"

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING, WITHOUT LIMITATIONS, STATEMENTS REGARDING THE COMPANY'S BUSINESS STRATEGY AND OBJECTIVES AND FUTURE FINANCIAL POSITION, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND INVOLVE RISKS AND UNCERTAINTIES.
ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH THESE FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN THE FOLLOWING SECTION, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT INCLUDING THOSE ITEMS DISCUSSED IN THE SECTION TITLED, "MANAGEMENT'S DISCUSSION AND ANALYSIS". ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT.

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

PART  II  -  OTHER  INFORMATION

Item  1  -  Legal  Proceedings
            ------------------

     None

Item  2  -  Changes  in  Securities
            -----------------------

     None

Item  3  -  Defaults  upon  Senior  Securities
            ----------------------------------

     None

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders
            -----------------------------------------------------------

     Subsequent to September 30, 2001, the Company, on October 29, 2001, held its Annual Meeting of Stockholders (the "Annual Meeting"). The following matters were voted on at the Annual Meeting:

     1. The directors of the Company were all elected by the following votes:

     NAME                      VOTES FOR       WITHHELD
     ----                      ---------       --------
     Neil Reithinger           18,840,116      229,300
     Karl Rullich              18,840,116      229,300
     O. Lee Tawes, III         18,920,116      149,300
     Dr. Francis Choi          18,920,116      149,300
     Samuel Lam                18,920,116      149,300
     Carmen Choi               18,919,616      149,800

     2. The appointment of Weber & Co., P.C. as the Company's independent auditors for the fiscal year ending December 31, 2001 was ratified by the following votes:

     VOTES FOR                    VOTES AGAINST                       ABSTAIN
     ---------                    -------------                       -------
    18,941,916                      106,300                           21,200

     3. The authority to vote on any business that may properly come before the meeting was approved with the following votes

     VOTES FOR                    VOTES AGAINST                       ABSTAIN
     ---------                    -------------                       -------
    18,791,016                       239,850                           38,550

     The foregoing matters, excluding voting results, are described in detail in the Registrant's definitive proxy statement dated September 17, 2001 for the Annual Meeting of Stockholders held subsequent to September 30, 2001, on October 29, 2001.

Item  5  -  Other  Information
            ------------------

     None

Item  6  -  Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

     (a)     Exhibits

     Exhibit                     Exhibit Name                   Method of Filing
     Number


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


BAYWOOD  INTERNATIONAL,  INC.
(Registrant)

By:  /s/  Neil  Reithinger                              Date:  November 13, 2001
    ----------------------
Neil  Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer