Form 10KSB
period 2001-12-31
BAYWOOD INTERNATIONAL INC
filed 2002-04-01
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

  ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001
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

       Issuer's revenues for its most recent fiscal year were $2,724,797.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $1,606,410 as of March 27, 2002.

    The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 27, 2002 was 32,768,235.

                                    BAYWOOD INTERNATIONAL, INC.

                                            FORM 10-KSB

                               FOR THE YEAR ENDED DECEMBER 31, 2001

                                         TABLE OF CONTENTS
                                         -----------------

Item 1 - Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
     General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
     Company Objective and Mission . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
     Products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
     Growth Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
     International . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
     Manufacturing and Quality Control . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
     Distribution. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
     Market and Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
     Trademarks and Patents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
     Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 2 - Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 3 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .  10
Item 5 - Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . .  11
Item 6 - Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . .  13
     Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
     Government Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
Item 7 - Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .  19
Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial
     Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
     16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 10 - Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
Item 11 - Security Ownership of Certain Beneficial Owners, Management and Changes in
     Control . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
Item 12 - Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .  26
Item 13 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  27

                  CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

                                    PART  I

Item  1  -  Description  of  Business
-------------------------------------

GENERAL

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a biopharmaceutical company focused on the development and production of complex nutraceuticals, as well as on the development of novel genetic technologies for applications in human therapeutics. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

     Between 1992 and 1998, the Company had directed most of its sales efforts toward international markets and had established either distribution or registration of its products into certain Pacific Rim and European Countries.
Prior to 1998, the Company's product lines had not been expanded in order to capture the North American (U.S. and Canada) market. As a result, the Company relied on the continued distribution of one main product to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases which caused a dramatic decrease in the Company's sales for 1998.

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, the Company was completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, the Company is focused on strengthening the brand awareness and sales of its product lines, PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) and any other branded lines the Company chooses to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     In August, 2001, the Company formed EpiPharma, a Nevada Corporation, as a wholly-owned subsidiary of the Company, to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma will sell specially formulated nutraceutical systems directly to informed consumers and to health care practitioners, who will then distribute them to their patient populations. EpiPharma will act as a direct marketer and distributor of a certain line of the Company's products and the Company expects EpiPharma to facilitate the Company's penetration into the valuable and growing direct-to-consumer and health care practitioner marketing channels and to help strengthen sales growth, eventually leading to increased margins and higher profitability.

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480)
951-3956  and  its  web  addresses  are  www.bywd.com  and  www.epipharma.com.
                                         ------------       -----------------

COMPANY  OBJECTIVE  AND  MISSION

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines the Company chooses to develop, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through its newly formed wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company intends to focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve its objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

PRODUCTS

     The Company's products currently consist of three (3) nutraceutical brand lines, PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R). The number of different products within each line varies depending on the types of products that the Company decides to develop from time-to-time. In addition, variable factors such as counts and sizes of each product that the Company chooses to develop may make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. The Company often incorporates product displays for its products that hold from six (6) to twenty (20) units of each product as a marketing aid to help its retail customers display and sell the products to their consumers. Currently, the Company's PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) lines contain eighteen (18) products. The total number of SKU's approximates (40).

SOLUTIONS(R)

     The SOLUTIONS(R) line consists of products formulated with a combination of natural compounds in what the Company considers the most effective dosages to target specific needs and conditions of consumers. Ingredients may vary from botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. SOLUTIONS(R) currently includes the following products:

             PRODUCT NAME                          TARGETED FUNCTION
             ------------                          -----------------
 Dr. Harris' Original Snore Formula                Relief of Snoring
Dr. Harris' Original Allergy Formula              Relief of Allergies
            HeadMed(TM)                      Headache and Migraine Relief
             N-Cal(TM)                         Weight Loss (Fat Blocker)
       Carb Eliminator(TM)                 Weight Loss (Carbohydrate Blocker)
         Super Joints(TM)                 Joint and Connective Tissue Support
          C-2 Relief(TM)                   Cox 2 Inhibitor for Pain Relief
         Cal-Mag FIZZ(TM)              Effervescent Calcium and Magnesium Drink


PURECHOICE(R)

     The PURECHOICE(R) line is composed of single ingredient products that target the needs of the consumer for a specific natural compound. Where the SOLUTIONS(R) line may combine a variety of natural compounds to target a specific ailment, PURECHOICE(R) may include only one component for the consumer to choose. Single ingredients may include, but are not limited to, botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. PURECHOICE(R) currently includes the following products:

         PRODUCT NAME                               FUNCTION
         ------------                               --------
          Beta-s(TM)                        Maintain Healthy Cholesterol
          Entrox (R)             Enteric Coated Multi-EFA (Essential Fatty Acid)
SAMe (S-Adenosyl-Methionine)                 Joint and Emotional Health
     Colostrum IgG30 1000                 Immune System Support and Energy
          MSM 1000                       Joint and Connective Tissue Support

Complete  La  Femme(R)

     The Complete La Femme(R) line offers a select number of proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme(R) emphasizes health for the whole self and offers both ingestible and topical products. Products under Complete La Femme(R) currently include:

       PRODUCT NAME                                   FUNCTION
       ------------                                   --------
   Vein Support Formula                Vein Tonicity and Capillary Resistance
Breast Enhancement Formula           Hormone Balancing, PMS Support and Breast
                                                     Enhancement
 Breast Maximizing Lotion            Topical Hormone Balancing, PMS Support and
                                                 Breast Enhancement
  Lip Maximizing Formula              Lip Enhancement and Furrow Reduction

     For the Company's wholly-owned subsidiary, EpiPharma, the current product line includes:

         PRODUCT NAME                                   FUNCTION
         ------------                                   --------
Movid-AF(TM) System, consisting of -        Joint and Connective Tissue Support
     Movid-AF(TM) Capsules
    Movid-AF(TM) Topical Lotion

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

     In October of 2000, Francis Choi, the Company's single largest shareholder, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Healthy International Limited ("Healthy International"), the sister company and marketing arm of HKTPCO, is in the business of research, marketing and distribution of unique high-quality healthcare products. Both Healthy International and HKTPCO are owned and controlled by Dr. Choi. Sales to HKTPCO were approximately $360,000 in the year ended December 31, 2001 and primarily were concentrated in Hong Kong. Management believes that sales to Healthy International and HKTPCO will produce a considerable amount of revenue for the Company in future periods as HKTPCO and Healthy International open up new Asian countries for distribution of the Company's products.

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

     The Company relies on its third party manufacturers to maintain the quality of product components as new products are assessed and developed. As the Company evaluates the needs for certain products within existing or new markets, the Company develops the most effective formulas and relies on its third party manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging. To monitor the quality of the products that the third-party manufacturers produce, the Company randomly tests its products through independent labs to ensure potency. In addition, the Company selects those manufacturers who themselves adhere to high standards of Good Manufacturing Practices (GMP's).

DISTRIBUTION

      The  Company's  product  lines  are  marketed  under  the  brand  names
PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. The Company's products reach the retail channels in North America either through distributors or through direct shipments from the Company. The Company also utilizes brokers as needed for national grocery and drug chain accounts. Internationally, the Company's products are sold through relationships with designated distributors. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma. Currently, two (2) customers, HKTPCO and the Company's exclusive distributor for Canada, account for more than twenty-five percent (25%) of the Company's net sales.

     The Company generally maintains sufficient inventories to meet customer orders as received absent unusual and infrequent situations. From time-to-time, the company experiences back orders which result from variations in demand for product outside of the Company's control or expectations. At present, the Company has no significant backlog of customer orders and is able to meet customer requirements.

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

MARKET  AND  COMPETITION

     The market for nutraceuticals is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

     Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other nutritional supplement companies because of its quality of products and the timely execution of its strategic objective and mission for niche products within the marketplace both internationally and domestically.

TRADEMARKS  AND  PATENTS

     The establishment and continued recognition by the marketplace of the Company's trademarks is of material importance to its business. In fiscal year 2001, substantially all of the Company's net sales were from products bearing the PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) brand names.

     From time-to-time, the Company registers its principal brand names in the United States and certain foreign countries. Sometimes, however, the names used to describe some of the Company's products are either too generic or commonplace to register. One example is S-Adenosyl-Methionine (SAMe) which is the name of the raw material in the product and can be used by other companies in the industry. No assurance can be provided that the steps the Company takes to protect its proprietary rights in its brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for the Company's product lines. The laws and the level of enforcement of such laws in certain foreign countries where the Company markets its products often do not protect the Company's proprietary rights in its products to the same extent as the laws of the United States. Because of the rapid pace of the natural product industry's development, the Company believes that the legal protection for its products is less significant to the Company's success than the knowledge, technical expertise and marketing skills of the Company's personnel, the frequency of product expansion and pace of market penetration.

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

EMPLOYEES

     At December 31, 2001, the Company had fifteen (15) full-time employees. Consultants are utilized as needed in marketing and sales.

Item  2  -  Description  of  Property
-------------------------------------

     The Company's principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. The Company leases approximately 7,800 square feet of office space under an operating lease that expires on July 31, 2003. Management believes that its facilities will provide sufficient capacity to handle the Company's growth in the coming year. The future minimum lease obligation for the remaining term of the lease through July 2003 is $106,576.

     The Company holds no other real estate interests.

Item  3  -  Legal  Proceedings
------------------------------

     As  of  the  date  hereof,  the  Company  has  no  pending  litigation.

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders
-----------------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                    PART  II

Item  5  -  Market  for  Common  Equity  and  Related  Stockholder  Matters
---------------------------------------------------------------------------

     The Company's common stock under the registered name of Baywood International, Inc. was first quoted in May of 1992, and began trading on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BYWD".

     Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last eight quarters:

Year Ended December 31, 2001  High  Low
----------------------------  ----  ----
31-Mar-2001                   0.16  0.09
30-Jun-2001                   0.14  0.09
30-Sep-2001                   0.11  0.06
31-Dec-2001                   0.08  0.05

Year Ended December 31, 2000
----------------------------

31-Mar-2000                   0.52   0.2
30-Jun-2000                    0.5  0.17
30-Sep-2000                    0.3  0.16
31-Dec-2000                    0.2  0.08

     The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

     As of December 31, 2001, there were approximately 680 holders of record of the Company's common shares not including those shares held in street name.

     The Company has not paid dividends on its common shares and has no intention of paying dividends in 2002. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will necessarily be dependent on the earnings, financial condition, capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

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

     Sale of Common Stock and Warrants. On or about December 15, 2000, the Company sold, pursuant to a private placement, 2,475,000 shares of restricted common stock in the Company and warrants to purchase 1,237,500 shares of restricted common stock of the Company without registration under the Securities Act. The private placement was effected through the sale of units (the "Units"). Units consisting of two shares of restricted common stock of the Company and a warrant to purchase one common share of the Company's restricted common stock at an exercise price of $0.20 per common share. The Company sold 1,237,500 Units at a purchase price of $0.20 per Unit. There were no underwriters involved in the offering and the securities were not publicly offered for sale. The securities were sold to "accredited investors," as defined in Regulation D of the Securities Act. 250,000 Units were sold to three individuals including one officer of the company for cash, for a total offering price of $50,000. There were no underwriting discounts or commissions in connection with the Private Placement.

     In addition, 987,500 Units were privately sold for services rendered or to be rendered. In particular: (i) three hundred eighty seven thousand five hundred (387,500) Units were sold to the President and Chief Executive Officer of the Company, Mr. Neil Reithinger, in lieu of the payment of $77,500 in accrued salary that was due and owing Mr. Reithinger for the payment of salary for the period of January 1999 through October 1, 2000; (ii) three hundred fifty thousand (350,000) Units were sold to the vice president of the Company, Mr. Karl Rullich, in lieu of the payment of $70,000 in salary that was due and owing Mr. Rullich for the period of January 1999 through October 1, 2000; and (iii)
250,0000 of the Units were reserved by the Company for issuance to Success Unlimited, Inc. in lieu of payment for marketing services to be provided by Success Unlimited, Inc. to the Company. Under the agreement with Success Unlimited, Inc., 20,833 of the Units will be transferred to Success Unlimited, Inc. by the Company each month, for a period of 12 months, in lieu of payment of any amounts due to Success Unlimited, Inc. under a Marketing Services Agreement dated as of December 2000.

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

     The proceeds from the Private Placement were used by the Company for funding of general corporate purposes.

Item  6  -  Management's  Discussion  and  Analysis  or  Plan  of  Operation
----------------------------------------------------------------------------

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

GENERAL

     The Company is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names
PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). At this time, the Company is focused on strengthening the brand awareness and sales of its product lines, PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) and any other branded lines the Company chooses to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines the Company chooses to develop, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through its wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company intends to focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve its objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

RESULTS  OF  OPERATIONS

     The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated.

                                    2001    2000
                                     %        %
                                   ------  -------
Net Sales                             100      100
Cost of Sales                        59.6     67.4
                                   ------  -------
Gross Profit                         40.4     32.6
S, G & A Expenses:
  Marketing                          24.6     67.9
  General and Administrative         30.5     62.4
  Depreciation and Amortization         1        1
Other (Income) and Expense - net      7.7     23.1
                                   ------  -------
Loss Before Income Taxes            -23.4   -121.8
Income Tax Provision                    -        -
Net (Loss)                          -23.4   -121.8
                                   ======  =======

COMPARISONS  OF  YEAR  2001  TO  2000:

      Net sales for the year ended December 31, 2001 were $2,724,797 compared to net sales of $1,609,523 for the year ended December 31, 2000, an increase of 69%. The increase in net sales was attributable to the increased penetration of the Company's brands, PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) into existing and new retail customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's net sales increases are attributable to the continued acceptance of new products that the Company is introducing to its existing and new customers in the North America.

     The Company's gross profit margin for the year ended December 31, 2001 was 40.4% compared to 32.6% for the same period last year. The increase in gross profit margin is due to such factors as discounts and promotions that had been utilized in previous years as part of introducing and continuing to implement the Company's product lines into its retail channels. Although certain of these discounts and promotions may be necessary from time-to-time as the Company continues to penetrate the marketplace, management believes that their necessity will be lessened over time as the Company's brands mature.

     Selling, general and administrative expenses for the year ended December 31, 2001 were $1,521,360 compared to $2,112,725 for the same period last year, a decrease of 38.8%. As part of the Company's continuing focus to reduce and keep operating costs low, overall corporate expenditures as a percentage of sales and in total dollars have decreased compared to the same period last year. Certain of these operational costs for marketing include advertising, conventions, public relations and promotions and expenses related to new products and program development and were the largest portion of selling, general and administrative expenses totaling approximately $299,000 for the year ended December 31, 2001 as compared to $612,000 for the same period last year, a decrease of 51%.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for year ended December 31, 2001 was $(636,164) or $(.02) per share compared to a net loss of $(1,958,951) or $(0.07) per share for the same period last year.

     The Company's reliance on computer information systems is such that it does not anticipate that the "Y2K" will have any material, adverse effect on its financial condition, operation or financial statements. The Company is not aware of any significant problems being encountered by its customers and vendors.

OTHER  INFORMATION

     Interest Expense was $212,430 and $324,948 in 2001 and 2000, respectively. In the years ended December 31, 2001 and 2000, interest expense was incurred from interest on notes payable to officers, directors and third parties. In addition, certain beneficial conversion features as part of these notes payable at the date of issuance were valued at $237,857 for the year ended December 31, 2000 and was recorded as a discount to the face value of the debt. The discount was amortized to interest expense over the one-year term of the notes resulting in an effective interest rate of approximately 45% for the year ended December 31, 2000. Amortization of the discount was $82,321 and $155,536 for the years ended December 31, 2001 and 2000, respectively (See Note 13).

     In the year ended December 31, 2001, the Company's board of directors authorized Class F preferred stock and the Company issued 8,125 shares of the Class F preferred stock. The Class F preferred stock has a $1 per share par value and a stated value of $80 per share. The Class F preferred stock contains a 15% per annum cumulative dividend which is preferential to all other classes of stock other than Class E preferred stock. The Class F preferred stock has an aggregate liquidation value of $650,000 at December 31, 2001. The Class F preferred stock has a liquidation preference senior to all other classes of capital stock. The Class F preferred stock is redeemable at the option of the Company only at 105% of the stated value. The holders of the Class F preferred stock have voting rights with respect to a merger or sale of substantially all of the Company's assets. The Class F preferred stock was issued to the holder of the Class E preferred stock and an officer and director of the Company in exchange for $650,000 in debt owed by the Company to those individuals.

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

     The Company's investment in Baywood Nutritionals, S.A. incurred costs which contributed to a net loss in the equity of the investment in the amount of $40,028 for the year ended December 31, 1999. The Company had accounted for its approximately 41% interest in Baywood Nutritionals, S.A. using the equity method. The Company wrote off its investment in Baywood Nutritionals, S.A. in the year ended December 31, 1999, due to the lack of the entity's ability to generate substantial revenue.

     Interest income for 2001 of $456 was generated from the Company's invested cash balance in interest-bearing money market accounts.

     The market for nutraceuticals is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

     Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other nutritional supplement companies because of its quality of products and the timely execution of its strategic objective and mission for niche products within the marketplace both internationally and domestically.

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

RISK  FACTORS

     The Company's business is subject to a number of risks. In addition to the other information contained in this Form 10-KSB, the following risk factors are also outlined:

     Dependence on Third Party Suppliers. There are numerous companies that produce or supply the types of products the Company distributes. The Company does not manufacture any of its products and depends entirely on third party manufacturers and suppliers. Typically, the Company does not have supply agreements, but submits purchase orders for its products. The Company currently purchases from five (5) manufacturers. Although the Company believes that a number of alternative manufacturers are available if required and that it could quickly replace its main suppliers with alternative sources at comparable prices and terms, a disruption in product supply from any of its third party suppliers could have a significant adverse impact on the Company's operations.

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

     Public Perception. The Company's dietary supplement business could be adversely affected if any of its products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of its products or any similar products. The Company's dietary supplement products contain vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as directed by the Company and that various scientific studies and literature has suggested may offer health benefits. While the Company conducts quality control testing on its products, the Company is highly dependent upon consumers' perception of the overall integrity of the dietary supplements business, as well as the safety and quality of products in that industry and similar products distributed by other companies which may not adhere to the same quality standards as the Company. There can be no assurance that any of the Company's products will not suffer from negative public perception.

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

     The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted on October 25, 1994. DSHEA amends the Federal Food, Drug and Cosmetic Act by defining dietary supplements, which include vitamins, mineral, nutritional supplements, herbs and botanicals, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may diagnose, mitigate, cure or prevent an illness, disease or malady, permit the FDA to attach drug status to a product.

     To the extent the Company establishes its own manufacturing facilities in the future and produces products deemed by the FDA now or in the future to be a food or dietary supplement, the operation of the Company's manufacturing facilities will be subject to regulation by the FDA in compliance with Good Manufacturing Practices (GMP's) just as the Company's third party manufacturers currently are subjected to. Although the Company does not anticipate any difficulties in complying with GMP's, any such difficulties that are encountered at such a time could have a material adverse effect on the Company.

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

     Overseas, registration may be mandatory in certain countries prior to distribution. This process may take from several months to over a year. The Company, at any one time, may have several products awaiting approval for registration and eventual distribution. The Company can provide no assurance as to the timing of such approvals.

CAPITAL  EXPENDITURES

     During 2001 and 2000, the Company incurred $12,073 and $70,849 in capital expenditures for computers and equipment, respectively. As of December 31, 2001, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2001, the Company had $353,790 in current assets of which $180,382 or 51% was cash and receivables. Total current liabilities for the same period totaled $1,568,279. This represents a ratio of current assets to current liabilities of .23 at December 31, 2001. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance.

     During the year ended December 31, 2001 the company incurred a net working capital deficiency of approximately $364,135 from operations. The Company's needs for cash throughout 2000 and 2001 had primarily been funded by certain officers, directors and third parties through loans, the exercise of stock options and warrants and private placements to the Company. The terms of the debt with the officers and directors are such that it is classified as current liabilities as of December 31, 2000 (See Note 6).

     Management is attempting to generate positive cash flows as the Company grows by maintaining costs. However, the Company will require increasing cash flows to finance its needs for inventory to successfully build the distribution of its products into the marketplace. Management believes that it will require approximately $250,000 in the next six to twelve months to meet its obligations for growth and that it will be successful in raising such funds. However, there can no assurances that the cash can be successfully raised. If the Company cannot raise the capital, the effect may be that the Company will not meet its projections for growth.

Item  7  -  Financial  Statements  and  Supplementary  Data
-----------------------------------------------------------

     An audited balance sheet for the year ended December 31, 2001 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 are set forth commencing on page F-1.

Item  8  -  Changes  in  and  Disagreements  with  Accountants on Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure
---------------------

     None

                                    PART  III

Item  9  -  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
-------------------------------------------------------------------------------
Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

Directors  and  Executive  Officers


     NAME           AGE      POSITION(S)  OR  OFFICE(S)  HELD
     ----           ---      --------------------------------

Neil Reithinger     32       Chairman of the Board, President &
                                 Chief  Executive  Officer
                             Vice-President, Secretary & Director

Karl H. Rullich     68       Director

O. Lee Tawes, III   54       Director

Dr. Francis Choi    54       Director

Carmen  Choi        26       Director

Samuel  Lam         49       Director

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

     MR. O. LEE TAWES, III was nominated and elected to the Board of Directors of the Company at a Special Meeting of the Board of Directors held on March 1, 2001 by an affirmative vote of a majority of the Board of Directors. Since 1999, he has been the Managing Director of Research for C.E. Unterberg, Towbin, an investment and merchant banking firm specializing in high growth technology companies. Mr. Tawes came to C.E. Unterberg, Towbin from CIBC World Markets, where he was Director of Equity Research from 1991 to 1999. He was also Chairman of the Stock Selection Committee at CIBC, a member of the firm's Executive Committee, and Commitment Committee. From 1972 to 1990, Mr. Tawes was an analyst covering the food and diversified industries at Goldman Sachs & Co. from 1972 to 1979, and Oppenheimer from 1979 to 1990. As food analyst, he was named to the Institutional Investor All America Research Team five times from 1979 through 1989. Mr. Tawes is a graduate of Princeton University and received his MBA from Darden School at the University of Virginia.

     DR. FRANCIS CHOI was nominated and elected to the Board of Directors of the Company at a Special Meeting of the Board of Directors held on March 1, 2001 by an affirmative vote of a majority of the Board of Directors. He is the Company's majority shareholder and is the Chairman and sole shareholder of Early Light International (Holdings), Ltd., one the three largest toy manufacturers in Hong Kong which he began building over 30 years ago. As a well-known and experienced toy manufacturer in the industry and an entrepreneur, Dr. Choi also holds executive positions in various toy associations and is the Chairman of E. Lite (Choi's) Holdings, Ltd., a company that owns and manages real property in Hong Kong, China and the United States. In addition and as part of his diversified investment holdings, Dr. Choi is also is the Chairman of Trustful Securities, Ltd. and Hong Kong Trustful Pharmaceutical, Ltd., the Company's exclusive marketer and distributor for Asia. Since 1999, Dr. Choi has also been a committee member of Guangdong Committee of the Chinese People's Political Consultative Conference. Dr. Choi obtained his Masters Degree in Business Administration in 1988 and received a doctorate degree at the Harbin Institute of Technology in China in 2001. Dr. Choi is the father of Carmen Choi.

     MS. CARMEN CHOI was nominated and elected to the Board of Directors at a Special Meeting of the Board of Directors held on May 04, 2001 by an affirmative vote of a majority of the Board of Directors. Since August 2000, Ms. Choi has been a member of the Board of Directors of both Hong Kong Trustful Pharmaceutical Co., Ltd. (the Company's exclusive marketer and distributor for Asia) and Healthy International Limited, which is in the business of research, marketing and distribution of unique high-quality healthcare products for the promotion of a healthy life for people in Hong Kong and China and is the sister company to Hong Kong Trustful Pharmaceutical Co., Ltd. At Healthy International Limited, Ms. Choi has been actively involved in the strategic planning of sales and marketing activities of the Company's products in the Hong Kong market. Ms. Choi is also a director of Beauty Tech, a sister company to Healthy
International, which specializes in the training of skin care and beauty make-up. In addition, Ms. Choi has been a senior executive since 1998 in Early Light Industrial Co., Ltd, one the three largest toy manufacturers in Hong Kong that is owned and controlled by the Company's major shareholder, Dr. Francis Choi. She received her Bachelor of Arts degree from Pine Manor College in Boston, Massachusetts in 1997. Ms. Choi is the daughter of Dr. Francis Choi.

     MR. SAMUEL LAM was nominated and elected to the Board of Directors of the Company at a Special Meeting of the Board of Directors held on March 1, 2001. by an affirmative vote of a majority of the Board of Directors Mr. Lam has been the Managing Director of Hong Kong Trustful Pharmaceutical, Ltd. ("HKTPCO") (the Company's exclusive marketer and distributor for Asia) since its formation in 2000, where he oversees the sales, marketing operations and development of distribution in Hong Kong, China and other Asian countries. Dr. Choi is the controlling shareholder of HKTPCO. Mr. Lam joined Early Light Industrial, Ltd., one of the three largest toy manufacturers in Hong Kong, as Marketing Director from 1997 to 1999. Mr. Lam has been such company's Assistant Managing Director since January 2000. Prior to 1997, Mr. Lam was Assistant General Manager since 1992 at Inexo, Ltd., the exclusive distributor for Samsonite in Hong Kong and China. Prior to that, Mr. Lam had held various senior marketing positions for consumer products companies throughout the past 20 years including Inchcape Hong Kong, Ltd., a subsidiary of The Inchcape Group of the United Kingdom. He received his Bachelor of Commerce degree from Dalhousie University in Canada and has also earned the memberships of several management and marketing institutes in the United Kingdom.

     On February 26, 2001, Dr. Michael B. Shapiro and Glen Holt tendered their resignations from the Board of Directors of the Company. In March 2001, O. Lee Tawes III, Francis Choi and Samuel Lam were appointed to serve on the Board of Directors of the Company and were elected at the 2001 Annual Meeting of Shareholders.

     On March 05, 2002, Dr. Francis Choi tendered his resignation from the Board of Directors of the Company. No new director was appointed to serve in Dr.
Choi's position. As part of his resignation, Dr. Choi requested that his daughter, Carmen Choi, remain as his representative on the Board of Directors.

Compliance  with  Section  16(a)  of  the  Exchange  Act

     None of the foregoing members of the Board of Directors, nor Dr. Shapiro or Mr. Holt who served on the Board of Directors of the Company from January 1, 2001, through the date of their resignation on February 26, 2001, have filed any of the required Section 16(a) forms during the fiscal year ended December 31, 2001 and have not provided the Company with a written representation that no such forms were required.

Item  10  -  Executive  Compensation
------------------------------------

Summary  Compensation  Table

     Summary compensation information for Mr. Neil Reithinger, the Company's Chief Executive Officer for the year ended December 31, 2001 (the only "named executive officer" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1)), is as follows:

(a)               (b)      (c)         (d)          (e)            (f)           (g)          (h)        (i)
                                               Other Annual/   Restricted     Securities
Name and                                          Deferred        Stock       Underlying      LTIP    All Other
Principal                                       Compensation     Awards     Options/SAR's   Payouts    Compen-
Position         Year   Salary ($)  Bonus ($)       ($)            ($)           (#)          ($)     sation ($)
--------         -----  ----------  ---------  --------------  -----------  --------------  --------  ----------
Mr. Reithinger       1      27,000        -0-          42,500          -0-             -0-       -0-         -0-
C.E.O.               0      17,500        -0-          42,500          -0-             -0-       -0-         -0-
                    99      15,000        -0-          45,000          -0-       2,500,000       -0-         -0-

DIRECTORS

Director Compensation Table

       (a)             (b)       (c)         (d)         (e)          (f) (2)

                                                                     Number of
                     Annual              Consulting                  Securities
                    Retainer   Meeting   Fees/Other   Number of      Underlying
Name                Fees ($)   Fees ($)   Fees ($)    Shares (#)  Options/SARs (#)
------------------  ---------  --------  -----------  ----------  ----------------
Neil Reithinger           -0-       -0-          -0-         -0-              -0-

Karl H. Rullich           -0-       -0-          -0-         -0-              -0-

O. Lee Tawes, III         -0-       -0-          -0-         -0-              -0-

Dr. Francis Choi          -0-       -0-          -0-         -0-              -0-

Carmen Choi               -0-       -0-          -0-         -0-              -0-

Samuel Lam                -0-       -0-          -0-         -0-              -0-

EMPLOYMENT  CONTRACTS

     There are currently no employment contracts, severance or change-in-control agreements with any of the named executive officers of the Company.

ADDITIONAL  INFORMATION  CONCERNING  THE  BOARD  OF  DIRECTORS  OF  THE  COMPANY

     During  the  year ended December 31, 2001, the Board of Directors met three
(3) times. A majority of the directors was present at each meeting, all constituting a quorum. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.

Item  11  -  Security  Ownership  of  Certain  Beneficial Owners, Management and
--------------------------------------------------------------------------------
Changes  in  Control
--------------------

     The following table sets forth certain information regarding shares of common stock beneficially owned as of March 27, 2002, by (i) each person or group, known to the Company, who beneficially owns more than 5% of the common stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 32,768,235 shares outstanding on March 27, 2002, plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:


     Security  Ownership  of  Certain  Beneficial  Owners

     (1)
Title of Class         (2)                  (3)            (4)
--------------

    Common                               Amount and
                Name and Address of      Nature of       Percent
                Beneficial Owner      Beneficial Owner  of Class
                --------------------  ----------------  ---------
                Linda Lee (1)                2,423,647      5.30%
                Hong Kong, China

     (1) Ms. Lee is a citizen of Hong Kong, China. Ms. Lee owns 2,423,647 common shares outright.

     Security  Ownership  of  Management

     (1)                  (2)                  (3)           (4)

                                           Amount and
                 Name and Address of       Nature of       Percent
Title of Class     Beneficial Owner     Beneficial Owner  of Class
--------------  ----------------------  ----------------  ---------
Common          Neil Reithinger (1)(5)         2,102,640      4.60%
                Scottsdale, AZ

Common          Karl H. Rullich (2)(5)         2,722,000      5.90%
                Scottsdale, AZ

Common          O. Lee Tawes, III (5)          1,690,000      3.70%
                New York, NY

Common          Francis Choi (4)(5)           11,301,587     24.50%
                Hong Kong, China

Preferred       Francis Choi (4)(5)              800,000     95.80%
                Hong Kong, China

Common          Carmen Choi (5)(6)                   -0-         -
                Hong Kong, China

Common          Samuel Lam (5)(6)                    -0-         -
                Hong Kong, China

Common          All Officers and              17,816,227     38.70%
                Directors
                as a Group (1)

     (1) Mr. Reithinger is the Company's Chairman of the Board, President and Chief Executive Officer. He holds 782,000 common shares, an option, granted January 29, 1997, which expires January 29, 2007 to purchase 20,000 common shares at $0.42 per share and an option, granted February 26, 1998, which expires February 26, 2008 to purchase 100,000 common shares at $0.13 per share and an option granted May 13, 1999, which expires May 13, 2009 to purchase 2,500,000 common shares at $0.15 per share with 300,000 options to purchase shares vesting immediately, 350,000 options to purchase shares vesting when revenues reach $3.0 million annually, 350,000 options to purchase shares vesting when the market price of the Common Stock reaches $1.00, 400,000 options to purchase shares vesting when revenues reach $5.0 million annually, 500,000 options to purchase shares vesting when revenues reach $10.0 million annually and 600,000 options to purchase shares when revenues reach $15.0 million annually.. Mr. Reithinger also holds warrants to purchase 550,640 common shares at exercise prices ranging from $0.08 to $0.20 that were issued in connection with certain loans to the Company in 1999 and 2000. Members of Mr. Reithinger's immediate family hold approximately an additional 325,000 common shares for which Mr. Reithinger disclaims all beneficial interest and control.

     (2) Mr. Rullich is Vice-President, Secretary and a Director of the Company. Mr. Rullich beneficially owns 2,722,000 common shares.

     (3) Mr. Choi is a citizen of Hong Kong, China. Mr. Choi holds 7,301,587 common shares, 800,000 shares of Class "E" Preferred Stock that are convertible into 8,000,000 restricted common shares of the Company and 4,000,000 warrants to purchase 4,000,000 restricted common shares of the Company at an exercise price of $0.20.

     (4)     Director

     (5)     Less  than  one  percent

     Changes  in  Control

     None

Item  12  -  Certain  Relationships  and  Related  Transactions
---------------------------------------------------------------

     In October of 2000, Francis Choi, the Company's single largest shareholder, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Healthy International Limited ("Healthy International"), the sister company and marketing arm of HKTPCO, is in the business of research, marketing and distribution of unique high-quality healthcare products. Both Healthy International and HKTPCO are owned and controlled by Dr. Choi. Sales to HKTPCO were approximately $360,000 in the year ended December 31, 2001 and primarily were concentrated in Hong Kong. Management believes that sales to Healthy International and HKTPCO will produce a considerable amount of revenue for the Company in future periods as HKTPCO and Healthy International open up new Asian countries for distribution of the Company's products.

Item  13  -  Exhibits  and  Reports  on  Form  8-K
--------------------------------------------------

     (a)     Exhibits

Exhibit Number  Exhibit Name                                        Method of Filing
--------------  --------------------------------------------------  ----------------
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

           4.1  Specimen Common Stock Certificate                                ***

           4.2  Description of Common Stock                                     ****

           4.3  Specimen Preferred Stock Certificate                           *****

           4.4  Conditions of Preferred Certificate                           ******

           4.5  Certificates Describing Rights and Restrictions of           *******
                Class "A", "B" and "C" Preferred Shares as filed
                with the Secretary of State of Nevada on July
                18, 1997

           4.6  Certificates Describing Rights and Restrictions of          ********
                Class "E" and "F" Preferred Shares

          21.1  Articles of Incorporation of EpiPharma, Inc.                ********


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

********   Incorporated  by  reference.

(b)     Reports  on  Form  8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 28, 2002                      /s/  Neil  Reithinger
Baywood International, Inc.                 Neil  Reithinger
                                            Chairman of the Board, President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     SIGNATURE                       CAPACITY                        DATE
     ---------                       --------                        ----

/s/ Neil Reithinger
Neil Reithinger        Chairman of the Board, President and Chief  3/28/2002
                                  Executive Officer

/s/ Karl H. Rullich
Karl H. Rullich        Vice-President, Secretary and Director      3/28/2002


/s/ O. Lee Tawes, III
O. Lee Tawes, III                     Director                     3/29/2002


/s/ Carmen Choi
Carmen Choi                           Director                     3/29/2002


/s/ Samuel Lam
Samuel Lam                            Director                     3/29/2002

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                         PAGE
                                                         ----
REPORT OF INDEPENDENT AUDITORS                           F-2

BALANCE SHEET AS OF DECEMBER 31, 2001                    F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     DECEMBER 31, 2001 AND 2000                          F-4

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED
     DECEMBER 31, 2001 AND 2000                          F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 2001 AND 2000                          F-6

NOTES TO FINANCIAL STATEMENTS                            F-7

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Stockholders and Board of Directors of Baywood International, Inc.:

We have audited the accompanying balance sheet of Baywood International, Inc. as of December 31, 2001 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2001, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $1,214,651 at December 31, 2001. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  EPSTEIN, WEBER & CONOVER, PLC
     Scottsdale, Arizona
     March 25, 2002

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                             As of December 31, 2001


                                     ASSETS
                                     ------

CURRENT ASSETS
      Cash and equivalents                                      $     23,197
      Accounts receivable (net of allowance of $129,411)             157,023
      Inventories                                                    146,475
      Prepaid expenses and other current assets                       27,095
                                                                -------------
            Total current assets                                     353,790
                                                                -------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $132,033)             96,149
                                                                -------------

OTHER ASSETS                                                           1,000
                                                                -------------

                  Total assets                                  $    450,939
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $    522,315
      Interest payable                                               293,981
      Accrued liabilities                                            228,769
      Notes payable                                                  523,214
                                                                -------------
            Total current liabilities                              1,568,279
                                                                -------------

REDEEMABLE PREFERRED STOCK                                           800,000
                                                                -------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value,
         10,000,000 shares authorized
            Class F, 8,125 shares issued and outstanding;
               stated value of $650,000                                8,125
            Class A, 35,000 shares issued and outstanding             35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 32,768,235 shares
         issued and outstanding                                       32,768
      Additional paid-in capital                                   8,486,303
      Accumulated deficit                                        (10,479,536)
                                                                -------------
            Total stockholders' deficit                           (1,917,340)
                  Total liabilities and stockholders' deficit   $    450,939
                                                                =============


                 See accompanying notes to financial statements.

                                BAYWOOD INTERNATIONAL, INC.

                                 STATEMENTS OF OPERATIONS
                                 ------------------------


                                                                  Year ended December 31,
                                                                    2001          2000
                                                                ------------  ------------
NET SALES                                                       $ 2,724,798   $ 1,609,523

COST OF SALES                                                     1,625,128     1,084,661
                                                                ------------  ------------
      Gross profit                                                1,099,670       524,862
                                                                ------------  ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                            667,422     1,092,280
      General and administrative expenses                           832,131     1,004,935
      Depreciation and amortization                                  21,807        15,510
                                                                ------------  ------------
            Total selling, general and administrative expenses    1,521,360     2,112,725
                                                                ------------  ------------
                  Operating loss                                   (421,690)   (1,587,863)
                                                                ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                                   456         1,535
      Miscellaneous expense                                          (2,500)       (2,858)
      Miscellaneous income                                                -        30,183
      Interest expense                                             (212,430)     (324,948)
      Write-off of investment                                             -       (75,000)
                                                                ------------  ------------
            Total other expense                                    (214,474)     (371,088)
                                                                ------------  ------------

LOSS BEFORE INCOME TAXES                                           (636,164)   (1,958,951)

INCOME TAX PROVISION                                                      -             -
                                                                ------------  ------------

NET LOSS                                                        $  (636,164)  $(1,958,951)
                                                                ============  ============

BASIC NET LOSS PER COMMON SHARE                                 $     (0.02)  $     (0.07)
                                                                ============  ============

DILUTED NET LOSS PER COMMON SHARE                               $     (0.02)  $     (0.07)
                                                                ============  ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                    31,115,723    27,270,067
                                                                ============  ============


                 See accompanying notes to financial statements.

                                              BAYWOOD INTERNATIONAL, INC.

                                          STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          -----------------------------------

                                                                                             ADDITIONAL
                                                      PREFERRED STOCK        COMMON STOCK      PAID-IN     ACCUMULATED
                                                     SHARES    AMOUNT      SHARES    AMOUNT    CAPITAL       DEFICIT
                                                    --------  ---------  ----------  -------  ----------  -------------
BALANCE, DECEMBER 31, 1999                           55,000   $ 55,000   25,941,259  $25,942  $6,486,211  $ (7,758,601)

    Common Stock Issued for Consulting Fees                                 125,000      125      33,071

    Exercise of Stock Options and Warrants                                1,777,881    1,777     375,172

    Issuance of Common Stock for Cash                                       200,000      200      19,980

    Discount on Debt for Conversion Features                                                     238,231

    Conversion of Preferred Stock and Dividend      (20,000)   (20,000)      59,976       60      32,260

    Preferred Dividend                                                                                          (5,820)

    Net Loss                                                                                                (1,958,951)

                                                    --------  ---------  ----------  -------  ----------  -------------
BALANCE, DECEMBER 31, 2000                           35,000   $ 35,000   28,104,116  $28,104  $7,184,925  $ (9,723,372)
                                                    --------  ---------  ----------  -------  ----------  -------------

    Common Stock Issued for Consulting Fees                                 500,000      500      49,500

    Exercise of Stock Options and Warrants                                  100,000      100      24,100

    Issuance of Common Stock to Settle Obligations                        1,475,000    1,475     200,711

    Conversion of debt to Class F Preferred Stock     8,125      8,125                           641,875

    Conversion of Debt to Common Stock                                    2,339,119    2,339     357,842

    Issuance of Common Stock for Royalty Agreement                          250,000      250      24,750

    Value of Warrants Granted for Loan Extension                                                   2,600

    Preferred Dividend                                                                                        (120,000)

    Net Loss                                                                                                  (636,164)

                                                    --------  ---------  ----------  -------  ----------  -------------
BALANCE, DECEMBER 31, 2001                           43,125   $ 43,125   32,768,235  $32,768  $8,486,303  $(10,479,536)
                                                    ========  =========  ==========  =======  ==========  =============


                                                       TOTAL
                                                    ------------
BALANCE, DECEMBER 31, 1999                          $(1,191,448)

    Common Stock Issued for Consulting Fees              33,196

    Exercise of Stock Options and Warrants              376,949

    Issuance of Common Stock for Cash                    20,180

    Discount on Debt for Conversion Features            238,231

    Conversion of Preferred Stock and Dividend           12,320

    Preferred Dividend                                   (5,820)

    Net Loss                                         (1,958,951)

                                                    ------------
BALANCE, DECEMBER 31, 2000                          $(2,475,343)
                                                    ------------

    Common Stock Issued for Consulting Fees              50,000

    Exercise of Stock Options and Warrants               24,200

    Issuance of Common Stock to Settle Obligations      202,186

    Conversion of debt to Class F Preferred Stock       650,000

    Conversion of Debt to Common Stock                  360,181

    Issuance of Common Stock for Royalty Agreement       25,000

    Value of Warrants Granted for Loan Extension          2,600

    Preferred Dividend                                 (120,000)

    Net Loss                                           (636,164)

                                                    ------------
BALANCE, DECEMBER 31, 2001                          $(1,917,340)
                                                    ============


                 See accompanying notes to financial statements.

                                         BAYWOOD INTERNATIONAL, INC.

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------

                                                                              For the Period Ended December 31,
                                                                                      2001          2000
                                                                                   -----------  ------------
OPERATING ACTIVITIES:
      Net loss                                                                     $ (636,164)  $(1,958,951)
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                           21,807        15,510
               Issuance of common stock and options for services performed             75,000        33,196
               Write-off of investment                                                               75,000
               Amortization of debt discount                                           82,321       178,218
               Allowance for doubtful accounts                                              -       144,201
               Amortization of deferred financing costs                                15,000             -
               Value of stock warrants expensed                                         2,600             -
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                                   102,935      (258,583)
                  (Increase) in inventory                                             (78,866)      (17,847)
                  (Increase) decrease in prepaid expenses                              (9,919)      (10,499)
                  Increase in interest payable                                         89,740       120,357
                  Increase (decrease) in accounts payable and accrued liabilities     (28,589)      359,882
                                                                                   -----------  ------------
                              Net cash (used) by operating activities                (364,135)   (1,319,516)
                                                                                   -----------  ------------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                                  (12,073)      (70,849)
                                                                                   -----------  ------------
                              Net cash (used) by investing activities                 (12,073)      (70,849)
                                                                                   -----------  ------------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                                     250,800       575,000
      Issuance of preferred stock for cash                                            300,000       500,000
      Issuance of common stock for cash                                                     -        20,180
      Proceeds from exercise of stock options and warrants for common stock            24,200       376,949
      Principal payments on notes payable                                            (209,501)      (63,100)
                                                                                   -----------  ------------
                              Net cash provided by financing activities               365,499     1,409,029
                                                                                   -----------  ------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                          (10,709)       18,664
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                              33,906        15,242
                                                                                   -----------  ------------
CASH AND EQUIVALENTS, END OF PERIOD                                                $   23,197   $    33,906
                                                                                   ===========  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
              Interest                                                             $   11,980   $    13,423
              Income taxes                                                         $        -   $        50

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Purchase of leasehold improvements for note payable                          $        -   $    30,000
      Issuance of common stock for services and royalties                          $   75,000   $    33,196
      Issuance of common stock for debt conversion                                 $1,010,181   $         -
      Debt discount for beneficial conversion feature                              $        -   $   238,231


                 See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a biopharmaceutical company focused on the development and production of complex nutraceuticals, as well as on the development of novel genetic technologies for applications in human therapeutics. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, the Company was completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, the Company is focused on strengthening the brand awareness and sales of its product lines, PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) and any other branded lines the Company chooses to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     In August, 2001, the Company formed EpiPharma, a Nevada Corporation, as a wholly-owned subsidiary of the Company, to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma will sell specially formulated nutraceutical systems directly to informed consumers and to health care practitioners, who will then distribute them to their patient populations. EpiPharma will act as a direct marketer and distributor of a certain line of the Company's products and the Company expects EpiPharma to facilitate the Company's penetration into the valuable and growing direct-to-consumer and health care practitioner marketing channels and to help strengthen sales growth, eventually leading to increased margins and higher profitability.

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the PURECHOICE(R), SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines the Company chooses to develop, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through its wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

retailers. The Company intends to focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve its objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $1,214,651 at December 31, 2001. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, the Company implemented a new strategic direction with new products and distribution. Since then, the Company has increased sales volume significantly. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Revenue  Recognition
--------------------

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. The Company provides certain guarantees for volume of product movement. Based on the arrangements with customers, management estimates potential sales returns at the end of each reporting period and estimated sales returns are accrued for and recorded in net sales. The allowance for sales returns at December 31, 2001 was $125,000.

Property,  Equipment  and  Depreciation
---------------------------------------

     Property  and  Equipment  consisted  of the following at December 31, 2001:

          Furniture  and  fixtures               $  49,004
          Computers                                136,785
          Equipment                                  5,793
          Leasehold  Improvements                   36,600
                                                 ----------
            Total                                $ 228,182
            Less accumulated depreciation         (132,033)
                                                 ----------
          Net Property and Equipment             $  96,149
                                                 ==========

     Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five (5) years. Leasehold improvements are recorded at cost and amortized over five (5) years. Depreciation expense for the years ended December 31, 2001 and 2000 was $21,807 and $15,510, respectively.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

Advertising  Expenses
---------------------

The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $211,000 and $421,000 for the years ended December 31, 2001 and 2000, respectively, and is included in marketing expenses in the accompanying financial statements.

Use  of  Estimates
------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.'s 141 Business Combinations and 142 Goodwill and Other Intangible Assets. The new accounting pronouncements are effective as of January 1, 2002. The Company has reviewed the provisions of the new accounting pronouncements and does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  3  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2001 and 2000 because the effect of their inclusion would be antidilutive.

                                                2001                                    2000
                                                ----                                    ----
                                   Loss        Shares      Per share      Income       Shares     Per share
                                ----------  ------------  -----------  ------------  ----------  -----------
Net (Loss)                      $(636,164)                             $(1,958,951)
Preferred stock dividends        (120,000)                                  (5,820)
                                ----------                             ------------
BASIC LOSS PER SHARE

Loss available to common
stockholders                    $(756,164)   31,115,723   $    (0.02)  $(1,965,451)  27,270,067  $    (0.07)

Effect of dilutive securities       N/A                                    N/A

DILUTED LOSS PER SHARE                                    $   (0.02)                             $    (0.07)

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 9,690,892 shares of common stock were outstanding at December 31, 2001. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 12,294,987 shares of common stock were outstanding at December 31, 2000. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $120,000 and interest on convertible debentures of $169,952 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2001. Preferred stock dividends of $5,820 and interest on convertible debentures of $295,047 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31,2000.

Note  4  -  ACCOUNTS  RECEIVABLE

     The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Most of the Company's products contain a 90-day money back guarantee. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. This allowance is $129,411 at December 31, 2001. The Company has provided an allowance of $125,000 at December 31, 2001, for one customer, a large retail chain.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  5  -  PREFERRED  STOCK

     The Company has issued three classes of preferred stock with differing features and privileges. The first series, Class A preferred stock ($1 par value, 35,000 shares issued and outstanding at December 31, 2001) is convertible by the holder at any time into common stock on the basis of one share of preferred for one share of common stock. The preferred shares have a preference in liquidation of up to $1.00 per share. The preferred shares are non-voting and have no stated dividend preferences or rights.

     During the year ended December 31, 2000, the Company entered into a subscription agreement with the largest single shareholder of common stock for 800,000 shares of its Class E preferred stock. The Class E $1 par value preferred shares include conversion rights, at the option of the single holder, of 10 shares of common stock per one share of preferred stock. The Class E preferred stock is redeemable at the option of either the Company or the holder at par value. The Class E preferred stock contains a 15% per annum cumulative dividend. The Class E preferred shares also have par value liquidation preferences, dividend preferences and no voting rights. The subscription was entered into in December 2000 and there is no accumulated dividend at December 31, 2000. At December 31, 2000, the subscriber had funded $500,000 of the full $800,000 subscription. The subscription agreement also entitles the Class E preferred stockholder to 4,000,000 warrants for 4,000,000 shares of the Company's common stock at $0.20 per share.

     In the year ended December 31, 2001, the Company's board of directors authorized Class F preferred stock and the Company issued 8,125 shares of the Class F preferred stock. The Class F preferred stock has a $1 per share par value and a stated value of $80 per share. The Class F preferred stock contains a 15% per annum cumulative dividend which is preferential to all other classes of stock other than Class E preferred stock. The Class F preferred stock has an aggregate liquidation value of $650,000 at December 31, 2001. The Class F preferred stock has a liquidation preference senior to all other classes of capital stock. The Class F preferred stock is redeemable at the option of the Company only at 105% of the stated value. The holders of the Class F preferred stock have voting rights with respect to a merger or sale of substantially all of the Company's assets. The Class F preferred stock was issued to the holder of the Class E preferred stock and an officer and director of the Company in exchange for $650,000 in debt owed by the Company to those individuals.

     The total authorization for all classes of preferred stock is 10,000,000 shares.

Note  6  -  RELATED  PARTY  TRANSACTIONS

     The Company borrowed $203,000 and $105,000 from officers and directors in the years ended December 31, 2001 and 2000, respectively (Note 13). In connection with the borrowings in 2000, the Company issued 1,595,392 warrants to purchase the Company's common stock. Total notes payable and accrued interest due to officers and directors at December 31, 2001 was $356,714 and $267,444, respectively. Interest expense on debt to officers and directors was $96,195 and $127,125 for the years ended December 31, 2001 and 2000 respectively.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     In the year ended December 31, 2000, the Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Although sales to HKTPCO were not material as of December 31, 2000, 13% of net sales, or approximately $360,000, for the year ended December
31,  2001,  were  attributable  to  HKTPCO.   Management  believes  that  this
arrangement will produce a considerable amount of revenue for the Company in future periods. This individual was also appointed to the Company's Board of Directors on March 1, 2001.

     Two of the Company's officers have deferred payment of salaries. The accrued salaries to these individuals were $103,167 at December 31, 2001.

Note  7  -  LEASE  OBLIGATIONS

     The Company leases its offices and warehouse under an operating lease that expires on February 28, 2003. The Company also leases certain warehouse equipment under an operating lease expiring July 27, 2002. Rent expense under these leases was $94,000 and $83,000 for the years ended December 31, 2001 and 2000, respectively. The future minimum lease obligation for the remaining term of the lease is as follows for years ended December 31,

                    2002                 $  91,141
                    2003                    15,435
                                         ---------
                    TOTAL                $ 106,576

Note  8  -  GEOGRAPHIC  AREA  DATA  BY  PRODUCT  LINE

     The Company now generates its revenue from numerous customers, primarily in the United States. The Company's product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Gross  Revenues
---------------
                                         2001        2000
                                      ----------  ----------
Nutritional and Dietary Supplements:
  United States                       $1,826,918  $1,408,314
  Canada                                 502,109      82,041
  Asia                                   354,257
  Turkey                                  41,514     105,000
  Other                                        -      14,168
                                      ----------  ----------
     Total                            $2,724,798  $1,609,523
                                      ==========  ==========

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  9  -  CREDIT  RISK  AND  OTHER  CONCENTRATIONS

     At December 31, 2001, 60% of the Company's trade accounts receivable balance is due from a single customer (See Note 4). Approximately 5% of the net sales for the year ended December 31, 2001 were from this customer. Two other customers represent 27% of net sales for the year ended December 31, 2001, while only representing 11% of the Company's trade accounts receivable balance at December 31, 2001.

     From time to time, the Company's bank balances exceed federally insured limits. At December 31, 2001, the Company's balance did not exceed insured limits.

     The Company has recently relied on one of its officers and directors to provide capital to fund operating cash deficiencies. The balanced owed to this individual at December 31, 2001, including accrued interest and payroll was $289,844.

     The Company receives approximately 43% of its manufactured product and finished goods from a single vendor. Management believes alternative sources are available if required.

     The Company operates under a royalty agreement and an exclusive distribution agreement for certain of its product lines sold in the year ended December 31, 2001. These agreements require the Company to meet minimum sales volume levels to retain the rights under these agreements. The Company has met these requirements at December 31, 2001.

Note  10  -  STOCK  OPTIONS  AND  WARRANTS

     The Company issues stock options from time-to-time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the years ended December 31, 2001 and 2000 have exercise prices at or higher than the quoted market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                   2001          2000
                                   ----          ----
Net Loss - as reported        $(  636,164)  $(1,958,951)
Net Loss - pro forma          $(  648,599)  $(2,002,736)
Loss per share - as reported  $     (0.02)  $     (0.07)
Loss per share - pro forma    $     (0.02)  $     (0.07)

     Under the provisions of SFAS No. 123, fully vested options of 150,000 and 329,000 proportionately vested options for the year ended December 31, 2001, and 160,000 fully vested options and 200,000 proportionately vested options for the year ended December 31, 2000, were used to determine net earnings and earnings per share under a pro forma basis.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                               2001         2000
                                               ----         ----
                   Dividend yield              None         None
                   Volatility                0.89-0.99      1.127
                   Risk free interest rate     4.41%        5.00%
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

     During the year ended December 31, 2001, the Company granted to employees and directors options to purchase 445,000 shares of the Company's common stock. The options were granted at an exercise price equal to or greater than the trading price of the Company's common stock at the date of the grant. The options granted in the year ended December 31, 2001, contained exercise prices ranging from $0.08 to $0.15.

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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     The summary of activity for the Company's stock options is presented below:

                                                          Weighted                 Weighted
                                                           Average                  Average
                                                          Exercise                 Exercise
                                                2001        Price        2000        Price
                                            ------------  ---------  ------------  ---------
Options outstanding at beginning of year      4,755,000   $    0.15     4,935000   $    0.16
Granted                                         445,000   $    0.11      270,000   $    0.16
Exercised                                    (1,292,000)  $    0.15     (250,000)  $    0.23
Terminated/Expired                              (53,000)  $    0.15     (200,000)  $    0.15
Options outstanding at end of year            3,805,000   $    0.14    4,755,000   $    0.15
Options exercisable at end of year            1,309,000   $    0.19    1,145,000   $    0.16
Options available for grant at end of year      703,000                  895,000

Price per share of options outstanding      $0.06-$0.42              $0.06-$0.42

Weighted average remaining contractual
lives                                         8.9 years                8.9 years

Weighted Average fair value of options
granted during the year                     $      0.06              $      0.14

     In conjunction with an extension concession granted by the holder of a note payable issued by the Company, 50,000 warrants were issued to purchase shares of the Company's common stock in the year ended December 31,2001. The exercise price of the warrants was determined based on the 90 day average of the closing price of the Company's common stock. The exercise price of these warrants is $0.15 per share.

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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     The following table reflects a summary of common stock warrants outstanding at December 31, 2001:

                                                        Weighted
                                                         Average
                                                        Exercise
                                                          Price
                                                        ---------
Warrants outstanding at December 31, 2000   7,939,987   $    0.20
   Granted during the year                     50,000   $    0.15
   Exercised during the year               (2,729,095)  $    0.19
                                           -----------
Warrants outstanding at December 31, 2001   5,260,892   $    0.20
                                           ===========

     The  common  stock  warrants  expire as follows in years ended December 31:

                              2002          487,500
                              2003                -
                              2004          200,000
                              2005        4,523,392
                              2006           50,000
                                          ---------
                                          5,260,892
                                          =========

Note  11  -  INCOME  TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A deferred tax liability of $4,300, pertaining to differences in book and tax bases of equipment, existed at December 31, 2001.

     Deferred tax assets totaling $3,650,000 at December 31, 2001 were offset by the $4,300 deferred income tax liability and a valuation allowance of $3,646,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $3,490,000 of the net deferred income tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the previous write-off of intangibles, allowances on accounts receivable, write-off of investments and accrued compensation and compensation related to stock options. The Company has federal and state net operating loss carryforwards of $9,336,000 and $4,598,000, respectively, at December 31, 2001. Approximately $2,895,000 and $1,951,000 of the state net operating loss carryforwards expired in the years ended December 31, 2001 and 2000, respectively, reducing the deferred income tax asset and the associated valuation allowance by $207,000 and $156,000, respectively. The federal net operating loss carryforwards expire in 2008 through 2021 and state loss carryforwards expire 2002 through 2005.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     Income  taxes  for  years  ended  December  31:

                                   2001        2000
                                ----------  ----------
Current Benefit                 $ 268,737   $ 704,951
Deferred Benefit (Provision)     (268,737)   (704,951)
                                ----------  ----------
     Net income tax provision   $     -0-   $     -0-
                                ==========  ==========

     The income tax benefit of $268,737 generated for the year ended December 31, 2001 was offset by an corresponding increase in the valuation allowance. The income tax benefit of $704,951 generated for the year ended December 31, 2000 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards. An alternative minimum tax credit of $10,174 exists at December 31, 2001.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                             2001            2000
                                             ----            ----
Federal statutory rates             $(216,296)  (34)%  $(666,043)  (34)%
State income taxes                    (41,351)   (6)%   (117,537)   (6)%
Expiration of state operating loss
    carryforwards                                        156,110      8%
Valuation allowance for operating
    loss carryforwards                267,460     41%    603,949     31%
Other                                  (9,813)   (1)%     23,521      1%
                                    ----------  -----  ----------  -----
Effective rate                      $   - 0 -      0%  $    - 0-      0%
                                    ==========  =====  ==========  =====

Note  12  -  NOTES  PAYABLE

     Notes  payable  at  December  31,  2001  consisted  of  the  following:

Convertible notes payable to officers and
directors.  The notes bear interest at 15% per
annum and are due on demand through July,
2001.  The notes are unsecured.                   $356,714

Convertible notes payable - other.  The notes
bear interest at 15% per annum and are due
December, 2000 through January, 2001.  The
notes are unsecured.                                59,000

Convertible notes payable.  The notes have no
stated interest rate and an original face amount
of $112,500. One note matured in August of
2001 and the other is due on demand.                98,500


Property and equipment note, original balance
of $30,000.  Note is due in monthly
installments of principal and interest of $1,220
until maturity in September 2002.  The note is
unsecured and personally guaranteed by
certain officers and directors.  The note bears
interest at 16% per annum.                           9,000
                                                  --------

Face value of notes                                523,214

Unamortized discount on notes                            0

Net carrying amount of debt                        523,214

Less current portion                               523,214

                                                  --------
Long term portion                                 $      0
                                                  ========

     All of the convertible notes payable were issued with non-detachable warrants to purchase the Company's common stock (See Note 11). Warrants issued with debt were for 3,167,476 shares of the Company's common stock in the year ended December 31, 2000. The notes contain conversion features that allow the holders to convert the principal and accrued interest to common stock at a price that is 70% of the average 90-day closing price of the stock. This beneficial conversion feature at the date of issuance was valued at $237,857 for the year ended December 31, 2000, and is recorded as a discount to the face value of the debt. The discount was amortized to interest expense over the one-year term of the notes resulting in an effective interest rate of approximately 45% for the year ended December 31, 2000. Amortization of the discount was $82,321 and $155,536 for the years ended December 31, 2001 and 2000 respectively.

     The convertible debt outstanding at December 31, 2001 of $480,714 would be convertible into approximately 3,606,257 shares of the Company's common stock at December 31, 2001, on the basis of the 90-day average closing price of the stock through that date.

     The Company is in default on scheduled debt repayments of $451,914 for the year ended December 31, 2001. Two of the notes in default are non-interest bearing. Imputed interest was recognized through discount accretion over the stated term of the note. No interest expense has been recognized during the default period of the notes. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 13, 2001 because of the related party nature of the arrangements.

Note  13  -  STOCKHOLDERS'  DEFICIT

     During the year ended December 31, 2001, certain holders of the Company's debt converted balances totaling $360,181 to 2,339,119 shares of the Company's

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

common stock. Some of the debt was convertible under the original terms of the debt agreement and other portions were converted using common stock warrants held by those individuals. All such debt converted in the year ended December 31, 2001 was held by officers and directors.

     Additionally, certain officers converted amounts due them, primarily for accrued and unpaid payroll, to 1,475,000 shares of the Company's common stock in the year ended December 31, 2001. The aggregate value of obligations satisfied under these agreements was $202,187. The value of the obligations satisfied for the shares was determined using the trading value of the Company's common stock at the time the agreements to convert the obligations were made.

     In the year ended December 31, 2001, the Company renegotiated a royalty agreement for one of its products. As consideration to the holder of the royalty rights to accept a lower royalty rate, the Company issued 250,000 to the holder of the royalty rights. The transactions were valued at the 90-day average closing price of the stock.

     In the year ended December 31, 2001, an officer and member of the board of directors converted debt owed to him in the aggregate amount of $650,000 into 8,125 shares of the newly created Class F preferred stock.

     The Company entered into a subscription agreement for $800,000 of Class E preferred stock with its single largest common stockholder during the year ended December 31, 2000. The subscriber funded $500,000 of the amount prior to December 31, 2000. It was agreed to that the balance would be funded upon the Company's request. The $300,000 balance was received in the year ended December 31, 2001.

     Common stock warrants were exercised for $24,200 in the year ended December 31, 2001. Common stock warrants and options were exercised for $229,450 and $145,000 respectively in the year ended December 31, 2000.

     The associated value of beneficial conversion features on convertible debt of $238,231 is recorded in additional paid in capital for the year ended December 31, 2000.

     The holders of Class D preferred stock converted those shares to the Company's common stock, at the stated conversion rate of $0.54 per share, in the year ended December 31, 2000. The conversion included accumulated but unpaid dividends of $12,320.

     The Company issued 500,000 and 125,000 shares of its common stock to consultants during the year ended December 31, 2001 and 2000, respectively. The shares were valued at $50,000 and $33,196 or $0.10 or $0.27 per share, respectively, representing the 90-day average closing price of the stock.

Note  14  -  COMMITMENTS

     The Company enters into arrangements with third parties for royalties based on sales of certain products. Some of these agreements contain minimum sales provisions payable to the third party regardless of the sales volume. At

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2001 and 2000

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

December 31, 2001, the Company has met all minimum sales volume commitments under these royalty agreements, as amended.