Form 10QSB
period 2002-03-31
BAYWOOD INTERNATIONAL INC
filed 2002-05-13
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934



           FOR THE QUARTER ENDED                COMMISSION FILE NUMBER
           ---------------------                ----------------------
              March 31, 2002                           0-22024



                          BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


              Nevada                                      77-0125664
  (state or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                            Number)


                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
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

   As of March 31, 2002, there were 32,768,235 shares of Baywood International,
                 Inc. common stock, $.001 par value outstanding.

                          BAYWOOD INTERNATIONAL, INC.

                                      INDEX
                                      -----

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

     Balance Sheet as of March 31, 2002                                      3

     Statements of Operations for the three months ended March 31, 2002
     and 2001                                                                4

     Statements of Cash Flows for the three months ended March 31, 2002
     and 2001                                                                5

     Statement of Information Furnished                                      6

     Item 2 - Management's Discussion and Analysis or Plan of Operation     7-13

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                             14

     Item 2 - Changes in Securities                                         14

     Item 3 - Defaults Upon Senior Securities                               14

     Item 4 - Submission of Matters to a Vote of Security Holders           14

     Item 5 - Other Information                                             14

     Item 6 - Exhibits and Reports on Form 8-K                              14

     SIGNATURES                                                             16

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                              As of March 31, 2002


                                     ASSETS
                                     ------
CURRENT ASSETS
    Cash and equivalents                                        $     53,048
    Accounts receivable (net of allowance of $122,667)               274,206
    Inventories                                                      141,054
    Prepaid expenses and other current assets                         24,704
                                                                -------------
        Total current assets                                         493,012
                                                                -------------

PROPERTY & EQUIPMENT
    Computers & Equipment
        (net of accumulated depreciation of $136,845)                 96,857
                                                                -------------

OTHER ASSETS                                                           1,000
                                                                -------------

              Total assets                                      $    590,869
                                                                =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
                    -------------------------------------

CURRENT LIABILITIES
    Accounts payable                                            $    466,811
    Interest payable                                                 299,340
    Accrued liabilities                                              294,975
    Notes payable                                                    477,014
                                                                -------------
              Total current liabilities                            1,538,140
                                                                -------------

REDEEMABLE PREFERRED STOCK                                           800,000
                                                                -------------

STOCKHOLDERS' DEFICIT
    Preferred stock, $1 par value,
      10,000,000 shares authorized
        Class F, 11,250 shares issued and outstanding;
          stated value of $900,000                                    11,250
        Class A, 35,000 shares issued and outstanding                 35,000
    Common stock, $.001 par value, 50,000,000
      shares authorized, 32,768,235 shares
      issued and outstanding                                          32,768
    Additional paid-in capital                                     8,733,178
    Accumulated deficit                                          (10,559,467)
                                                                -------------
          Total stockholders' deficit                             (1,747,271)
                                                                -------------
              Total liabilities and stockholders' deficit       $    590,869
                                                                =============

                                BAYWOOD INTERNATIONAL, INC.

                                 STATEMENTS OF OPERATIONS
                                 ------------------------
                                        (UNAUDITED)


                                                                  Period Ended March 31,
                                                                    2002          2001
                                                                ------------  ------------
NET SALES                                                       $   744,771   $   446,901

COST OF SALES                                                       359,729       236,842
                                                                ------------  ------------
      Gross profit                                                  385,042       210,059
                                                                ------------  ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                            199,657       146,901
      General and administrative expenses                           198,324       129,695
      Depreciation and amortization                                   5,381         5,337
                                                                ------------  ------------
            Total selling, general and administrative expenses      403,362       281,933
                                                                ------------  ------------
                  Operating loss                                    (18,320)      (71,874)
                                                                ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                                    22           214
      Settlement Expense                                                  -        (2,500)
      Miscellaneous income                                                -           187
      Interest expense                                               (7,258)      (66,334)
                                                                ------------  ------------
            Total other expense                                      (7,236)      (68,433)
                                                                ------------  ------------

LOSS BEFORE INCOME TAXES                                            (25,556)     (140,307)

INCOME TAX PROVISION                                                      -             -
                                                                ------------  ------------

NET LOSS                                                        $   (25,556)  $  (140,307)
                                                                ============  ============

BASIC NET LOSS PER COMMON SHARE                                           *             *
                                                                ============  ============

DILUTED NET LOSS PER COMMON SHARE                                         *             *
                                                                ============  ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                    32,768,235    29,910,512
                                                                ============  ============

*  Less  than  $(0.01)  per  share.

                                           BAYWOOD INTERNATIONAL, INC.

                                            STATEMENTS OF CASH FLOWS
                                            ------------------------


                                                                               For the Period Ended March 31,
                                                                                   2002              2001
                                                                             ----------------  ----------------
OPERATING ACTIVITIES:
      Net loss                                                               $       (25,556)  $      (140,307)
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                           5,812             5,337
               Issuance of common stock and options for services performed                 -            12,500
               Issuance of common stock in lieu of salaries payable                        -           147,500
               Amortization of debt discount                                               -            34,465
          Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                        (117,183)           65,204
                  (Increase) decrease in inventory                                     5,421           (22,898)
                  (Increase) decrease in prepaid expenses                              2,229            (1,000)
                  Increase in interest payable                                         5,359            30,259
                  (Decrease) in accounts payable and accrued liabilities             (43,673)         (324,151)
                                                                             ----------------  ----------------
                         Net cash (used) by operating activities                    (167,591)         (193,091)
                                                                             ----------------  ----------------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                                  (6,520)           (1,014)
                                                                             ----------------  ----------------
                         Net cash (used) by investing activities                      (6,520)           (1,014)
                                                                             ----------------  ----------------

FINANCING ACTIVITIES:
      Issuance of preferred stock for cash                                           250,000           300,000
      Proceeds from exercise of stock options and warrants for common stock                -           121,186
      Principal payments on notes payable                                            (46,200)         (234,886)
                                                                             ----------------  ----------------
                         Net cash provided by financing activities                   203,800           186,300
                                                                             ----------------  ----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                          29,689            (7,805)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                             23,359            33,906
                                                                             ----------------  ----------------
CASH AND EQUIVALENTS, END OF PERIOD                                          $        53,048   $        26,101
                                                                             ================  ================

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Accrued preferred stock dividend                                       $        49,665   $        40,646
      Issuance of common stock for services and royalties                    $             -   $        12,500
      Issuance of common stock for debt conversion                           $             -   $        30,000

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and cash flows for the three months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.

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

     In August, 2001, the Company formed EpiPharma, a Nevada Corporation, as a wholly-owned subsidiary of the Company, to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma will sell specially formulated nutraceutical systems directly to informed consumers and to health care practitioners, who will then distribute them to their patient populations. EpiPharma will act as a direct marketer and distributor of a certain line of the Company's products and the Company expects EpiPharma to facilitate the Company's penetration into the valuable and growing direct-to-consumer and health care practitioner markets and to help strengthen sales growth, eventually leading to increased margins and higher profitability.

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

INTERNATIONAL

     Certain of the Company's brands are sold in Canada, Europe and Asia. Sales in Canada and Europe are conducted through distributors who service various retail outlets in their respective territories.

     In October of 2000, Francis Choi, the Company's single largest shareholder, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Healthy International Limited ("Healthy International"), the sister company and marketing arm of HKTPCO, is in the business of research, marketing and distribution of unique high-quality healthcare products. Both Healthy International and HKTPCO are owned and controlled by Dr. Choi. Sales to HKTPCO were approximately $80,000 for the three months ended March 31, 2002 and primarily were concentrated in Hong Kong. Management believes that sales to Healthy International and HKTPCO will produce a considerable amount of revenue for the Company in future periods as HKTPCO and Healthy International introduce new products and open up new Asian countries for further distribution.

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

DISTRIBUTION

     The Company's product lines are marketed under the brand names PURECHOICE, SOLUTIONS and Complete La Femme, and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. The Company's products reach the retail channels in North America either through distributors or through direct shipments from the Company. The Company also utilizes brokers as needed for national grocery and drug chain accounts. Internationally, the Company's products are sold through relationships with designated distributors. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma. Currently, two (2) customers, HKTPCO and the Company's exclusive distributor for Canada, account for more than $250,000 (34%) of the Company's net sales.

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

RESULTS  OF  OPERATIONS

     Net sales for the three months ended March 31, 2002 were $744,771, compared to net sales of $446,901 for the same period last year, an increase of $297,870 or 66.7%. The increase in net sales is due to the increased sales volume of the Company's brands, PURECHOICE, SOLUTIONS and Complete La Femme, which the Company is distributing through existing and new customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's sales increases are attributable to the introduction of new products that the Company is selling to its existing customers along with the continuing orders from distributors in Canada and from HKTPCO, the Company's sole marketer and distributor for all of Asia. The Company is continuing to broaden its customer base through the introduction of other new products under its PURECHOICE, SOLUTIONS and Complete La Femme lines into retail channels and through the continued support of the Company's selective advertising and promotional programs.

     The Company's gross profit margin for the three months ended March 31, 2002 was 51.7% compared to 47% for the same period last year. The increase in gross profit margin for the three months is due to the sales mix of higher margin products into the North American market as opposed to a higher mix of international sales where margins are typically lower, specifically sales to a related party that have a lower pricing structure, for the three month period ended March 31, 2002 as compared to the same period last year.

     Selling, general and administrative expenses for the three months ended March 31, 2002 were $403,362 compared to $281,933 for the same period last year, an increase of 43%. Overall corporate expenditures have decreased as a percentage of sales by 8.5% compared to the same period last year while specific marketing expenses related to the distribution of the Company's products in the North American market increased in order to promote further distribution of new and existing products. The Company may choose to promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. As sales grow, the Company intends to budget its expenditures for certain marketing expenses so that the Company's reliance on investment capital for marketing is eliminated. Certain corporate expenses have increased compared to the same period last year including insurance costs related to health insurance for the company's personnel and overall corporate insurance related to the Company's normal operations.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three months ended March 31, 2002 was $(25,556) or less than $(.01) per share compared to a net loss of $(140,307) or less than $(.01) per share for the same period last year.

OTHER  INFORMATION

     Interest Expense was $7,258 for the three months ended March 31, 2002 compared to $66,334 for the same period last year. In the years ended December 31, 2001 and 2000, interest expense was incurred from interest on notes payable to officers, directors and third parties. In addition, certain beneficial conversion features as part of these notes payable at the date of issuance were recorded as a discount to the face value of the debt. The discount was amortized to interest expense over the one-year term of the notes and had been fully recorded as of December 31, 2001. The absence of any further amortization of debt discount coupled with the conversion of debt into Class F preferred stock decreased interest expense for the three months ended March 31, 2002 compared to the same period last year.

     Interest income for the three months ended March 31, 2002 of $22 was generated from the Company's invested cash balance in interest-bearing money market accounts.

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

          Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other nutritional supplement companies because of its quality of products and the timely execution of its strategic objective and mission for niche products within the marketplace both internationally

CAPITAL  EXPENDITURES

     During the three months ended March 31, 2002, the Company incurred $6,520 in capital expenditures for computers, equipment and fixtures. As of March 31, 2002, the Company had no material commitments for capital expenditures.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2002, the Company had $493,012 in current assets of which $327,254 or 66.4% was cash and receivables. Accounts receivable increased due to the increased sales in the current period along with the seasonal fluctuation from a slower period in the fourth quarter of 2001. Total current liabilities for the same period totaled $1,550,016. This represents a ratio of current assets to current liabilities of .32 at March 31, 2002. The Company's working capital increase of approximately $170,000 in the three months ended March 31, 2002 was primarily due to the sale of Class F preferred stock for $250,000. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance.

     On February 11, 2002, Dr. Choi purchased 3,125 shares of Class F preferred stock for $250,000. The Class F preferred stock accrues a dividend at 12% per annum.

     As part of Dr. Choi's purchase of Class F preferred stock, the Company is accruing interest to him at an average rate of 14.4% per annum in the form of a dividend. Dr. Choi has agreed to allow the Company to offset his dividends payable over time through shipments to HKTPCO of certain amounts of the Company's products at no charge. Such products include only the products that HKTPCO is currently purchasing as the Company's sole agent for Asia.

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

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings
          -----------------

     On April 22, 2002, Angel Herbs, Inc. and Angela Harris filed suit against the Company in the United States District Court, District of Nevada alleging copyright infringement, false advertising, false endorsement, unfair competition, violation of rights of publicity, deceptive trade practices and breach of contract in connection with the manufacture, sale and distribution of the Company's Complete La Femme Breast Enhancement Formula and promotional materials. The claims arise out of a licensing arrangement between the Company and Angel Herbs, Inc. Angel Herbs and Angela Harris are seeking damages, injunctive relief prohibiting the use of Ms. Harris' name, image or story, the destruction and recall of products and marketing materials containing Ms. Harris' name, image or story and an accounting from the Company. The Company is investigating the alleged claims and is preparing an answer and counterclaims. The Company believes that it has valid defenses to the claims set forth in the complaint and plans to vigorously defend this action.

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


BAYWOOD  INTERNATIONAL,  INC.
(Registrant)




By:  /s/ Neil Reithinger                                     Date:  May 13, 2002
   -----------------------
Neil Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer