Form 10QSB
period 2002-06-30
BAYWOOD INTERNATIONAL INC
filed 2002-08-14
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934



       FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
       ---------------------                         ----------------------
           June 30, 2002                                    0-22024


                          BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)



            Nevada                                         77-0125664
(state or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)



                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
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
                                 YES  X   NO
                                     --      --

As of June 30, 2002, there were 32,768,235 shares of Baywood International, Inc.
                   common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX
                                      -----


PART I -  FINANCIAL INFORMATION                                             PAGE
                                                                            ----
          Item 1 - Financial Statements

          Balance Sheet as of June 30, 2002                                  3

          Statements of  Operations for the three and six months
          ended June 30,2002 and 2001                                        4

          Statements of Cash Flows for the six months ended
          June 30, 2002 and 2001                                             5

          Statement of Information Furnished                                 6

          Footnotes to Financial Statements                                 7-9

          Item 2 - Management's Discussion and Analysis or
          Plan of Operation                                                10-18

PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                        19

          Item 2 - Changes in Securities                                    19

          Item 3 - Defaults Upon Senior Securities                          19

          Item 4 - Submission of Matters to a Vote of Security Holders      19

          Item 5 - Other Information                                        19

          Item 6 - Exhibits and Reports on Form 8-K                         19

          SIGNATURES                                                        20

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                               As of June 30, 2002
                                  (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS
      Cash and equivalents                                      $     34,118
      Accounts receivable (net of allowance of $124,654)             322,996
      Inventories                                                    167,387
      Prepaid expenses and other current assets                       22,475
                                                                -------------
            Total current assets                                     546,976
                                                                -------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $142,983)             91,581
                                                                -------------

OTHER ASSETS                                                           2,000
                                                                -------------

                  Total assets                                  $    640,557
                                                                =============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
                        -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $    465,153
      Bank line of credit                                             90,800
      Interest payable                                               270,510
      Accrued liabilities                                            329,732
      Notes payable                                                  474,800
                                                                -------------
            Total current liabilities                              1,630,995
                                                                -------------

REDEEMABLE PREFERRED STOCK                                           800,000
                                                                -------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value,
         10,000,000 shares authorized
            Class F, 11,250 shares issued and outstanding;
               stated value of $900,000                               11,250
            Class A, 35,000 shares issued and outstanding             35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 32,768,235 shares
         issued and outstanding                                       32,768
      Additional paid-in capital                                   8,733,178
      Accumulated deficit                                        (10,602,634)
                                                                -------------
            Total stockholders' deficit                           (1,790,438)
                                                                -------------
                  Total liabilities and stockholders' deficit   $    640,557
                                                                =============

                                    BAYWOOD INTERNATIONAL, INC.

                                      STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                             Three Months Ended June 30,  Six Months Ended June 30,
                                                 2002          2001          2002          2001
                                             ------------  ------------  ------------  ------------
NET SALES                                    $ 1,022,994   $   688,882   $ 1,767,765   $ 1,135,783

COST OF SALES                                    578,724       378,054       938,453       614,896
                                             ------------  ------------  ------------  ------------
      Gross profit                               444,270       310,828       829,312       520,887
                                             ------------  ------------  ------------  ------------

S, G & A EXPENSES:
      Marketing expenses                         175,018       121,709       374,674       268,610
      General and administrative expenses        222,404       217,954       420,297       347,650
      Depreciation and amortization                6,138         5,410        11,950        10,746
                                             ------------  ------------  ------------  ------------
            Total S, G & A expenses              403,560       345,073       806,921       627,006
                                             ------------  ------------  ------------  ------------
                  Operating income (loss)         40,710       (34,245)       22,391      (106,119)
                                             ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                  8           189            30           403
      Settlement Expense                               -             -             -        (2,500)
      Miscellaneous income                           567             -           567           187
      Interest expense                            (7,303)      (63,514)      (14,562)     (129,848)
                                             ------------  ------------  ------------  ------------
            Total other expense                   (6,728)      (63,325)      (13,965)     (131,758)
                                             ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                 33,982       (97,570)        8,426      (237,877)

INCOME TAX PROVISION                                   -             -             -             -
                                             ------------  ------------  ------------  ------------

NET INCOME (LOSS)                            $    33,982   $   (97,570)  $     8,426   $  (237,877)
                                             ============  ============  ============  ============

BASIC NET INCOME (LOSS) PER COMMON SHARE              **             *            **             *
                                             ============  ============  ============  ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE            **             *            **             *
                                             ============  ============  ============  ============

WEIGHTED AVERAGE OF
      COMMON SHARES OUTSTANDING               32,768,235    30,922,670    32,768,235    30,440,105
                                             ============  ============  ============  ============

*   Less than $(0.01) per share.
**  Less than $.01 per share.

                                     BAYWOOD INTERNATIONAL, INC.

                                      STATEMENTS OF CASH FLOWS
                                      ------------------------
                                             (Unaudited)
                                             -----------

                                                                          For Six Months Ended June 30,
                                                                                 2002        2001
                                                                              ----------  ----------
OPERATING ACTIVITIES:
      Net income (loss)                                                       $   8,426   $(237,877)
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                     10,951      10,746
               Issuance of common stock and options for services performed            -      25,000
               Issuance of common stock in lieu of salaries payable                   -     147,500
               Amortization of debt discount                                          -      67,143
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                            (165,973)    (14,534)
                  (Increase) in inventory                                       (20,912)   (110,817)
                   Decrease in prepaid expenses                                   3,620           -
                   Increase (decrease) in interest payable                      (23,471)     58,880
                  (Decrease) in accounts payable and accrued liabilities        (87,724)   (312,735)
                                                                              ----------  ----------
                              Net cash (used) by operating activities          (275,083)   (366,694)
                                                                              ----------  ----------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                             (6,382)     (4,137)
                                                                              ----------  ----------
                              Net cash (used) by investing activities            (6,382)     (4,137)
                                                                              ----------  ----------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                                22,500     200,000
      Issuance of preferred stock for cash                                      250,000     300,000
      Proceeds from bank line of credit                                          90,800           -
      Proceeds from exercise of stock options and warrants for common stock           -     151,186
      Principal payments on notes payable                                       (70,914)   (287,885)
                                                                              ----------  ----------
                              Net cash provided by financing activities         292,386     363,301
                                                                              ----------  ----------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                     10,921      (7,530)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                        23,197      33,906
                                                                              ----------  ----------
CASH AND EQUIVALENTS, END OF PERIOD                                           $  34,118   $  26,376
                                                                              ==========  ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Accrued preferred stock dividend                                        $ 131,527   $       -
      Issuance of common stock for services and royalties                     $       -   $  25,000
      Issuance of common stock for debt conversion                            $       -   $  60,000

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

                        Footnotes to Financial Statements
                        ---------------------------------


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income  Taxes
-------------

     The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes. There was no provision for income taxes recognized in the three and six month periods ended June 30, 2002 because any provision related to the net income before income taxes for those periods would be offset by the utilization of net operating loss carryforwards.

Loss  Per  Share
----------------

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share.

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $47,000 and $100,000 for the three and six months ended June 30, 2002 respectively, and is included in marketing expenses in the accompanying financial statements.

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

Note 2 - LOSS PER SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three and six months ended June 30, 2002 because the effect of their inclusion would be antidilutive.

                                           Three months                       Six months
                                           ------------                       ----------
                                            ended June                        ended June
                                           ------------                       ----------
                                             30,2002                           30,2002
                                           ------------                       ----------

                                 Income                    Per      Income                  Per
                                ---------                -------  ----------              -------
                                 (Loss)       Shares      share     (Loss)      Shares     share
                                ---------  ------------  -------  ----------  ----------  -------

Net Income (Loss)               $ 33,982                          $   8,426
Preferred stock dividends        (81,862)                          (131,527)
                                ---------                         ----------
BASIC LOSS PER SHARE

Loss available to common
stockholders                    $(78,470)    32,768,235  $  (**)  $(123,101)  32,768,235  $  (**)

Effect of dilutive securities        N/A                                N/A


DILUTED LOSS PER SHARE                                   $  (**)                          $  (**)


**  Less  than  $0.01  per  share

     Preferred stock convertible into 8,035,000 shares of common stock and warrants and options to purchase 9,690,892 shares of common stock were outstanding at June 30, 2002. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of and interest on convertible debentures are added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the periods ended June 30, 2002.

Note 3 - BANK LINE OF CREDIT

     During the three months ended June 30, 2002, the Company obtained a line of credit from a bank with a total credit limit of $100,000. The line of credit is collateralized by the accounts receivable of the Company and personally guaranteed by certain of the Company's officers. The credit line bears interest at the prime rate plus 3.75% per annum. The rate at June 30, 2002 was 8.5%.

Note 4 - RELATED PARTY TRANSACTIONS

     Interest expense on debt to officers and directors was zero and $435 for the three and six months ended June 30, 2002, respectively.

     The Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were approximately $240,000 and $295,000, for the three and six months ended June 30, 2002 respectively.

Two of the Company's officers have deferred payment of salaries. The accrued salaries to these individuals were $138,417 at June 30, 2002.

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

Item  2  -  Management's  Discussion  and  Analysis  or  Plan  of  Operation
----------------------------------------------------------------------------

GENERAL

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names SOLUTIONS(R), Complete La Femme(R), EVOLUTION(TM) and PURECHOICE(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a biopharmaceutical company focused on the development and production of complex nutraceuticals, as well as on the development of novel genetic technologies for applications in human therapeutics. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

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

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, the Company was completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, the Company is focused on strengthening the brand awareness and sales of its product lines, SOLUTIONS(R), Complete La Femme(R), EVOLUTION(TM) and PURECHOICE(R) and any other branded lines the Company chooses to develop from time-to-time both in North America and internationally through relationships with designated distributors.

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

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480)
951-3956  and  its  web  addresses  are  www.bywd.com  and  www.epipharma.com.
                                         ------------       -----------------

COMPANY  OBJECTIVE  AND  MISSION

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the SOLUTIONS(R), Complete La Femme(R), EVOLUTION(TM) and PURECHOICE(R) lines, and any other branded lines the Company chooses to develop, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through its wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company intends to focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve its objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

PRODUCTS

     The Company's products currently consist of four (4) nutraceutical brand lines, SOLUTIONS(R), Complete La Femme(R), EVOLUTION(TM) and PURECHOICE(R). The number of different products within each line varies depending on the types of products that the Company decides to develop from time-to-time. In addition, variable factors such as counts and sizes of each product that the Company chooses to develop may make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. The Company often incorporates product displays for its products that hold from six (6) to twenty
(20) units of each product as a marketing aid to help its retail customers display and sell the products to their consumers. Currently, the Company's SOLUTIONS(R), Complete La Femme(R), EVOLUTION(TM) and PURECHOICE(R) lines contain twenty (20) products. The total number of SKU's approximates (40).

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

EVOLUTION(TM)

     The EVOLUTION(TM) line is the Company's newest line that has been developed to incorporate those products that the Company feels are new innovations of existing products in the marketplace. The first and only product in the Company's EVOLUTION(TM) line is Metabolic BurnTropin-EF, an ephedra-free fat burner.

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

     The  Company  has  an  exclusive  arrangement  with  Vibrant  Life  Limited
("Vibrant Life") in the United Kingdom for the marketing of the Company's products in the UK and for all European Common Market Countries such as Germany, France, Italy, Spain, Portugal, the Netherlands, Belgium, Luxembourg and the Scandinavian countries (Denmark, Sweden, Norway and Finland). Vibrant Life will be marketing the Company's products in strict compliance with The European Government Health Authorities requirements that were established for the marketing of the Company's products during the six months ended June 30, 2002. Management believes that sales to Vibrant Life will produce a considerable amount of revenue for the Company in future periods as Vibrant Life continues to open up new areas of distribution.

     In October of 2000, Francis Choi, the Company's single largest shareholder, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Healthy International Limited ("Healthy International"), the sister company and marketing arm of HKTPCO, is in the business of research, marketing and distribution of unique high-quality healthcare products. Both Healthy International and HKTPCO are owned and controlled by Dr. Choi. Sales to HKTPCO were approximately $240,000 for the three months ended June 30, 2002 and primarily were concentrated in Hong Kong. Management believes that sales to Healthy International and HKTPCO will produce a considerable amount of revenue for the Company in future periods as HKTPCO and Healthy International introduce new products and open up new Asian countries for further distribution.

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

DISTRIBUTION

     The Company's product lines are marketed under the brand names SOLUTIONS(R), Complete La Femme(R), EVOLUTION(TM) and PURECHOICE(R), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. The Company's products reach the retail channels in North America either through distributors or through direct shipments from the Company. The Company also utilizes brokers as needed for national grocery and drug chain accounts. Internationally, the Company's products are sold through relationships with designated distributors. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma. Currently, two (2) customers, HKTPCO and the Company's exclusive distributor for Canada, account for more than $425,000 (42%) of the Company's net sales.

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

RESULTS  OF  OPERATIONS

     Net sales for the three and six months ended June 30, 2002 were $1,022,994 and $1,767,765, respectively, compared to net sales of $688,882 and $1,135,783, respectively, for the same periods last year, an increase of $334,112 or 48.5% and $631,982 or 55.6%, respectively. The increase in net sales is due to the increased sales volume of the Company's brands, SOLUTIONS(R), Complete La
Femme(R), EVOLUTION(TM) and PURECHOICE(R), which the Company is distributing through existing and new customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's sales increases are attributable to the introduction of new products that the Company is selling to its existing customers along with the continuing orders from distributors in Canada and from HKTPCO, the Company's sole marketer and distributor for all of Asia. The Company is continuing to broaden its customer base through the introduction of other new products under its SOLUTIONS(R), Complete La Femme(R), EVOLUTION(TM) and PURECHOICE(R) lines into retail channels and through the continued support of the Company's selective advertising and promotional programs.

     The Company's gross profit margin for the three and six months ended June 30, 2002 was 43.4% and 46.9%, respectively, compared to 45.1% and 45.9%, respectively, for the same periods last year. Average gross profit margin for the quarter increased due to increased sales and gross margins of new products into the North American market, while a boost in international sales, where gross margins are typically lower, brought the overall average down for the quarter. Specifically, sales to a related party have a lower pricing structure that contributed to a lower overall gross profit for the three month period ended June 30, 2002 as compared to the same period last year.

     Selling, general and administrative expenses for the three and six months ended June 30, 2002 were $403,560 and $806,921, respectively, compared to $345,073 and $627,006, respectively, for the same periods last year, an overall increase of 28.7%. Overall corporate expenditures have decreased as a percentage of sales by 7.1% compared to the same period last year while specific marketing expenses related to the distribution of the Company's products in the North American market increased in order to promote further distribution of new and existing products. The Company may choose to promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. As sales grow, the Company intends to budget its expenditures for certain marketing expenses so that the Company's reliance on investment capital for marketing is eliminated. Certain corporate expenses have increased compared to the same period last year including corporate insurance costs related to the Company's normal operations.

     Net income for the three and six months ended June 30, 2002 was $33,982 or less than $.01 per share and $8,426 or less than $.01 per share, respectively, compared to a net loss of $(97,570) or less than $(.01) per share and $(237,877) or less than $(.01) per share, respectively, for the same periods last year.

OTHER  INFORMATION

     Interest Expense was $7,303 and $14,562 for the three and six months ended June 30, 2002, respectively, compared to $63,514 and $129,848, respectively, for the same periods last year. In the years ended December 31, 2001 and 2000, interest expense was incurred from interest on notes payable to officers, directors and third parties. In addition, certain beneficial conversion features as part of these notes payable at the date of issuance were recorded as a discount to the face value of the debt. The discount was amortized to interest expense over the one-year term of the notes and had been fully recorded as of December 31, 2001. The absence of any further amortization of debt discount coupled with the conversion of debt into Class F preferred stock decreased interest expense for the three months ended June 30, 2002 compared to the same period last year.

     Any interest income for the three and six months ended June 30, 2002 was generated from the Company's invested cash balance in interest-bearing money market accounts.

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

     During the six months ended June 30, 2002, the Company incurred $7,382 in capital expenditures for computers, equipment and fixtures. As of June 30, 2002, the Company had no material commitments for capital expenditures.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2002, the Company had $546,976 in current assets of which $357,114 or 65.3% was cash and receivables. Accounts receivable increased in the second quarter due to the increased sales in the current period. Total current liabilities for the same period totaled $1,630,995. This represents a ratio of current assets to current liabilities of .34 at June 30, 2002. The Company's working capital deficiency decreased by approximately $130,000 in the six months ended June 30, 2002 and was primarily due to the sale of Class F preferred stock for $250,000. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance. The Company continues to operate with a cash flow deficiency from operations. The deficiency is being offset with the purchases of preferred stock and other borrowings. All of the borrowings other than the bank line of credit of $90,800 and notes payable of approximately $97,000 are due to insiders.

     On February 11, 2002, Dr. Choi purchased 3,125 shares of Class F preferred stock for $250,000. The Class F preferred stock accrues a dividend at 12% per annum.

     During the three months ended June 30, 2002, the Company obtained a $100,000 line of credit from a bank. The credit line is collateralized by accounts receivable. The balance borrowed on the credit line was $90,800 at June 30, 2002.

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

     Cash of $275,083, was used in operating activities for the six months ended June 30, 2002. The use of cash is primarily related to the increase in accounts receivable as sales volume increases and the payment of trade vendor payables. The proceeds for the bank line of credit were largely used for payments to vendors.

     Management is attempting to generate positive cash flows as the Company grows by maintaining costs. However, the Company will require increasing cash flows to finance its needs for inventory to successfully build the distribution of its products into the marketplace. Management believes that it will be able to fund its cash requirements for growth during the current year through increasing cash flows from operations. However, there can no assurances that the cash from operations can be successfully generated. If the Company does not generate the increasing cash flows and cannot raise sufficient capital to supplement any diminished cash flows, the effect may be that the Company will not meet its projections for growth.

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

          None

Item 5 -  Other Information
          -----------------

          None

Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits


Exhibit Number  Exhibit Name                                            Method of Filing
--------------  ------------------------------------------------------  ----------------
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

           4.6    Certificates Describing Rights and Restrictions of            ********
                          Class "E" and "F" Preferred Shares

          21.1        Articles of Incorporation of EpiPharma, Inc.              ********

* Incorporated by reference to Exhibit 3.1 of annual report on Form 10-KSB (file no. 33-10236) filed on April 18, 1997.

**          ncorporated  by reference to Exhibit 3 of Registration Statement on
Form S-1 (file no. 33-10236) filed on January 27, 1987, and declared effective on February 14, 1988.

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


BAYWOOD INTERNATIONAL, INC.
(Registrant)




By:  /s/ Neil Reithinger                                Date:  August 13, 2002
    -----------------------
Neil Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer