Form 10QSB
period 2002-09-30
BAYWOOD INTERNATIONAL INC
filed 2002-11-14
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


        FOR THE QUARTER ENDED                 COMMISSION FILE NUMBER
        ---------------------                 ----------------------
         September 30, 2002                          0-22024

                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)



           Nevada                                      77-0125664
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
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

As of September 30, 2002, there were 32,768,235 shares of Baywood International,
                 Inc. common stock, $.001 par value outstanding.

                          BAYWOOD INTERNATIONAL, INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                          PAGE
                                                                        ----

         Item 1 - Financial Statements

         Balance Sheet as of September 30, 2002                           3

         Statements of Operations for the three and nine months
         ended September 30, 2002 and 2001                                4

         Statements of Cash Flows for the nine months ended
         September 30, 2002 and 2001                                      5

         Statement of Information Furnished                               6

         Footnotes to Financial Statements                              7 - 9

         Item 2 - Management's Discussion and Analysis or Plan of
         Operation                                                     10 - 17

         Item 3 - Controls and Procedures                                17

PART II - OTHER INFORMATION                                              18

         Item 1 - Legal Proceedings                                      18

         Item 2 - Changes in Securities                                  18

         Item 3 - Defaults Upon Senior Securities                        18

         Item 4 - Submission of Matters to a Vote of Security Holders    18

         Item 5 - Other Information                                      18

         Item 6 - Exhibits and Reports on Form 8-K                     18 - 20

         SIGNATURES                                                      21

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                            As of September 30, 2002
                                  (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
      Cash and equivalents                                      $      8,040
      Accounts receivable (net of allowance of $140,997)             303,869
      Inventories                                                    217,400
      Prepaid expenses and other current assets                       20,246
                                                                -------------
            Total current assets                                     549,555
                                                                -------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $149,164)             92,246
                                                                -------------

OTHER ASSETS                                                           2,000
                                                                -------------

                  Total assets                                  $    643,801
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $    520,929
      Bank line of credit                                             98,141
      Interest payable                                               268,487
      Accrued liabilities                                            325,102
      Notes payable                                                  569,000
                                                                -------------
            Total current liabilities                              1,781,659
                                                                -------------

REDEEMABLE PREFERRED STOCK                                           800,000
                                                                -------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value,
         10,000,000 shares authorized
            Class F, 11,250 shares issued and outstanding;
               stated value of $900,000                               11,250
            Class A, 35,000 shares issued and outstanding             35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 32,768,235 shares
         issued and outstanding                                       32,768
      Additional paid-in capital                                   8,733,178
      Accumulated deficit                                        (10,750,054)
                                                                -------------
            Total stockholders' deficit                           (1,937,858)
                  Total liabilities and stockholders' deficit   $    643,801
                                                                =============

                                    BAYWOOD INTERNATIONAL, INC.

                                     STATEMENTS OF OPERATIONS
                                     ------------------------
                                           (Unaudited)

                                               Three Months Ended            Nine Months Ended
                                                   September 30,               September 30,
                                                2002          2001          2002          2001
                                            ------------  ------------  ------------  ------------
NET SALES                                   $   936,488   $   937,875   $ 2,704,253   $ 2,073,658

COST OF SALES                                   544,471       539,838     1,482,924     1,154,735
                                            ------------  ------------  ------------  ------------
      Gross profit                              392,017       398,037     1,221,329       918,923
                                            ------------  ------------  ------------  ------------

S, G & A EXPENSES:
      Marketing expenses                        193,997       150,485       568,672       419,095
      General and administrative expenses       271,765       222,557       692,060       570,205
      Depreciation and amortization               6,181         5,460        18,132        16,206
                                            ------------  ------------  ------------  ------------
            Total S, G & A expenses             471,943       378,502     1,278,864     1,005,506
                                            ------------  ------------  ------------  ------------
                  Operating income (loss)       (79,926)       19,535       (57,535)      (86,583)
                                            ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                 4            47            34           450
      Settlement Expense                              -             -             -        (2,500)
      Miscellaneous income                            -             -           567           187
      Interest expense                           (8,995)      (48,841)      (23,557)     (178,690)
                                            ------------  ------------  ------------  ------------
            Total other expense                  (8,991)      (48,794)      (22,956)     (180,553)
                                            ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                        (88,917)      (29,259)      (80,491)     (267,136)

INCOME TAX PROVISION                                  -             -             -             -
                                            ------------  ------------  ------------  ------------

NET LOSS                                    $   (88,917)  $   (29,259)  $   (80,491)  $  (267,136)
                                            ============  ============  ============  ============

BASIC NET LOSS PER COMMON SHARE                       *             *             *             *
                                            ============  ============  ============  ============

DILUTED NET LOSS PER COMMON SHARE                     *             *             *             *
                                            ============  ============  ============  ============

WEIGHTED AVERAGE OF
      COMMON SHARES OUTSTANDING              32,768,235    31,421,410    32,768,235    30,770,801
                                            ============  ============  ============  ============

*  Less than $(0.01) per share.

                                               BAYWOOD INTERNATIONAL, INC.

                                                 STATEMENTS OF CASH FLOWS
                                                 ------------------------
                                                       (Unaudited)

                                                                                     For Nine Months Ended September 30,
                                                                                           2002               2001
                                                                                     -----------------  -----------------
OPERATING ACTIVITIES:
    Net income (loss)                                                                $        (80,491)  $       (267,136)
    Adjustments to reconcile net loss to cash used
       by operating activities:
          Depreciation and amortization                                                        16,131             16,206
          Issuance of common stock and options for services performed                               -             37,500
          Issuance of common stock in lieu of salaries payable                                      -            147,500
          Amortization of debt discount                                                             -             82,321
       Changes in assets and liabilities:
             (Increase) in accounts receivable                                               (146,846)           (32,059)
             (Increase) in inventory                                                          (70,925)          (143,137)
             (Increase) decrease in prepaid expenses                                            6,850            (14,012)
             Increase (decrease) in interest payable                                          (25,494)            80,585
             Increase (decrease) in accounts payable and accrued liabilities                   58,551           (265,228)
                                                                                     -----------------  -----------------
                   Net cash (used) by operating activities                                   (242,224)          (357,460)
                                                                                     -----------------  -----------------

INVESTING ACTIVITIES:
    Purchase of computer equipment                                                            (13,229)           (11,955)
                                                                                     -----------------  -----------------
                   Net cash (used) by investing activities                                    (13,229)           (11,955)
                                                                                     -----------------  -----------------

FINANCING ACTIVITIES:
    Proceeds from notes payable                                                               179,000            225,800
    Issuance of preferred stock for cash                                                      250,000            300,000
    Payment of preferred stock dividends                                                     (153,631)           (23,716)
    Proceeds from bank line of credit                                                          98,141                  -
    Proceeds from exercise of stock options and warrants for common stock                           -             24,200
    Principal payments on notes payable                                                      (133,214)          (159,699)
                                                                                     -----------------  -----------------
                   Net cash provided by financing activities                                  240,296            366,585
                                                                                     -----------------  -----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                                  (15,157)            (2,830)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                      23,197             33,906
                                                                                     -----------------  -----------------
CASH AND EQUIVALENTS, END OF PERIOD                                                  $          8,040   $         31,076
                                                                                     =================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
             Interest                                                                $         49,051   $         11,980

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of common stock for services and royalties                              $              -   $         37,500
    Issuance of common stock for debt conversion                                     $              -   $        156,500
    Exercise of warrants and options through reduction of debt                       $              -   $        247,686

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

Income  Taxes
-------------

     The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes. There was no provision for income taxes recognized in the three and nine month periods ended September 30, 2002 because any provision related to the net income before income taxes for those periods would be offset by the utilization of net operating loss carryforwards.

Loss  Per  Share
----------------

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share.

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $73,393 and $223,853 for the three and nine months ended September 30, 2002, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
-----------------------------------------------------------------------

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

Note  2  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three and nine months ended September 30, 2002 because the effect of their inclusion would be antidilutive.

                                       Three months ended               Nine months ended
                                       September 30,2002                September 30,2002
                                -------------------------------  -------------------------------
                                  Income                  Per      Income                  Per
                                  (Loss)      Shares     share     (Loss)      Shares     share
                                ----------  ----------  -------  ----------  ----------  -------
Net Income (Loss)               $ (88,917)                       $ (80,491)

Preferred stock dividends         (58,690)                        (190,027)
                                ----------                       ----------
BASIC LOSS PER SHARE

Loss available to common
stockholders                    $(147,607)  32,768,235  $  (**)  $(270,518)  32,768,235  $  (**)

Effect of dilutive securities         N/A                              N/A

DILUTED LOSS PER SHARE                                  $  (**)                          $  (**)

**  Less  than  $0.01  per  share

     Preferred stock convertible into 8,035,000 shares of common stock and warrants and options to purchase 9,690,892 shares of common stock were outstanding at September 30, 2002. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of and interest on convertible debentures are added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the periods ended September 30, 2002.

Note  3  -  BANK  LINE  OF  CREDIT

     During the nine months ended September 30, 2002, the Company obtained a line of credit from a bank with a total credit limit of $100,000. The line of credit is collateralized by the accounts receivable of the Company and personally guaranteed by certain of the Company's officers. The credit line bears interest at the prime rate plus 3.75% per annum. The rate at September 30, 2002 was 8.5%. The outstanding balance on this line of credit as of September 30, 2002, was $98,141.

Note  4  -  RELATED  PARTY  TRANSACTIONS

     The Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were approximately $305,456 and $600,769, for the three and nine months ended September 30, 2002, respectively.

     Two of the Company's officers have deferred payment of salaries. The accrued salaries to these individuals were $156,417 at September 30, 2002.

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

Item  2  -  Management's  Discussion  and  Analysis  or  Plan  of  Operation
            ----------------------------------------------------------------

GENERAL

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names SOLUTIONS(R), Complete La Femme, EVOLUTION(TM) and PURECHOICE(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a biopharmaceutical company focused on the development and production of complex nutraceuticals, as well as on the development of novel genetic technologies for applications in human therapeutics. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on September 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

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

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, the Company was completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, the Company is focused on strengthening the brand awareness and sales of its product lines, SOLUTIONS(R), Complete La Femme, EVOLUTION(TM) and PURECHOICE(R) and any other branded lines the Company chooses to develop from time-to-time both in North America and internationally through relationships with designated distributors.

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

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480)
951-3956  and  its  web  addresses  are  www.bywd.com  and  www.epipharma.com.
                                         ------------       -----------------

COMPANY  OBJECTIVE  AND  MISSION

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the SOLUTIONS(R), Complete La Femme, EVOLUTION(TM) and PURECHOICE(R) lines, and any other branded lines the Company chooses to develop, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through its wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company intends to focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve its objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

PRODUCTS

     The Company's products currently consist of four (4) nutraceutical brand lines, SOLUTIONS(R), Complete La Femme(R), EVOLUTION(TM) and PURECHOICE(R). The number of different products within each line varies depending on the types of products that the Company decides to develop from time-to-time. In addition, variable factors such as counts and sizes of each product that the Company chooses to develop may cause the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. The Company often incorporates product displays for its products that hold from six (6) to twenty
(20) units of each product as a marketing aid to help its retail customers display and sell the products to their consumers. Currently, the Company's SOLUTIONS(R), Complete La Femme, EVOLUTION(TM) and PURECHOICE(R) lines contain twenty (20) products. The total number of SKU's approximates forty (40).

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

     The  Company  has  an  exclusive  arrangement  with  Vibrant  Life  Limited
("Vibrant Life") in the United Kingdom for the marketing of the Company's products in the UK and for all European Common Market Countries such as Germany, France, Italy, Spain, Portugal, the Netherlands, Belgium, Luxembourg and the Scandinavian countries (Denmark, Sweden, Norway and Finland). Vibrant Life will be marketing the Company's products in strict compliance with The European Government Health Authorities requirements that were established for the marketing of the Company's products during the nine months ended September 30, 2002. Management believes that sales to Vibrant Life will produce a considerable amount of revenue for the Company in future periods as Vibrant Life continues to open up new areas of distribution.

     In October of 2000, Dr. Francis Choi, the Company's single largest shareholder, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Healthy International Limited ("Healthy International"), the sister company and marketing arm of HKTPCO, is in the business of research, marketing and distribution of unique high-quality healthcare products. Both Healthy International and HKTPCO are owned and controlled by Dr. Choi. Sales to HKTPCO were approximately $240,000 for the three months ended September 30, 2002 and primarily were concentrated in Hong Kong. Management believes that sales to Healthy International and HKTPCO will produce a considerable amount of revenue for the Company in future periods as HKTPCO and Healthy International introduce new products and open up other Asian markets for further distribution.

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

DISTRIBUTION

     The  Company's  product  lines  are  marketed  under  the  brand  names
SOLUTIONS(R), Complete La Femme, EVOLUTION(TM) and PURECHOICE(R), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. The Company's products reach the retail channels in North America either through distributors or through direct shipments from the Company. The Company also utilizes brokers as needed for national grocery and drug chain accounts. Internationally, the Company's products are sold through relationships with designated distributors. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma. Currently, two (2) customers, HKTPCO and the Company's exclusive distributor for Canada, accounted for approximately $1,057,089 (39%) of the Company's net sales for the nine months ended September 30, 2002.

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

     The Company does not generally experience wide variances in the amount of inventory it maintains. However, management anticipates that an increase in inventory levels will be necessary in the coming quarters as demand, the number of accounts and the number of SKU's increase. The Company guarantees efficacy on all of its products. In certain circumstances and in an effort to support its retail channels, the Company allows its customers to return unsold merchandise if it does not turn over in a timely manner.

RESULTS  OF  OPERATIONS

     Net sales for the three and nine months ended September 30, 2002, were $936,488 and $2,704,253, respectively, compared to net sales of $937,875 and $2,073,658, respectively, for the same periods last year, a decrease of $1,387 or less than 1.0% and an increase of $630,595 or 30.4%, respectively. The increase in net sales for the nine months is due to the increased sales volume of the Company's brands, SOLUTIONS(R), Complete La Femme, EVOLUTION(TM) and PURECHOICE(R), which the Company is distributing through existing and new customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's sales increases for the nine month period ended September 30, 2002, are attributable to the introduction of new products that the Company is selling to its existing customers along with the continuing orders from distributors in Canada and from HKTPCO, the Company's sole marketer and distributor for all of Asia. The decrease in sales for the three month period is due to the combination of an unusually slower economic environment coupled with the absence of certain initial orders to chain stores that boosted sales for the same period in 2001. The Company's revenue for the three and nine month period was generated by more recurring sales of existing and new products to current and new customers. The Company is continuing to broaden its customer base through the introduction of other new products under its SOLUTIONS(R), Complete La Femme, EVOLUTION(TM) and PURECHOICE(R) lines into retail channels and through the continued support of the Company's selective advertising and promotional programs.

     The Company's gross profit margin for the three and nine months ended September 30, 2002, was 41.9% and 45.2%, respectively, compared to 42.4% and 44.3%, respectively, for the same periods last year. Average gross profit margin for the nine month period ended September 30, 2002, increased due to increased sales and gross margins of new products into the North American market, while a boost in international sales, where gross margins are typically lower, brought the overall average down for the quarter. Specifically, sales to a related party have a lower pricing structure that contributed to a lower overall gross profit for the three month period ended September 30, 2002, as compared to the same period last year.

     Selling, general and administrative expenses for the three and nine months ended September 30, 2002, were $471,943 and $1,278,864, respectively, compared to $378,502 and $1,005,506, respectively, for the same periods last year, an overall increase of 27.2%. Specific marketing expenses related to the distribution of the Company's products in the North American market including print advertising and public relations increased in order to promote further distribution of new and existing products while overall corporate expenditures have decreased as a percentage of sales by 1.2% compared to the same period last year. The Company may choose to promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. As sales grow, the Company intends to budget its expenditures for certain marketing expenses so that the Company's reliance on investment capital for marketing is eliminated. Certain corporate expenses have increased compared to the same period last year including corporate insurance costs related to the Company's normal operations.

     Net loss for the three and nine months ended September 30, 2002 was $(88,917) or less than $(.01) per share and $(80,491) or less than $(.01) per share, respectively, compared to a net loss of $(29,259) or less than $(.01) per share and $(267,136) or less than $(.01) per share, respectively, for the same periods last year.

OTHER  INFORMATION

     Interest Expense was $8,995 and $23,557 for the three and nine months ended September 30, 2002, respectively, compared to $48,841 and $178,690, respectively, for the same periods last year. In the years ended December 31, 2001 and 2000, interest expense was incurred from interest on notes payable to officers, directors and third parties. In addition, certain beneficial conversion features as part of these notes payable at the date of issuance were recorded as a discount to the face value of the debt. The discount was amortized to interest expense over the one-year term of the notes and had been fully recorded as of December 31, 2001. The absence of any further amortization of debt discount coupled with the conversion of debt into Class F preferred stock decreased interest expense for the three months ended September 30, 2002 compared to the same period last year.

     Any interest income for the three and nine months ended September 30, 2002 was generated from the Company's invested cash balance in interest-bearing money market accounts.

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

     During the nine months ended September 30, 2002, the Company incurred $13,229 in capital expenditures for computers, equipment and fixtures. As of September 30, 2002, the Company had no material commitments for capital expenditures.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2002, the Company had $549,555 in current assets of which $311,909 or 56.8% was cash and receivables. Accounts receivable increased in the third quarter due to the increased sales in the current period. Total current liabilities for the same period totaled $1,781,659. This represents a ratio of current assets to current liabilities of .31 at September 30, 2002. The Company's working capital deficiency increased by approximately $17,615 in the nine months ended September 30, 2002 and was primarily due to the sale of Class F preferred stock for $250,000. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance. The Company continues to operate with a cash flow deficiency from operations. The deficiency is being offset with the purchases of preferred stock and other borrowings. All of the borrowings other than the bank line of credit of $98,141 and notes payable of approximately $89,000 are due to insiders.

     On February 11, 2002, Dr. Choi purchased 3,125 shares of Class F preferred stock for $250,000. The Class F preferred stock accrues a dividend at 12% per annum.

     During the nine months ended September 30, 2002, the Company obtained a $100,000 line of credit from a bank. The credit line is collateralized by accounts receivable. The balance borrowed on the credit line was $98,141 at September 30, 2002.

     The Company also increased its borrowings from officers in the three months ended September 30, 2002. The Company borrowed an additional $80,000 from one of two officers in the three month period ended September 30, 2002. These additional borrowings became necessary as the Company experienced higher accounts receivable balances resulting from increased sales volume.

     As part of Dr. Choi's purchase of Class F preferred stock, the Company is accruing interest to him at an average rate of 14.4% per annum in the form of a dividend. Dr. Choi has agreed to allow the Company to offset his dividends payable over time through shipments to HKTPCO of certain amounts of the Company's products at no charge. Such products include only the products that HKTPCO is currently purchasing as the Company's sole distribution agent for Asia.

     Cash of $242,224, was used in operating activities for the nine months ended September 30, 2002. The use of cash is primarily related to the increase in accounts receivable as sales volume increases and the payment of trade vendor payables. The proceeds for the bank line of credit were largely used for payments to vendors.

     Management is attempting to generate positive cash flows as the Company grows by maintaining costs. However, the Company will require increasing cash flows to finance its needs for inventory to successfully build the distribution of its products into the marketplace. Management believes that it will be able to fund its cash requirements for growth during the current year through increasing cash flows from operations. However, there can be no assurances that the cash from operations can be successfully generated. If the Company does not generate the increasing cash flows and cannot raise sufficient capital to supplement any diminished cash flows, the effect may be that the Company will not meet its projections for growth.

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

Item  3  -  Controls  and  Procedures
            -------------------------

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried on under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Principal Accounting Officer as appropriate, to allow timely decisions regarding disclosures.

PART  II  -  OTHER  INFORMATION

Item  1  -  Legal  Proceedings
          --------------------

     On April 22, 2002, Angel Herbs, Inc. and Angela Harris filed suit against the Company in the United States District Court, District of Nevada alleging copyright infringement, false advertising, false endorsement, unfair competition, violation of rights of publicity, deceptive trade practices and breach of contract in connection with the manufacture, sale and distribution of the Company's Complete La Femme Breast Enhancement Formula and promotional materials. On September 11, 2002, the Company reached a settlement with Angel Herbs, Inc. and Angela Harris to resolve this litigation. The terms of this settlement did not have a material adverse effect on the Company's business or financial condition.

Item  2  -  Changes  in  Securities
            -----------------------

     None

Item  3  -  Defaults  upon  Senior  Securities
            ----------------------------------

     None

Item  4  -  Submission of Matters to a Vote for Security Holders

     None

Item  5  -  Other  Information
            ------------------

     Concurrently with the filing of the Company's Form 10-QSB for the period ended September 30, 2002, Neil Reithinger, the Company's President, Chief Executive Officer and Principal Accounting Officer, provided to the SEC the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and 18 U.S.C. Section 1350.

Item  6  -  Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

     (a)  Exhibits

Exhibit                                                            Method of
Number                       Exhibit Name                           Filing
-------  --------------------------------------------------------  ---------

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

4.6      Certificates Describing Rights and Restrictions of Class   ********
                     "E" and "F" Preferred Shares

21.1     Articles of Incorporation of EpiPharma, Inc.               ********

99.1         Certification by Neil Reithinger, the Company's         Exhibit
            President, Chief Executive Officer and Principal          filed
          Accounting Officer, of the Company's Form 10-QSB for      herewith.
          the three month period ended September 30, 2002, as
           required pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002, and 18 U.S.C. Section 1350.

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

*****      Incorporated by reference to Exhibit 4.3 of annual report on Form
10-KSB  (file  no.  33-10236)  filed  on  April  18,  1997.

******     Incorporated  by  reference  to  Exhibit 4.4 of annual report on
Form  10-KSB  (file  no.  33-10236)  filed  on  April  18,  1997.

*******    Incorporated  by  reference  to Exhibit 4.5 of annual report on Form
10-KSB  (file  no.  33-10236)  filed  on  March  30,  1998.

********   Incorporated  by  reference.

     (b)   Reports  on  Form  8-K

     Form 8-K, filed with the SEC on November 14, 2002, announcing the filing of certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and 18 U.S.C. Section 1350.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD  INTERNATIONAL,  INC.
(Registrant)


By:  /s/  Neil  Reithinger                              Date:  November 14, 2002
    -----------------------
Neil  Reithinger
Chairman of the Board, President, C.E.O.
and  Principal  Accounting  Officer

                                  CERTIFICATION
                                  -------------

     I, Neil Reithinger , Chief Executive Officer and Principal Accounting Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Baywood International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 14, 2002


                                           /s/  Neil  Reithinger
                                           ---------------------
                                           Neil  Reithinger
                                           Chief Executive Officer and Principal
                                           Accounting Officer

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Baywood International, Inc., a Nevada corporation (the "Company"), Quarterly Report on Form 10-QSB for the three month period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Neil Reithinger, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          To the best of the undersigned's knowledge, based upon a review of the Company's Form 10-QSB for the three month period ended September 30, 2002:

          1. The Company's Quarterly Report on Form 10-QSB for the three month period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

          2. The information contained in the Company's Form 10-QSB for the three month period ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/  Neil  Reithinger
                                       ---------------------
                                       Neil Reithinger, Chief Executive Officer,
                                       Principal Accounting Officer




STATE  OF  ARIZONA            )
                              )
County  of  Maricopa          )

          The foregoing was acknowledged before me this 13th day of November, 2002, by Neil Reithinger, Chief Executive Officer and Principal Accounting Officer of Baywood International, Inc., a Nevada corporation, on behalf of such corporation.



                                               /s/  Linda  Telles
                                               ------------------
                                               Notary  Public

My  Commission  Expires:

June 6, 2004
------------