Form 10KSB
period 2002-12-31
BAYWOOD INTERNATIONAL INC
filed 2003-03-31
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

  ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2002
                           Commission file No. 0-22024

                           BAYWOOD INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


             Nevada                                77-0125664
  (state or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)


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

       Issuer's revenues for its most recent fiscal year were $3,425,462.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $556,920 as of March 25, 2003.

    The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 25, 2003 was 32,768,235.

                           Baywood International, Inc.

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS
                                -----------------

Item 1 -  Description of Business . . . . . . . . . . . . . . . . . . . .   4
          General . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
          Company Objective and Mission . . . . . . . . . . . . . . . . .   5
          Products. . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
          Growth Strategy . . . . . . . . . . . . . . . . . . . . . . . .   7
          International . . . . . . . . . . . . . . . . . . . . . . . . .   7
          Manufacturing and Quality Control . . . . . . . . . . . . . . .   7
          Distribution. . . . . . . . . . . . . . . . . . . . . . . . . .   8
          Market and Competition. . . . . . . . . . . . . . . . . . . . .   8
          Trademarks and Patents. . . . . . . . . . . . . . . . . . . . .   9
          Employees . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
Item 2 -  Description of Property . . . . . . . . . . . . . . . . . . . .   9
Item 3 -  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4 -  Submission of Matters to a Vote of Security Holders . . . . . .  10
Item 5 -  Market for Common Equity and Related Stockholder Matters. . . .  10
          Recent Sales of Unregistered Securities; Use of Proceeds From
          Unregistered Securities . . . . . . . . . . . . . . . . . . . .  11
Item 6 -  Management's Discussion and Analysis or Plan of Operation . . .  12
          Introduction. . . . . . . . . . . . . . . . . . . . . . . . . .  12
          General . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
          Results of Operations . . . . . . . . . . . . . . . . . . . . .  13
          Comparisons of Year 2002 to 2001. . . . . . . . . . . . . . . .  13
          Comparisons of Year 2001 to 2000. . . . . . . . . . . . . . . .  14
          Other Information . . . . . . . . . . . . . . . . . . . . . . .  14
          Critical Accounting Policies. . . . . . . . . . . . . . . . . .  15
          Factors That May Affect Future Results. . . . . . . . . . . . .  15
          Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . .  16
          Government Regulation . . . . . . . . . . . . . . . . . . . . .  17
          Capital Expenditures. . . . . . . . . . . . . . . . . . . . . .  17
          Liquidity and Capital Resources . . . . . . . . . . . . . . . .  18
          Off Balance Sheet Arrangements. . . . . . . . . . . . . . . . .  19
Item 7 -  Financial Statements and Supplementary Data . . . . . . . . . .  19
Item 8 -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . .  19
Item 9 -  Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act . . . . . . .  20
Item 10 - Executive Compensation. . . . . . . . . . . . . . . . . . . . .  21
Item 11 - Security Ownership of Certain Beneficial Owners, Management and
          Changes in Control. . . . . . . . . . . . . . . . . . . . . . .  22
Item 12 - Certain Relationships and Related Transactions. . . . . . . . .  25
Item 13 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  25
Item 14 - Controls and Procedures . . . . . . . . . . . . . . . . . . . .  26

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

                                    PART  I

Item  1  -  Description  of  Business
-------------------------------------

GENERAL

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a nutraceutical company focused on the development and production of complex nutraceuticals in human therapeutics. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

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

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, the Company was completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, the Company is focused on strengthening the brand awareness and sales of its product lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) and any other branded lines the Company chooses to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     As a result of the Company's new corporate strategy, revenue growth has been affected dramatically over the past five (5) years. Net sales totaled $809,899, $463,590, $1,609,523, $2,724,798 and $3,425,462 for the years ended
December 31, 1998, 1999, 2000, 2001 and 2002, respectively. Where the Company had experienced a high concentration of sales with one major customer in the international market up through 1998, the Company's domestic marketing strategies have now diversified its sales to thousands of customers in the retail health food channels.

     In August, 2001, the Company formed EpiPharma, a Nevada Corporation, as a wholly-owned subsidiary of the Company, to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma sells specially formulated nutraceuticals directly to informed consumers and to health care practitioners, who then distribute them to their patient populations. EpiPharma acts as a direct marketer and distributor of a certain line of the Company's products and the Company expects EpiPharma to facilitate the Company's penetration into the valuable and growing direct-to-consumer and health care practitioner marketing channels and to help strengthen sales growth, leading to increased margins and higher profitability.

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480)
951-3956  and  its  web  addresses  are  www.bywd.com  and  www.epipharma.com.
                                         ------------       -----------------

COMPANY  OBJECTIVE  AND  MISSION

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines the Company chooses to develop, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through its wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company focuses on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company focuses on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve its objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

PRODUCTS

     The Company's products currently consist of three (3) nutraceutical brand lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The number of different products within each line varies depending on the types of products that the Company decides to develop from time-to-time. In addition, variable factors such as counts and sizes of each product that the Company chooses to develop may make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. The Company often incorporates product displays for its products that hold from six (6) to twenty
(20) units of each product as a marketing aid to help its retail customers display and sell the products to their consumers. Currently, the Company's
Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines contain eighteen (18) products. The total number of SKU's approximates (40).

Baywood  SOLUTIONS(R)

     The Baywood SOLUTIONS(R) line consists of products formulated with a combination of natural compounds in what the Company considers the most effective dosages to target specific needs and conditions of consumers. Ingredients may vary from botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood SOLUTIONS(R) currently includes the following products:

           PRODUCT NAME                                 TARGETED FUNCTION
-------------------------------------  ---------------------------------------------------

 Dr. Harris' Original Snore Formula                     Relief of Snoring
Dr. Harris' Original Allergy Formula                   Relief of Allergies
                HeadMed(TM)                       Headache and Migraine Relief
             Fat Eliminator(TM)                     Weight Loss (Fat Blocker)
            Carb Eliminator(TM)                Weight Loss (Carbohydrate Blocker)
             Super Joints(TM)                  Joint and Connective Tissue Support
              C-2 Relief(TM)                     Cox 2 Inhibitor for Pain Relief
             Cal-Mag FIZZ(TM)               Effervescent Calcium and Magnesium Drink
    Topical Super Cool Relief(TM)                      Topical Pain Relief
Maximum Strength Carb Eliminator(TM)   Weight Loss (Maximum Strength Carbohydrate Blocker)
        Super Joints FIZZ(TM)                  Effervescent Joint Support Formula
       Metabolic Burn Tropin-EF           Ephedra and Stimulant Free Metabolic Support
      Thermogenic Burn Tropin-EF                Ephedra Free Thermogenic Support

Baywood  PURECHOICE(R)

     The Baywood PURECHOICE(R) line is composed of single ingredient products that target the needs of the consumer for a specific natural compound. Where the Baywood SOLUTIONS(R) line may combine a variety of natural compounds to target a specific ailment, Baywood PURECHOICE(R) may include only one component for the consumer to choose. Single ingredients may include, but are not limited to, botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood PURECHOICE(R) currently includes the following products:

          PRODUCT NAME                           FUNCTION
----------------------------  -----------------------------------------------

             Beta-s(TM)               Healthy Cholesterol Maintenance
             Entrox(R)        Enteric Coated Multi-EFA (Essential Fatty Acid)
SAMe (S-Adenosyl-Methionine)            Joint and Emotional Health
            Relora(R)                 Stress Related Eating Disorders

Complete  La  Femme(R)

     The Complete La Femme(R) line offers a select number of proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme(R) emphasizes health for the whole self and offers both ingestible and topical products. Products under Complete La Femme(R) currently include:

       PRODUCT NAME                          FUNCTION
--------------------------  ------------------------------------------
    Vein Support Formula      Vein Tonicity and Capillary Resistance
Breast Enhancement Formula  Hormone Balancing, PMS Support and Breast
 Breast Maximizing Lotion                  Enhancement
                            Topical Hormone Balancing, PMS Support and
  Lip Maximizing Formula                Breast Enhancement
                               Lip Enhancement and Furrow Reduction

EpiPharma's current product line includes:

               PRODUCT NAME                              FUNCTION
------------------------------------------  -----------------------------------
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

GROWTH STRATEGY

     The Company will continue to seek sales increases by internal growth of the Company's existing products and any new products that it may develop from time-to-time. Management feels that the potential for internal growth from existing and new product development remains substantial due to the continued recognition and potential of natural-based compounds for consumer benefit for either condition specific applications or for everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels which the Company attempts to penetrate, management believes that it can accomplish sales increases by the continued penetration of existing products and the introduction of new products. Currently, the Company estimates that it has penetrated less than 30% of health food retail channels.

INTERNATIONAL

     Certain of the Company's brands are sold in Canada, Turkey, Europe and Asia. Sales in Canada, Europe and Turkey are conducted through distributors who service various retail outlets in their respective territories.

     In the year ended December 31, 2000, the Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were 21% of net sales, or approximately $725,000, for the year ended December 31, 2002 and 13% of net sales, or approximately $360,000 for the year ended December 31, 2001. Accounts receivable due from HKTPCO at December 31, 2002, was 3% of total accounts receivable. Management believes that this arrangement will produce a considerable amount of revenue for the Company in future periods. Mr. Choi also has representation on the Company's Board of Directors.

MANUFACTURING  AND  QUALITY  CONTROL

     The Company uses third-party manufacturers for all of its products. Currently, the Company uses five (5) different manufacturers who manufacture and package the Company's products according to formulas and packaging guidelines that the Company dictates. In addition and in order to minimize the cost of goods, the Company may elect to purchase raw or bulk materials directly from various raw material suppliers and have them shipped to its manufacturers so that the Company may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product. Currently, all of the Company's suppliers from which it either purchases raw materials or contracts with for manufacturing are unrelated to the Company.

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

DISTRIBUTION

     The Company's product lines are marketed under the brand names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. The Company's products reach the retail channels in North America either through distributors or through direct shipments from the Company. Internationally, the Company's products are sold through relationships with designated distributors. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma. Currently, two (2) customers, HKTPCO and the Company's exclusive distributor for Canada, account for more than 38%, or $1,308,000, of the Company's net sales.

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

     The Company does not generally experience wide variances in the amount of inventory it maintains. However, management anticipates that an increase in inventory levels will be necessary in the coming quarters as demand, the number of accounts and the number of SKU's increase. The Company guarantees efficacy on all of its products. In certain circumstances and in an effort to support its retail channels, the Company allows its customers to return unsold merchandise if it does not turnover in a timely manner. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. This allowance is $148,411 at December 31, 2002. The Company has provided an allowance of $125,000 at December 31, 2002, for one customer, a large retail chain.

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

TRADEMARKS  AND  PATENTS

     The establishment and continued recognition by the marketplace of the Company's trademarks is of material importance to its business. In fiscal year 2002, substantially all of the Company's net sales were from products bearing the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) brand names.

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

     Additionally, as the Company licenses certain intellectual property from third parties, it can provide no assurance that these third parties can successfully maintain their intellectual property rights. One example is Entrox(R) which is the name of the Company's multi-EFA product and is the registered trademark of the Company's supplier. The Company licenses this product non-exclusively from a supplier, thereby being able to utilize the suppliers recognized tradename and scientific data. The sales of certain of the Company's products rely on its ability to maintain these licensing agreements. If the Company loses the right to use these licenses, its business could be adversely affected.

EMPLOYEES

     At December 31, 2002, the Company had eighteen (18) full-time employees. None of the Company's employees are represented by a labor union.

Item  2  -  Description  of  Property
-------------------------------------

     The Company's principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. The Company leases approximately
7,800 square feet of office space under an operating lease that expires on February 28, 2003. Management believes that its facilities will provide sufficient capacity to handle the Company's growth in the coming year. The Company also leased certain warehouse equipment under an operating lease that expired July 27, 2002. Rent expense under these leases was $96,000 and $94,000 for the years ended December 31, 2002 and 2001, respectively. The future minimum lease obligation for the remaining term of the lease of two months at December 31, 2002 is $14,435.

     The  Company  does  not  own  or  lease  any  other  real  estate.

Item  3  -  Legal  Proceedings
------------------------------

     As of the date hereof, the Company has no pending or threatened litigation.

Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders
-----------------------------------------------------------------------

     The Company's annual meeting of shareholders was held on November 7, 2002, to elect directors and approve the selection of Epstein Weber & Conover P.C. as the Company's independent public accountants for the year ended December 31, 2002. See the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on October 11, 2002.

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

     Set forth below are the high and low closing prices for the Company's common stock as reported on the OTC Bulletin Board for the last eight quarters:

     Year Ended December 31, 2002             High             Low
     ----------------------------             ----             ---

     March 31, 2002                            .13             .06
     June 30, 2002                             .10             .06
     September 30, 2002                        .10             .05
     December 31, 2002                         .05             .03

     Year Ended December 31, 2001
     ----------------------------

     March 31, 2001                             16              09
     June 30, 2001                             .14             .09
     September 30, 2001                        .11             .06
     December 31, 2001                         .08             .05

     The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

     As of December 31, 2002, there were approximately 680 holders of record of the Company's common shares not including those shares held in street name.

     The Company has not paid dividends on its common shares and has no intention of paying dividends in 2002. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will be dependent on the earnings, financial condition, capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant.

     See Item Item 11 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information on the Company's Equity Compensation Plans.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

     Sale of Class E Preferred Shares. On December 30, 2000, the Company sold 800,000 shares of its Class "E" Preferred Shares (the "Preferred Shares") and warrants to purchase 4,000,000 shares of the Company's restricted common stock at $0.20 per share (the "Warrants") without registration under the Securities Act. The Preferred Shares and Warrants were sold to Dr. Francis Choi, the Company's single largest shareholder. The purchase price for the Preferred Shares and Warrants was $800,000 in cash, payable in installments as follows:
$500,000  in  cash  was paid to the Company in the year ended December 31, 2000;
$150,000 in cash was paid to the Company on January 11, 2001; and $150,000 in cash was paid to the Company on March 25, 2001. The full purchase price for the Preferred Shares and Warrants has been paid by Mr. Choi. There were no underwriting commissions or discounts associated with the sale of the Preferred Shares or Warrants to Mr. Choi.

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

     Sale of Common Stock and Warrants. On or about December 15, 2000, the Company sold, pursuant to a private placement, 2,475,000 shares of restricted common stock in the Company and warrants to purchase 1,237,500 shares of restricted common stock of the Company without registration under the Securities Act of 1933. The private placement was effected through the sale of units (the "Units"). Units consisted of two shares of restricted common stock of the Company and a warrant to purchase one common share of the Company's restricted common stock at an exercise price of $0.20 per common share. The Company sold 1,237,500 Units at a purchase price of $0.20 per Unit. There were no underwriters involved in the offering and the securities were not publicly offered for sale. The securities were sold to "accredited investors," as defined in Regulation D of the Securities Act. 250,000 Units were sold to three individuals including one officer of the company for cash, for a total offering price of $50,000. There were no underwriting discounts or commissions in connection with the Private Placement.

     In addition, 987,500 Units were privately sold for services rendered or to be rendered. In particular: (i) three hundred eighty seven thousand five hundred (387,500) Units were sold to the President and Chief Executive Officer of the Company, Mr. Neil Reithinger, in lieu of the payment of $77,500 in accrued salary that was due and owing Mr. Reithinger for the payment of salary for the period of January 1999 through October 1, 2000; (ii) three hundred fifty thousand (350,000) Units were sold to the Vice-President of the Company, Mr. Karl Rullich, in lieu of the payment of $70,000 in salary that was due and owing Mr. Rullich for the period of January 1999 through October 1, 2000; and (iii) 250,000 of the Units were reserved by the Company for issuance to Success Unlimited, Inc. in lieu of payment for marketing services to be provided by Success Unlimited, Inc. to the Company. Under the agreement with Success Unlimited, Inc., 20,833 of the Units will be transferred to Success Unlimited, Inc. by the Company each month, for a period of 12 months, in lieu of payment of any amounts due to Success Unlimited, Inc. under a Marketing Services Agreement dated as of December 2000.

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

GENERAL

     The Company is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma. At this time, the Company is focused on strengthening the brand awareness and sales of its product lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) and any other branded lines the Company chooses to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines the Company chooses to develop, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through its wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company intends to focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company will attempt to focus on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve its objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. The Company provides certain guarantees for volume of product movement. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable.

RESULTS  OF  OPERATIONS

     The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated.

                                            2002                2001
                                               %                   %
                                           -----               ------
Net Sales                                  100.0               100.0
Cost of Sales                               54.4                59.6
                                           -----               ------
Gross Profit                                45.6                40.4
S, G & A Expenses:
  Marketing                                 23.6                24.6
  General and Administrative                28.2                30.5
  Depreciation and Amortization              0.7                 1.0
Other (Income) and Expense - net             1.3                 7.7
                                           -----               ------
Loss Before Income Taxes                    (8.2)              (23.4)
Income Tax Provision                           -                   -
Net (Loss)                                  (8.2)              (23.4)
                                           =====               ======

COMPARISONS  OF  YEAR  2002  TO  2001

     Net sales for the year ended December 31, 2002 were $3,425,462 compared to net sales of $2,724,797 for the year ended December 31, 2001, an increase of 25.7%. The increase in net sales was attributable to the increased penetration of the Company's brands, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) into existing and new retail customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's net sales increases are attributable to the continued acceptance of new products that the Company is introducing to its existing and new customers in the North America.

     The Company's gross profit margin for the year ended December 31, 2002 was 45.6% compared to 40.4% for the same period last year. The increase in gross profit margin is due to such factors as discounts and promotions that had been utilized in previous years as part of introducing and continuing to implement the Company's product lines into its retail channels. Although certain of these discounts and promotions may be necessary from time-to-time as the Company continues to penetrate the marketplace, management believes that their necessity will be lessened over time as the Company's brands mature.

     Selling, general and administrative expenses for the year ended December 31, 2002 were $1,776,373 compared to $1,499,553 for the same period last year, an increase of 18.5%. As part of the Company's continuing focus to reduce and keep operating costs low, overall corporate expenditures as a percentage of sales have decreased compared to the same period last year. Certain of these operational costs for marketing include advertising, conventions and trade shows, public relations and promotions were the largest portion of selling, general and administrative expenses totaling approximately $383,000 for the year ended December 31, 2002 as compared to $299,000 for the same period last year, a decrease of 28.1%.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for year ended December 31, 2002 was $(281,119) or $(0.02) per share compared to a net loss of $(636,164) or $(0.02) per share for the same period last year.

COMPARISONS  OF  YEAR  2001  TO  2000

     Net sales for the year ended December 31, 2001 were $2,724,797 compared to net sales of $1,609,523 for the year ended December 31, 2000, an increase of 69%. The increase in net sales was attributable to the increased penetration of the Company's brands, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) into existing and new retail customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's net sales increases are attributable to the continued acceptance of new products that the Company is introducing to its existing and new customers in the North America.

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

OTHER  INFORMATION

     Interest Expense was $34,006 and $212,430 in 2002 and 2001, respectively. In the years ended December 31, 2002 and 2001, interest expense was incurred from interest on notes payable to officers, directors and third parties. In addition, certain beneficial conversion features as part of these notes payable at the date of issuance were recorded as a discount to the face value of the debt. The discount was amortized to interest expense over the one-year term of the notes. Amortization of the discount was $82,321 for the year ended December 31, 2001 (See Note 12).

     In the year ended December 31, 2001, the Company's Board of Directors authorized Class F preferred stock. The Company issued 8,125 shares of the Class F preferred stock in 2001 and 3,125 shares in 2002. The Class F preferred stock has a $1 per share par value and a stated value of $80 per share. The Class F preferred stock contains a 15% per annum cumulative dividend which is preferential to all other classes of stock other than Class E preferred stock. By mutual agreement of the Company and the Class F shareholders, and in accordance with the terms of the agreement, the dividend rate was reduced to 12% in 2001. The Class F preferred stock has an aggregate liquidation value of $900,000 at December 31, 2002. The Class F preferred stock has a liquidation preference senior to all other classes of capital stock. The Class F preferred stock is redeemable at the option of the Company only at 105% of the stated value. The holders of the Class F preferred stock have voting rights with respect to a merger or sale of substantially all of the Company's assets. A total of 8,125 shares of the Class F preferred stock were issued to the holder of the Class E preferred stock and an officer and director of the Company in exchange for $650,000 in debt owed by the Company to those individuals in the year ended December 31, 2001. In the year ended December 31, 2002, 3,125 shares of the Class F preferred stock was issued for cash.

     Interest income for 2002 of $606 was generated from the Company's invested cash balance in interest-bearing money market accounts.

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

CRITICAL  ACCOUNTING  POLICIES

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

CAPITAL  EXPENDITURES

     During 2002 and 2001, the Company incurred $14,230 and $12,073 in capital expenditures for computers and equipment, respectively. As of December 31, 2002, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2002, the Company had $484,969 in current assets of which $215,195 or 44.4% was cash and receivables. Total current liabilities for the same period totaled $1,942,833. This represents a ratio of current assets to current liabilities of .25 at December 31, 2002. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance.

     During the year ended December 31, 2002, the Company incurred a net working capital deficiency of approximately $1,457,864 from operations. The Company's needs for cash throughout 2001 and 2002 had primarily been funded by certain officers, directors and third parties through loans, the exercise of stock options and warrants and private placements to the Company. The terms of the debt with the officers and directors are such that it is classified as current liabilities as of December 31, 2002 (See Note 6). In addition, two of the Company's officers have deferred payment of salaries in an effort to conserve cash. The accrued salaries to these individuals were $168,417 at December 31, 2002.

     HKTPCO is an affiliate of the primary holder of the Company's Class F preferred stock. The Company has an arrangement with HKTPCO whereby dividends payable to this shareholder may be offset by sale of product to HKTPCO. During the year ended December 31, 2002, the Company offset $172,931 of dividends under this arrangement. This shareholder's agreement to accept products for payment of dividends has assisted the Company's cash flow. Management believes that this arrangement will continue to allow the Company the flexibility and advantage in managing its operational cash flow in future periods.

     The Company is in default on scheduled debt repayments of $420,800 for the year ended December 31, 2002. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2002 because of the related party nature of the arrangements. Management maintains a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. Management believes that it will continue to maintain this relationship in future periods.

     At December 31, 2002, 47% of the Company's trade accounts receivable balance is due from a single customer (See Note 4). Approximately 1% of the net sales for the year ended December 31, 2002 were from this customer. Two other customers represent 38% of net sales for the year ended December 31, 2002, while only representing 21% of the Company's trade accounts receivable balance at December 31, 2002. The Company experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. At December 31, 2002, accounts receivable from mass market customers was $73,000 net of applicable allowances. The Company primarily concentrated its marketing and sales efforts in the health food channels in 2002 and does not expect that sales to mass market retailers will constitute a significant portion of the Company's sales in future periods.

     The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Most of the Company's products contain a 90-day money back guarantee. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. This allowance is $148,411 at December 31, 2002. The Company has provided an allowance of $125,000 at December 31, 2002, for one customer, a large retail chain.

     Management is attempting to generate positive cash flows as the Company grows by maintaining costs. However, the Company will require increasing cash flows to finance its needs for inventory to successfully build the distribution of its products into the marketplace. Management believes that it may require more capital in the next six to twelve months to meet its obligations for growth. The amounts, sources, timing and structure of any financing that the Company requires will be determined by management at the appropriate time. However, there can be no assurances that the cash can be successfully raised. If the Company cannot raise the capital, the effect may be that the Company will not meet its projections for growth.

OFF  BALANCE  SHEET  ARRANGEMENTS

     The Company's liquidity has not depended on off balance sheet transactions. For the year ended December 31, 2002, the Company did not engage in any off balance sheet transactions.

Item  7  -  Financial  Statements  and  Supplementary  Data
-----------------------------------------------------------

     An audited balance sheet for the year ended December 31, 2002 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 are set forth commencing on page F-1.

Item  8  -  Changes  in  and  Disagreements  with  Accountants on Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure
---------------------

     None

                                    PART  III

Item  9  -  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
-------------------------------------------------------------------------------
Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

Directors and Executive Officers

      NAME         AGE     POSITION(S) OR OFFICE(S) HELD
      ----         ---     -----------------------------

Neil Reithinger     33  Chairman of the Board, President &
                        Chief Executive Officer
Karl H. Rullich     69  Vice-President, Secretary & Director

O. Lee Tawes, III   55  Director

Carmen Choi         27  Director

Samuel Lam          50  Director

     MR. NEIL REITHINGER has been the Company's Chairman of the Board, President and Chief Executive Officer since April 3, 1998 and previously served as Interim President from December 10, 1997. He was elected as a Director on February 18, 1997. He was elected Chief Financial Officer, Secretary and Treasurer on October 28, 1996. Mr. Reithinger had been Controller of the Company since January 1994. Prior to joining the Company and from July 1992 through December 1993, Mr. Reithinger worked for Bank of America. He received a Bachelors degree in accounting from the University of Arizona in 1992 and received his certification as a Certified Public Accountant in 1996.

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

     MS. CARMEN CHOI was nominated and elected to the Board of Directors at a Special Meeting of the Board of Directors held on May 4, 2001 by an affirmative vote of a majority of the Board of Directors. Since August 2000, Ms. Choi has been a member of the Board of Directors of both Hong Kong Trustful Pharmaceutical Co., Ltd. (the Company's exclusive marketer and distributor for Asia) and Healthy International Limited, which is in the business of research, marketing and distribution of unique high-quality healthcare products for the promotion of a healthy life for people in Hong Kong and China and is the sister company to Hong Kong Trustful Pharmaceutical Co., Ltd. At Healthy International Limited, Ms. Choi has been actively involved in the strategic planning of sales and marketing activities of the Company's products in the Hong Kong market. Ms. Choi is also a director of Beauty Tech, a sister company to Healthy
International, which specializes in the training of skin care and beauty make-up. In addition, Ms. Choi has been a senior executive since 1998 in Early Light Industrial Co., Ltd, one the three largest toy manufacturers in Hong Kong that is owned and controlled by the Company's major shareholder, Dr. Francis Choi. She received her Bachelor of Arts degree from Pine Manor College in Boston, Massachusetts in 1997. Ms. Choi is the daughter of Dr. Francis Choi.

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

Compliance  with  Section  16(a)  of  the  Exchange  Act

     None of the foregoing members of the Board of Directors have filed any of the required Section 16(a) forms during the fiscal year ended December 31, 2002, and have not provided the Company with a written representation that no such forms were required.

Item  10  -  Executive  Compensation
------------------------------------

Summary  Compensation  Table

     Summary compensation information for Mr. Neil Reithinger, the Company's Chief Executive Officer for the year ended December 31, 2002 (the only "named executive officer" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1)), is as follows:

    (a)       (b)      (c)         (d)          (e)            (f)           (g)          (h)        (i)
                                           Other Annual/   Restricted     Securities
Name and                                      Deferred        Stock       Underlying      LTIP    All Other
Principal                                   Compensation     Awards     Options/SAR's   Payouts    Compen-
 Position    Year   Salary ($)  Bonus ($)       ($)            ($)           (#)          ($)     sation ($)
-----------  -----  ----------  ---------  --------------  -----------  --------------  --------  ----------
Mr.             02      54,750        -0-          17,250          -0-         907,500       -0-         -0-
Reithinger      01      27,000        -0-          42,500          -0-             -0-       -0-         -0-
 C.E.O          00      17,500        -0-          42,500          -0-             -0-       -0-         -0-

DIRECTORS

     Director Compensation Table

              (a)           (b)       (c)         (d)         (e)            (f)

                                                                          Number of
                          Annual              Consulting     Number       Securities
                         Retainer   Meeting   Fees/Other       of         Underlying
             Name        Fees ($)   Fees ($)   Fees ($)    Shares (#)  Options/SARs (#)
     ------------------  ---------  --------  -----------  ----------  ----------------

     Neil Reithinger           -0-       -0-          -0-         -0-           907,500

     Karl H. Rullich           -0-       -0-          -0-         -0-           400,000

     O. Lee Tawes, III         -0-       -0-          -0-         -0-           200,000

     Carmen Choi               -0-       -0-          -0-         -0-           200,000

     Samuel Lam                -0-       -0-          -0-         -0-           200,000

EMPLOYMENT  CONTRACTS

     There are currently no employment contracts, severance or change-in-control agreements with any of the named executive officers of the Company.

ADDITIONAL  INFORMATION  CONCERNING  THE  BOARD  OF  DIRECTORS  OF  THE  COMPANY

     During the year ended December 31, 2002, the Board of Directors met two (2) times and held one (1) meeting via unanimous consent in lieu of a special meeting. A majority of the directors was present at each meeting, all constituting a quorum. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.

Item  11  -  Security  Ownership  of  Certain  Beneficial Owners, Management and
--------------------------------------------------------------------------------
Changes  in  Control
--------------------

     The following table sets forth certain information regarding shares of common stock beneficially owned as of March 25, 2003, by (i) each person or group, known to the Company, who beneficially owns more than 5% of the common stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 32,768,235 shares outstanding on March 25, 2003, plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:

       (1)               (2)                   (3)              (4)

                 Name and Address of    Amount and Nature     Percent
Title of Class     Beneficial Owner    of Beneficial Owner   of Class
---------------  --------------------  --------------------  ---------

   Common        Linda Lee (1)                   2,423,647        5.1%
                 Hong Kong, China

   Common        Francis Choi (2)               19,301,587       40.5%
                 Hong Kong, China

   Preferred     Francis Choi (2)                  805,625       95.2%
                 Hong Kong, China
---------------  --------------------  --------------------  ---------

     (1) Ms. Lee is a citizen of Hong Kong, China. Ms. Lee owns 2,423,647 common shares.

     (2) Mr. Choi is a citizen of Hong Kong, China. Mr. Choi holds 7,301,587 common shares, 800,000 shares of Class "E" Preferred Stock that are convertible into 8,000,000 restricted common shares of the Company, 5,625 of Class "F" Preferred Stock with a stated value of $450,000 and 4,000,000 warrants to purchase 4,000,000 restricted common shares of the Company at an exercise price of $0.20.

     Security Ownership of Management

      (1)                    (2)                      (3)              (4)

                     Name and Address of       Amount and Nature     Percent
Title of Class        Beneficial Owner        of Beneficial Owner   of Class
---------------  ---------------------------  --------------------  ---------

   Common        Neil Reithinger (1)(3)                 2,702,640        5.7%
                   Scottsdale, AZ

   Common        Karl H. Rullich (2)(3)                 2,422,000        5.1%
                   Scottsdale, AZ

   Preferred     Karl H. Rullich (2)(3)(4)                  5,625          -
                   Scottsdale, AZ

   Common        O. Lee Tawes, III (3)                  1,875,000        3.9%
                    New York, NY

   Common        Carmen Choi (3)(4)                       200,000          -
                 Hong Kong, China

   Common        Samuel Lam (3)(4)                        200,000          -
                 Hong Kong, China

   Common        All Officers and Directors             7,405,265       15.5%
                     as a Group (1)


     (1) Mr. Reithinger is the Company's Chairman of the Board, President and Chief Executive Officer. He holds 782,000 common shares; an option granted January 29, 1997, which expires January 29, 2007 to purchase 20,000 common shares at $0.42 per share; an option granted February 26, 1998, which expires February 26, 2008 to purchase 100,000 common shares at $0.13 per share; and an option granted May 13, 1999, which expires May 13, 2009 to purchase 2,500,000 common shares at $0.15 per share with 300,000 options to purchase shares vesting immediately; 350,000 options to purchase shares vesting when revenues reach $3.0 million annually; 350,000 options to purchase shares vesting when the market price of the Common Stock reaches $1.00; 400,000 options to purchase shares vesting when revenues reach $5.0 million annually; 500,000 options to purchase shares vesting when revenues reach $10.0 million annually; and 600,000 options to purchase shares when revenues reach $15.0 million annually. Mr. Reithinger also holds an option granted on March 22, 2002, which expires March 22, 2012 to purchase 600,000 common shares at $0.08 per share, and warrants to purchase 550,640 common shares at exercise prices ranging from $0.08 to $0.20 that were issued in connection with certain loans to the Company in 1999 and 2000. Members of Mr. Reithinger's immediate family hold approximately an additional 325,000 common shares for which Mr. Reithinger disclaims all beneficial interest and control.

     (2) Mr. Rullich is Vice-President, Secretary and a Director of the Company. Mr. Rullich beneficially owns 2,022,000 common shares, an option granted on March 22, 2002 which expires March 22, 2012 to purchase 400,000 common shares at $0.08 per share, and 5,625 of Class "F" Preferred Stock with a stated value of $450,000.

     (3)     Director

     (4)     Less  than  one  percent

     Changes  in  Control

     None

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table provides information as of December 31, 2002, regarding the Company's Stock Option Plan compensation under which our equity securities are authorized for issuance:

                              EQUITY COMPENSATION PLAN INFORMATION

       PLAN CATEGORY               NUMBER OF           WEIGHTED-         NUMBER OF SECURITIES
                                SECURITIES TO BE    AVERAGE EXERCISE   REMAINING AVAILABLE FOR
                                  ISSUED UPON           PRICE OF        FUTURE ISSUANCE UNDER
                                  EXERCISE OF         OUTSTANDING        EQUITY COMPENSATION
                                  OUTSTANDING           OPTIONS,           PLANS (EXCLUDING
                               OPTIONS, WARRANTS      WARRANTS AND     SECURITIES REFLECTED IN
                                   AND RIGHTS            RIGHTS              COLUMN (a))

                                      (a)                 (b)                    (c)
                               ------------------  ------------------  ------------------------

Equity compensation plans               5,842,500  $             0.12                       -0-
approved by security holders

Equity compensation plans not                 -0-                 -0-                       -0-
approved by security holders

Total                                   5,842,500  $             0.12                       -0-

Item  12  -  Certain  Relationships  and  Related  Transactions
---------------------------------------------------------------

     In the year ended December 31, 2000, the Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were 21% of net sales, or approximately $725,000, for the year ended December 31, 2002 and 13% of net sales, or approximately $360,000 for the year ended December 31, 2001. Accounts receivable due from HKTPCO at December 31, 2002, was 3% of total accounts receivable. Management believes that this arrangement will produce a considerable amount of revenue for the Company in future periods. Mr. Choi also has representation on the Company's Board of Directors.

     The Company has adopted a policy that transactions with affiliated persons or entities will be on terms no less favorable than those that could be obtained from unaffiliated third parties on an arm's length basis, and that any such transaction must be reviewed by the Company's independent directors.

Item  13  -  Exhibits  and  Reports  on  Form  8-K
--------------------------------------------------

(a)     Exhibits

Exhibit Number                       Exhibit Name                      Method of Filing
--------------  -----------------------------------------------------  ----------------

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

*****          Incorporated by reference to Exhibit 4.3 of annual report on Form
10-KSB  (file  no.  33-10236)  filed  on  April  18,  1997.


******          Incorporated  by  reference  to  Exhibit 4.4 of annual report on
Form  10-KSB  (file  no.  33-10236)  filed  on  April  18,  1997.

*******     Incorporated  by  reference  to Exhibit 4.5 of annual report on Form
10-KSB  (file  no.  33-10236)  filed  on  March  30,  1998.

(b)     Reports  on  Form  8-K

          Form 8-K filed November 14, 2002, announcing filing of certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item  14  -  Controls  and  Procedures
--------------------------------------

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

     The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March  28,  2003             /s/  Neil  Reithinger
Baywood International, Inc.          ---------------------
                                     Neil  Reithinger
                                     Chairman of the Board, President and
                                     Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

       SIGNATURE                     CAPACITY                     DATE
---------------------  ------------------------------------  --------------

/s/ Neil Reithinger    Chairman of the Board, President and  March 28, 2003
---------------------  Chief Executive Officer
Neil Reithinger


/s/ Karl H. Rullich    Vice-President, Secretary             March 28, 2003
---------------------  and Director
Karl H. Rullich


/s/ O. Lee Tawes, III  Director                              March 30, 2003
---------------------
O. Lee Tawes, III


/s/ Carmen Choi        Director                              March 28, 2003
---------------------
Carmen Choi


/s/ Samuel Lam         Director                              March 28, 2003
---------------------
Samuel Lam

                                  CERTIFICATION
                                  -------------

     I, Neil Reithinger, Chief Executive Officer and President, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Baywood International, Inc.;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 28, 2003.


/s/ Neil Reithinger
-------------------
Neil Reithinger, Chairman, President and
Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT AUDITORS                                               F-2

BALANCE SHEET AS OF DECEMBER 31, 2002                                        F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
      DECEMBER 31, 2002 AND 2001                                             F-4

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED
      DECEMBER 31, 2002 AND 2001                                             F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
      DECEMBER 31, 2002 AND 2001                                             F-6

NOTES TO FINANCIAL STATEMENTS                                                F-7

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




To the Stockholders and Board of Directors of Baywood International, Inc.:

     We have audited the accompanying balance sheet of Baywood International, Inc. as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2002, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting standards generally accepted in the United States of America.

     As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $1,457,864 at December 31, 2002. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  EPSTEIN,  WEBER  &  CONOVER,  PLC
     Scottsdale,  Arizona
     March  20,  2003

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                             As of December 31, 2002

                                     ASSETS
                                     ------



CURRENT ASSETS
      Cash and equivalents                                      $      9,883
      Accounts receivable (net of allowance of $148,411)             205,312
      Inventories                                                    214,071
      Prepaid expenses and other current assets                       55,703
                                                                -------------
            Total current assets                                     484,969
                                                                -------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $155,346)             86,065
                                                                -------------

OTHER ASSETS                                                           2,000
                                                                -------------

                  Total assets                                  $    573,034
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $    564,784
      Interest payable                                               263,672
      Accrued liabilities                                            424,884
      Notes payable                                                  689,493
                                                                -------------
            Total current liabilities                              1,942,833
                                                                -------------

REDEEMABLE PREFERRED STOCK                                           800,000
                                                                -------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value,
         10,000,000 shares authorized
            Class F, 11,250 shares issued and outstanding;
               stated value of $900,000                               11,250
            Class A, 35,000 shares issued and outstanding             35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 32,768,235 shares
         issued and outstanding                                       32,768
      Additional paid-in capital                                   8,760,365
      Accumulated deficit                                        (11,009,182)
                                                                -------------
            Total stockholders' deficit                           (2,169,799)
                                                                -------------
                  Total liabilities and stockholders' deficit   $    573,034
                                                                =============

                 See accompanying notes to financial statements.

                                BAYWOOD INTERNATIONAL, INC.

                                 STATEMENTS OF OPERATIONS
                                 ------------------------


                                                                 Year ended December 31,
                                                                    2002          2001
                                                                ------------  ------------
NET SALES                                                       $ 3,425,462   $ 2,724,798

COST OF SALES                                                     1,862,495     1,625,128
                                                                ------------  ------------
      Gross profit                                                1,562,967     1,099,670
                                                                ------------  ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
      Marketing expenses                                            809,506       667,422
      General and administrative expenses                           966,867       832,131
      Depreciation and amortization                                  24,313        21,807
                                                                ------------  ------------
            Total selling, general and administrative expenses    1,800,686     1,521,360
                                                                ------------  ------------
                  Operating loss                                   (237,719)     (421,690)
                                                                ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                                   606           456
      Miscellaneous expense                                         (10,000)       (2,500)
      Miscellaneous income                                                -             -
      Interest expense                                              (34,006)     (212,430)
                                                                ------------  ------------
            Total other expense                                     (43,400)     (214,474)
                                                                ------------  ------------

LOSS BEFORE INCOME TAXES                                           (281,119)     (636,164)

INCOME TAX PROVISION                                                      -             -
                                                                ------------  ------------

NET LOSS                                                        $  (281,119)  $  (636,164)
                                                                ============  ============

BASIC NET LOSS PER COMMON SHARE                                 $     (0.02)  $     (0.02)
                                                                ============  ============

DILUTED NET LOSS PER COMMON SHARE                               $     (0.02)  $     (0.02)
                                                                ============  ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                    32,768,235    31,115,723
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

                                                   BAYWOOD INTERNATIONAL, INC.

                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                               -----------------------------------

                                                                                          ADDITIONAL
                                                    PREFERRED STOCK     COMMON STOCK       PAID-IN     ACCUMULATED
                                                    SHARES  AMOUNT     SHARES    AMOUNT    CAPITAL       DEFICIT        TOTAL
                                                    ------  -------  ----------  -------  ----------  -------------  ------------
BALANCE, DECEMBER 31, 2000                          35,000  $35,000  28,104,116  $28,104  $7,184,925  $ (9,723,372)  $(2,475,343)

    Common Stock Issued for Consulting Fees                             500,000      500      49,500                      50,000

    Exercise of Stock Options and Warrants                              100,000      100      24,100                      24,200

    Issuance of Common Stock to Settle Obligations                    1,475,000    1,475     200,711                     202,186

    Conversion of Debt to Class F Preferred Stock    8,125    8,125                          641,875                     650,000

    Conversion of Debt to Common Stock                                2,339,119    2,339     357,842                     360,181

    Issuance of Common Stock for Royalty Agreement                      250,000      250      24,750                      25,000

    Value of Warrants Granted for Loan Extension                                               2,600                       2,600

    Preferred Dividend                                                                                    (120,000)     (120,000)

    Net Loss                                                                                              (636,164)     (636,164)

                                                    ------  -------  ----------  -------  ----------  -------------  ------------
BALANCE, DECEMBER 31, 2001                          43,125  $43,125  32,768,235  $32,768  $8,486,303  $(10,479,536)  $(1,917,340)
                                                    ======  =======  ==========  =======  ==========  =============  ============

    Issuance of Preferred Stock                      3,125  $ 3,125                       $  246,875                 $   250,000

    Value of warrants issued for services                                                 $   27,187                 $    27,187

    Preferred Dividend                                                                                    (248,527)     (248,527)

    Net Loss                                                                                              (281,119)     (281,119)

                                                    ------  -------  ----------  -------  ----------  -------------  ------------
BALANCE, DECEMBER 31, 2002                          46,250  $46,250  32,768,235  $32,768  $8,760,365  $(11,009,182)  $(2,169,799)
                                                    ======  =======  ==========  =======  ==========  =============  ============

                                          See accompanying notes to financial statements.

                                     BAYWOOD INTERNATIONAL, INC.

                                      STATEMENTS OF CASH FLOWS
                                      ------------------------

                                                                              For the Period Ended
                                                                                  December 31,
                                                                                2002        2001
                                                                             ----------  -----------
OPERATING ACTIVITIES:
      Net loss                                                               $(281,119)  $ (636,164)
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                    24,314       21,807
               Issuance of common stock and options for services performed           -       75,000
               Amortization of debt discount                                         -       82,321
               Amortization of deferred financing costs                              -       15,000
               Value of stock warrants expensed                                 27,187        2,600
          Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                   (48,289)     102,935
                  (Increase) in inventory                                      (67,596)     (78,866)
                  (Increase) in prepaid expenses                               (28,608)      (9,919)
                  (Increase) in other assets                                    (1,000)           -
                  Increase (decrease) in interest payable                      (30,309)      89,740
                  (Decrease) in accounts payable and accrued liabilities        (9,943)     (28,589)
                                                                             ----------  -----------
                              Net cash (used) by operating activities         (415,363)    (364,135)
                                                                             ----------  -----------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                           (14,230)     (12,073)
                                                                             ----------  -----------
                              Net cash (used) by investing activities          (14,230)     (12,073)
                                                                             ----------  -----------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                              550,189      250,800
      Issuance of preferred stock for cash                                     250,000      300,000
      Proceeds from exercise of stock options and warrants for common stock          -       24,200
      Principal payments on notes payable                                     (383,910)    (209,501)
                                                                             ----------  -----------
                              Net cash provided by financing activities        416,279      365,499
                                                                             ----------  -----------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                   (13,314)     (10,709)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                       23,197       33,906
                                                                             ----------  -----------
CASH AND EQUIVALENTS, END OF PERIOD                                          $   9,883   $   23,197
                                                                             ==========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
              Interest                                                       $  64,316   $   11,980

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for services and royalties                    $       -   $   75,000
      Issuance of common stock for debt conversion                           $       -   $1,010,181
      Value of warrants issued for services                                  $  27,187   $        -

                       See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells directly to consumers and to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a nutraceutical company focused on the development and production of complex nutraceuticals in human therapeutics. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

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

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, the Company was completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, the Company is focused on strengthening the brand awareness and sales of its product lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) and any other branded lines the Company chooses to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     In August, 2001, the Company formed EpiPharma, a Nevada Corporation, as a wholly-owned subsidiary of the Company, to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma sells specially formulated nutraceuticals directly to informed consumers and to health care practitioners, who then distribute them to their patient populations. EpiPharma acts as a direct marketer and distributor of a certain line of the Company's products and the Company expects EpiPharma to facilitate the Company's penetration into the valuable and growing direct-to-consumer and health care practitioner marketing channels and to help strengthen sales growth, leading to increased margins and higher profitability.

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines the Company chooses to develop, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through its wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company focuses on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

involvement in the trends that affect consumers, the Company focuses on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve its objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $1,457,864 at December 31, 2002. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, the Company implemented a new strategic direction with new products and distribution. Since then, the Company has increased sales volume significantly. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------

     These consolidated financial statements include the net assets and operating activities of the Company and its wholly-owned subsidiary, EpiPharma. All inter-entity accounts and transactions have been eliminated. The following are the significant accounting policies used in the preparation of these consolidated financial statements.

Revenue  Recognition
--------------------

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. The Company may provide certain guarantees for volume of product movement. Based on the arrangements with customers, management estimates potential sales returns at the end of each reporting period and estimated sales returns are accrued for and recorded in net sales. The allowance for sales returns at December 31, 2002 was $125,000.

Property,  Equipment  and  Depreciation
---------------------------------------

     Property  and  Equipment  consisted  of the following at December 31, 2002:


          Furniture  and  fixtures               $   49,004
          Computers                                 150,350
          Equipment                                   6,457
          Leasehold  Improvements                    35,600
                                                 -----------
            Total                                $  241,411
            Less  accumulated  depreciation        (155,346)
                                                 -----------
          Net  Property  and  Equipment          $   86,065
                                                 ===========

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five (5) years. Leasehold improvements are recorded at cost and amortized over five (5) years. Depreciation expense for the years ended December 31, 2002 and 2001 was $24,314 and $21,807, respectively.

Cash  and  Equivalents
----------------------

     The Company considers cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories
-----------

     Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. The Company does not process raw materials but rather has third party suppliers formulate, encapsulate and package finished goods.

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

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $288,000 and $211,000 for the years ended December 31, 2002 and 2001, respectively, and is included in marketing expenses in the accompanying financial statements.

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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

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

Recently  Issued  Accounting  Standards
---------------------------------------

     In June 2001, the Financial Accounting Standards Board (the FASB) issued Statements of Financial Accounting Standards(SFAS) No.'s 141 Business Combinations and 142 Goodwill and Other Intangible Assets. The new accounting pronouncements are effective as of January 1, 2002. The Company has reviewed the provisions of the new accounting pronouncements and does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

     In June 2001, the FASB issued Statement of Financial Standards No. 143, Accounting for Asset Retirement Obligations. The Company is currently reviewing the impact of adoption of SFAS No. 143 but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will be required to adopt SFAS No. 144 at the beginning of its 2003 fiscal year. SFAS No. 144 supersedes SFAS No. 121 but carries over most of its general guidance. The Company is currently reviewing the impact of adoption of SFAS No. 144 but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  3  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2002 and 2001 because the effect of their inclusion would be anti-dilutive.

                                                    2002                             2001
                                                 ----------                       ----------

                                                               Per                              Per
                                        Loss       Shares     share     Income      Shares     share
                                     ----------  ----------  -------  ----------  ----------  -------

     Net (Loss)                      $(284,119)                       $(636,164)
     Preferred stock dividends        (248,526)                        (120,000)
                                     ----------                       ----------
     BASIC LOSS PER SHARE

     Loss available to common
     stockholders                    $(529,645)  32,768,235  $(0.02)  $(756,164)  31,115,723  $(0.02)

     Effect of dilutive securities      N/A                              N/A

     DILUTED LOSS PER SHARE                                  $(0.02)                          $(0.02)

     Preferred stock convertible to 8,035,000 shares of common stock and convertible debt, warrants and options to purchase 11,240,892 shares of common stock were outstanding at December 31, 2002. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 9,690,892 shares of common stock were outstanding at December 31, 2001. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $248,527 and interest on convertible debentures of $17,320 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2002. Preferred stock dividends of $120,000 and interest on convertible debentures of $169,952 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31,2001.

Note  4  -  ACCOUNTS  RECEIVABLE

     The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Most of the Company's products contain a 90-day money back guarantee. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. This allowance is $148,411 at December 31, 2002. The Company has provided an allowance of $125,000 at December 31, 2002, for one customer, a large retail chain.

     The Company experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. At December 31, 2002, accounts receivable from mass market customers was $73,000 net of applicable allowances. The Company primarily concentrated its marketing and sales efforts in the health food channels in 2002 and does not expect that sales to mass market retailers will constitute a significant portion of the Company's sales in future periods.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note  5  -  PREFERRED  STOCK

     The Company has issued three classes of preferred stock with differing features and privileges. The first series, Class A preferred stock ($1 par value, 35,000 shares issued and outstanding at December 31, 2002) is convertible by the holder at any time into common stock on the basis of one share of preferred for one share of common stock. The preferred shares have a preference in liquidation of up to $1.00 per share. The preferred shares are non-voting and have no stated dividend preferences or rights.

     During the year ended December 31, 2000, the Company entered into a subscription agreement with the largest single shareholder of common stock for 800,000 shares of its Class E preferred stock. The Class E $1 par value preferred shares include conversion rights, at the option of the single holder, of ten (10) shares of common stock per one share of preferred stock. The Class E preferred stock is redeemable at the option of either the Company or the holder at par value. The Class E preferred stock contains a 15% per annum cumulative dividend. The Class E preferred shares also have par value liquidation preferences, dividend preferences and no voting rights. The subscription was entered into in December 2000 and there is no accumulated dividend at December 31, 2002. At December 31, 2002, the subscriber had funded the full $800,000 subscription. The subscription agreement also entitles the Class E preferred stockholder to 4,000,000 warrants for 4,000,000 shares of the Company's common stock at $0.20 per share.

     In the year ended December 31, 2001, the Company's Board of Directors authorized Class F preferred stock. The Company issued 8,125 shares of the Class F preferred stock in 2001 and 3,125 shares in 2002. The Class F preferred stock has a $1 per share par value and a stated value of $80 per share. The Class F preferred stock contains a 15% per annum cumulative dividend which is preferential to all other classes of stock other than Class E preferred stock. By mutual agreement of the Company and the Class F shareholders, and in accordance with the terms of the agreement, the dividend rate was reduced to 12% in 2001. The Class F preferred stock has an aggregate liquidation value of $900,000 at December 31, 2002. The Class F preferred stock has a liquidation preference senior to all other classes of capital stock. The Class F preferred stock is redeemable at the option of the Company only at 105% of the stated value. The holders of the Class F preferred stock have voting rights with respect to a merger or sale of substantially all of the Company's assets. A total of 8,125 shares of the Class F preferred stock were issued to the holder of the Class E preferred stock and an officer and director of the Company in exchange for $650,000 in debt owed by the Company to those individuals in the year ended December 31, 2001. In the year ended December 31, 2002, 3,125 shares of the Class F preferred stock was issued for cash.

     The total authorization for all classes of preferred stock is 10,000,000 shares.

Note  6  -  RELATED  PARTY  TRANSACTIONS

     The Company borrowed $144,150 and $203,000 from officers and directors in the years ended December 31, 2002 and 2001, respectively (Note 13). Total notes payable and accrued interest due to officers and directors at December 31, 2002, was $105,157 and $223,983, respectively. Interest expense on debt to officers and directors was $7,982 and $96,195 for the years ended December 31, 2002 and 2001 respectively.

     In the year ended December 31, 2000, the Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were 21% of net sales, or approximately $725,000, for the year ended December 31, 2002 and 13% of net sales, or approximately $360,000 for the year ended December 31, 2001. Accounts receivable due from HKTPCO at December 31, 2002, was 3% of total accounts receivable. Management believes that this arrangement will produce a considerable amount of revenue for the Company in future periods. This individual also has representation on the Company's Board of Directors.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     HKTPCO is an affiliate of the primary holder of the Company's Class F preferred stock. The Company has an arrangement with HKTPCO whereby dividends payable to this shareholder may be offset by sale of product to HKTPCO. During the year ended December 31, 2002, the Company offset $172,931 of dividends under this arrangement.

     Two of the Company's officers have deferred payment of salaries. The accrued salaries to these individuals were $168,417 at December 31, 2002.

Note  7  -  LEASE  OBLIGATIONS

     The Company leases its offices and warehouse under an operating lease that expires on February 28, 2003. The Company also leased certain warehouse equipment under an operating lease that expired July 27, 2002. Rent expense under these leases was $96,000 and $94,000 for the years ended December 31, 2002 and 2001, respectively. The future minimum lease obligation for the remaining term of the lease of two months at December 31, 2002 is $14,435.

Note  8  -  GEOGRAPHIC  AREA  DATA  BY  PRODUCT  LINE

     The Company generates its revenue from numerous customers, primarily in the United States. The Company's product lines include primarily nutraceuticals. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

     Net Sales
     ---------
                                               2002        2001
                                            ----------  ----------

     Nutritional and Dietary Supplements:
          United States                     $1,737,537  $1,826,918
          Canada                               604,746     502,109
          Asia (primarily Hong Kong)         1,058,000
          Turkey                                25,175     354,257
          Other                                      -      41,514
                                            ----------  ----------
            Total                           $3,425,462  $2,724,798
                                            ==========  ==========

Note  9  -  CREDIT  RISK  AND  OTHER  CONCENTRATIONS

     At December 31, 2002, 47% of the Company's trade accounts receivable balance is due from a single customer (See Note 4). Approximately 1% of the net sales for the year ended December 31, 2002 were from this customer. Two other customers represent 38% of net sales for the year ended December 31, 2002, while only representing 21% of the Company's trade accounts receivable balance at December 31, 2002.

     From time-to-time, the Company's bank balances exceed federally insured limits. At December 31, 2002, the Company's balance did not exceed insured limits.

     The Company has recently relied on one of its officers and directors to provide capital to fund operating cash deficiencies. The balanced owed to this individual at December 31, 2002, including accrued interest and payroll was $392,165. The Company's net borrowings from this individual were $66,936 in the year ended December 31, 2002.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     The Company receives approximately 45% of its manufactured product and finished goods from a single vendor. Management believes alternative sources are available if required.

     The Company enters into arrangements with third parties for royalties based on sales of certain products. At December 31, 2002, the Company has met all commitments under these royalty agreements, as amended.

Note  10  -  STOCK  OPTIONS  AND  WARRANTS

     The Company issues stock options from time-to-time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the years ended December 31, 2002 and 2001 have exercise prices at or higher than the quoted market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                       2002         2001
                                   ------------  ----------

     Net Loss - as reported        $(  281,119)  $(636,164)
     Net Loss - pro forma          $(  390,950)  $(648,599)
     Loss per share - as reported  $     (0.02)  $   (0.02)
     Loss per share - pro forma    $     (0.03)  $   (0.02)

     Under the provisions of SFAS No. 123, fully vested options of 1,907,500 and 127,500 proportionately vested options for the year ended December 31, 2002, and 150,000 fully vested options and 329,000 proportionately vested options for the year ended December 31, 2001, were used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                      2002        2001
                                   ----------  ----------

          Dividend yield             None        None
          Volatility               0.98-1.18   0.89-0.99
          Risk free interest rate    5.32%       4.41%
          Expected asset life       5 years     5 years

     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 5,500,000 in 1999. The plan provides that shares granted come from the Company's authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

     During the year ended December 31, 2002, the Company granted to employees and directors options to purchase 2,087,000 shares of the Company's common stock. The number of options granted exceeds plan or authorized limit on stock if all common stock equivalents are exercised, and 1,600,000 of the options granted in 2002 have a condition precedent to exercisability that states the options are exercisable only if the Company has authorized common stock in amounts sufficient to satisfy the grant. The Company does not intend to increase its authorized common stock. The options were granted at an exercise price equal to or greater than the trading price of the Company's common stock at the date of the grant. The options granted in the year ended December 31, 2002, contained exercise prices ranging from $0.07 to $0.08.

     The summary of activity for the Company's stock options is presented below:

                                                            Weighted                 Weighted
                                                             Average                  Average
                                                            Exercise                 Exercise
                                                  2002        Price        2001        Price
                                              ------------  ---------  ------------  ---------

Options outstanding at beginning of year        3,805,000   $    0.14    4,755,000   $    0.15
Granted                                         2,087,000   $   0.078      445,000   $    0.11
Exercised                                               0               (1,342,000)  $    0.15
Terminated/Expired                                (50,000)  $    0.15      (53,000)  $    0.15
Options outstanding at end of year              5,842,500   $    0.12    3,805,000   $    0.14
Options exercisable at end of year              3,484,645   $   0.106    1,309,000   $    0.19
Options available for grant at end of year              0                  703,000

Price per share of options outstanding        $0.06-$0.42              $0.06-$0.42

Weighted average remaining contractual lives    8.5 years                8.9 years

Weighted Average fair value of options
granted during the year                       $    0.0525              $      0.06

     In conjunction with an extension concession granted by the holder of a note payable issued by the Company, 50,000 warrants were issued to purchase shares of the Company's common stock in the year ended December 31, 2001. The exercise price of the warrants was determined based on the 90-day average of the closing price of the Company's common stock. The exercise price of these warrants is $0.15 per share.

     In conjunction with services provided to the Company during the year ended December 31, 2002, 625,000 warrants were issued to purchase shares of the Company's common stock. The exercise price of the warrants was determined based on the 90-day average of the closing price of the Company's common stock. The exercise price of these warrants is $0.08 per share.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     In addition to stock options previously discussed, the following table reflects a summary of common stock warrants outstanding at December 31, 2002:

                                                            Weighted
                                                             Average
                                                            Exercise
                                                              Price
                                                            ---------
     Warrants outstanding at December 31, 2001  5,260,892   $    0.19
        Granted during the year                   625,000   $    0.08
        Expired during the year                  (487,500)  $    0.20
                                                ----------
     Warrants outstanding at December 31, 2002  5,398,392   $    0.18
                                                ==========

     The  common  stock  warrants  expire as follows in years ended December 31:

                         2004            200,000
                         2005          5,148,392
                         2006             50,000
                                       ---------
                                       5,398,392
                                       =========

Note  11  -  INCOME  TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A deferred tax liability of $4,600, pertaining to differences in book and tax bases of equipment, existed at December 31, 2002.

     Deferred tax assets totaling $3,745,000 at December 31, 2002 were offset by the $4,600 deferred income tax liability and a valuation allowance of $3,740,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $3,560,000 of the net deferred income tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the previous write-off of intangibles, allowances on accounts receivable, write-off of investments and accrued compensation and compensation related to stock options. The Company has federal and state net operating loss carryforwards of $9,547,000 and $4,692,000, respectively, at December 31, 2002. Approximately $117,000 and $2,585,000 of the state net operating loss carryforwards expired in the year ended December 31, 2002 and 2001, respectively, reducing the deferred income tax and the associated valuation allowance by $8,000 and $207,000, respectively. The federal net operating loss carryforwards expire in 2008 through 2022 and state loss carryforwards expire 2003 through 2007.

     Income  taxes  for  years  ended  December  31:

                                       2002        2001
                                     ---------  ----------
     Current Benefit                 $ 78,413   $ 268,737
     Deferred Benefit (Provision)     (78,413)   (268,737)
                                     ---------  ----------
          Net income tax provision   $    -0-   $     -0-
                                     =========  ==========

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     The income tax benefit of $78,413 generated for the year ended December 31, 2002 was offset by an equal increase in the valuation allowance. The income tax benefit of $704,951 generated for the year ended December 31, 2001 was offset by an equal increase in the valuation allowance. The valuation allowance was increased by $94,335 due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards. An alternative minimum tax credit of $10,174 exists at December 31, 2002.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                  2002             2001
                                                  ----            -----
      Federal statutory rates             $(87,147)  (31)%  $(216,296)  (34)%
      State income taxes                   (16,867)   (6)%    (41,351)   (6)%
      Expiration of state operating loss
            carryforwards                    8,224      3%
      Valuation allowance for operating
            loss carryforwards              94,335     34%    267,460     41%
      Other                                 (1,455)   (0)%     (9,813)   (1)%
                                          -----------------------------------
      Effective rate                      $    -0-      0%  $     -0-      0%
                                          ===================================

Note  12  -  NOTES  PAYABLE

   Notes  payable  at  December  31,  2002  consisted  of  the  following:

     Convertible notes payable to officers and directors.
     The notes bear interest at 15% per annum and are
     due on demand through July, 2001.  The notes are
     unsecured.                                              $ 336,800

     Convertible notes payable - other.  The notes bear
     interest at 12% and 15% per annum and are due
     December, 2000 through August, 2001.  The notes
     are unsecured.                                             84,000

     Notes payable to officers.  The notes have a stated
     interest rate of 12%.  One note matures in
     September of 2003 and the others are due on
     demand.                                                    93,600

     Notes payable to officers. The note has no stated
     interest rate and is due on demand.                        11,557

     Notes payable - other.  Note bears interest at 12%
     per annum and is due in November of 2003.                  63,500

     Business credit line.  Interest is due monthly on
     100,000 credit facility based on outstanding
     balance at a rate of prime plus 3.75% per annum.
                                                             ----------


                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     There is no stated maturity date.  The note is
     unsecured and personally guaranteed by certain
     officers and directors                                    100,037
                                                             ----------

         Total                                                 689,494

     Less current portion                                     (689,494)
                                                             ----------

     Long term portion                                       $     -0-
                                                             ==========

     All of the convertible notes payable were issued with non-detachable warrants to purchase the Company's common stock (See Note 10). Warrants issued with debt were for 3,167,476 shares of the Company's common stock in the year ended December 31, 2000. The notes contain conversion features that allow the holders to convert the principal and accrued interest to common stock at a price that is 70% of the average 90-day closing price of the stock. This beneficial conversion feature at the date of issuance was valued at $237,857 for the year ended December 31, 2000, and is recorded as a discount to the face value of the debt. The discount was amortized to interest expense over the one-year term of the notes resulting in an effective interest rate of approximately 45% for the year ended December 31, 2000. Amortization of the discount was $82,321 and $155,536 for the years ended December 31, 2001 and 2000 respectively.

     The convertible debt outstanding at December 31, 2002 of $420,800 would be convertible into approximately 9,030,868 shares of the Company's common stock at December 31, 2002, on the basis of the 90-day average closing price of the stock through that date.

     The Company is in default on scheduled debt repayments of $420,800 for the year ended December 31, 2002. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2002 because of the related party nature of the arrangements.

Note  13  -  STOCKHOLDERS'  DEFICIT

     During the year ended December 31, 2001, certain holders of the Company's debt converted balances totaling $360,181 to 2,339,119 shares of the Company's common stock. Some of the debt was convertible under the original terms of the debt agreement and other portions were converted using common stock warrants held by those individuals. All such debt converted in the year ended December 31, 2001 was held by officers and directors.

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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

     Common stock warrants were exercised for $24,200 in the year ended December 31, 2001. There were no common stock warrants and options exercised in the year ended December 31, 2002.

     The Company issued 500,000 shares of its common stock to consultants during the year ended December 31, 2001. The shares were valued at $50,000 or $0.10 per share, representing the 90-day average closing price of the stock.

     The Company issued 3,125 additional shares of its Class F preferred stock for $250,000 in the year ended December 31, 2002.

     The Company granted warrants to purchase 625,000 shares of the Company's common stock in the year ended December 31, 2002. The warrants were granted to consultants and vendors in connection with the start-up of EpiPharma. The fair value of these warrants was estimated to be $27,187 which was determined using the Black-Scholes option pricing model. This amount was expensed in the year ended December 31, 2002.

Note  14  -  COMMITMENTS

     The Company enters into arrangements with third parties for royalties based on sales of certain products. At December 31, 2002, the Company has met all commitments under these royalty agreements, as amended.