Form 10QSB
period 2003-03-31
BAYWOOD INTERNATIONAL INC
filed 2003-05-15
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934



       THE QUARTER ENDED                             COMMISSION FILE NUMBER
       -----------------                             ----------------------
        March 31, 2003                                       0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                         77-0125664
(state or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
                    (Address of principal office)  (Zip code)

       Registrant's telephone number, including area code:  (480) 951-3956

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

   As of March 31, 2003, there were 32,768,235 shares of Baywood International,
                 Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet as of March 31, 2003                                            3

Statements of Operations for the three months ended March 31, 2003 and 2002   4

Statements of Cash Flows for the three months ended March 31, 2003 and 2002   5

Footnotes to Financial Statements                                             6

Statement of Information Furnished                                            9

Item 2 - Management's Discussion and Analysis or Plan of Operation       10 - 16

Item 3 - Controls and Procedures                                              17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    18

Item 2 - Changes in Securities and Use of Proceeds                            18

Item 3 - Defaults Upon Senior Securities                                      18

Item 4 - Submission of Matters to a Vote of Security Holders                  18

Item 5 - Other Information                                                    18

Item 6 - Exhibits and Reports on Form 8-K                                     18

SIGNATURES                                                                    20

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS
      Cash and equivalents                                      $     19,298
      Accounts receivable (net of allowance of $200,278)             213,038
      Inventories                                                    225,608
      Prepaid expenses and other current assets                       18,016
                                                                -------------
            Total current assets                                     475,960
                                                                -------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $161,527)             79,884
                                                                -------------

OTHER ASSETS                                                           2,000
                                                                -------------

                  Total assets                                  $    557,844
                                                                =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $    598,699
      Bank line of credit                                             98,806
      Interest payable                                               273,910
      Accrued liabilities                                            436,786
      Notes payable                                                  694,562
                                                                -------------
            Total current liabilities                              2,102,763
                                                                -------------

REDEEMABLE PREFERRED STOCK                                           800,000
                                                                -------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value,
         10,000,000 shares authorized
            Class F, 11,250 shares issued and outstanding;
               stated value of $900,000                               11,250
            Class A, 35,000 shares issued and outstanding             35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 32,768,235 shares
         issued and outstanding                                       32,768
      Additional paid-in capital                                   8,760,365
      Accumulated deficit                                        (11,184,302)
                                                                -------------
            Total stockholders' deficit                           (2,344,919)
                  Total liabilities and stockholders' deficit   $    557,844
                                                                =============


                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                                2003          2002
                                            ------------  ------------
NET SALES                                   $   544,392   $   744,771

COST OF SALES                                   270,391       359,729
                                            ------------  ------------
      Gross profit                              274,001       385,042
                                            ------------  ------------

S, G & A EXPENSES:
      Marketing expenses                        147,788       199,657
      General and administrative expenses       222,540       198,324
      Depreciation and amortization               6,181         5,381
                                            ------------  ------------
            Total S, G & A expenses             376,509       403,362
                                            ------------  ------------
                  Operating (loss)             (102,508)      (18,320)
                                            ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                 -            22
      Settlement Expense                              -             -
      Miscellaneous income                            -             -
      Interest expense                          (14,112)       (7,258)
                                            ------------  ------------
            Total other expense                 (14,112)       (7,236)
                                            ------------  ------------

LOSS BEFORE INCOME TAXES                       (116,620)      (25,556)

INCOME TAX PROVISION                                  -             -
                                            ------------  ------------
NET LOSS                                    $  (116,620)  $   (25,556)
                                            ============  ============
BASIC NET LOSS PER COMMON SHARE                       *             *
                                            ============  ============
DILUTED NET LOSS PER COMMON SHARE                     *             *
                                            ============  ============
WEIGHTED AVERAGE OF
      COMMON SHARES OUTSTANDING              32,768,235    32,768,235
                                            ============  ============

*  Less than $(0.01) per share.


                                              BAYWOOD INTERNATIONAL, INC.

                                               STATEMENTS OF CASH FLOWS
                                               ------------------------
                                                     (Unaudited)


                                                                              For The Three Months Ended March 31,
                                                                                   2003                  2002
                                                                           ---------------------  -------------------
OPERATING ACTIVITIES:
      Net (loss)                                                           $           (116,620)  $          (25,556)
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                              6,181                5,812
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                                      (7,726)            (117,183)
                  (Increase) decrease in inventory                                      (11,537)               5,421
                   Decrease in prepaid expenses                                          37,687                2,229
                   Increase in interest payable                                          10,238                5,359
                  (Decrease) in accounts payable and accrued liabilities                (33,308)             (43,673)
                                                                           ---------------------  -------------------
                              Net cash (used) by operating activities                  (115,085)            (167,591)
                                                                           ---------------------  -------------------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                                          -               (6,520)
                                                                           ---------------------  -------------------
                              Net cash (used) by investing activities                         -               (6,520)
                                                                           ---------------------  -------------------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                                       147,500                    -
      Issuance of preferred stock for cash                                                    -              250,000
      Payment of preferred stock dividends                                                    -                    -
      Principal payments on notes payable                                               (23,000)             (46,200)
                                                                           ---------------------  -------------------
                              Net cash provided by financing activities                 124,500              203,800
                                                                           ---------------------  -------------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                              9,415               29,689
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                 9,883               23,359
                                                                           ---------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                                        $             19,298   $           53,048
                                                                           =====================  ===================

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Accrued preferred stock dividend                                     $             58,500   $           49,665
      Value of warrants issued for services                                $                  -   $           27,187

                        Footnotes to Financial Statements
                        ---------------------------------

Note  1  -  ORGANIZATION  AND  BASIS  OF  PRESENTATION

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a nutraceutical company focused on the development and production of complex nutraceuticals in human therapeutics. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $1,626,803 at March 31, 2003. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income  Taxes
-------------

     The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes. There is no net income tax effect in these interim financial statements. The Company generated a tax benefit in the forma of net operating losses that have been equally offset by increasing the related valuation allowance.

Loss  Per  Share
----------------

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share.

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $35,000 and $87,000 for the three month periods ended March 31, 2003 and 2002, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Note  3  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three month periods ended March 31, 2003 and 2002 because the effect of their inclusion would be anti-dilutive.

                                               2003                            2002
                                               ----                            ----
                                                          Per                             Per
                                                          ---                             ---
                                   Loss       Shares     share    Income      Shares     share
                                ----------  ----------  -------  ---------  ----------  -------

Net (Loss)                      $(116,620)                       $(25,556)
Preferred stock dividends         (58,500)                        (40,646)
                                ----------                       ---------
BASIC LOSS PER SHARE

Loss available to common
stockholders                    $(175,120)  32,768,235  $   (*)  $(66,202)  32,768,235  $   (*)

Effect of dilutive securities   N/A                              N/A

DILUTED LOSS PER SHARE                                  $   (*)                         $   (*)

     Preferred stock convertible to 8,035,000 shares of common stock and convertible debt, warrants and options to purchase 11,240,892 shares of common stock were outstanding at March 31, 2003. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 9,690,892 shares of common stock were outstanding at March 31, 2003. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Note  4  -  GEOGRAPHIC  AREA  DATA  BY  PRODUCT  LINE

     The Company generates its revenue from numerous customers, primarily in the United States. The Company's product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the three month period ended March 31:


Gross Revenues
--------------
                                        2003      2002
                                      --------  --------

Nutritional and Dietary Supplements:
   United States                      $354,025  $489,259
   Canada                               65,464   172,338
   Asia                                 46,354    52,218
   Turkey                               32,328         0
   Other                                46,221    30,956
                                      --------  --------
      Total                           $544,392  $744,771
                                      ========  ========

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2002 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2002 Annual Report on Form 10-KSB.

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

Item  2  -  Management's  Discussion  and  Analysis  or  Plan  of  Operation
----------------------------------------------------------------------------

GENERAL

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a nutraceutical company focused on the development and production of complex nutraceuticals in human therapeutics. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

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

     In August, 2001, the Company formed EpiPharma, a Nevada corporation, as a wholly-owned subsidiary of the Company, to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma sells specially formulated nutraceuticals to health care practitioners, who then distribute them to their patient populations. The Company expects EpiPharma to facilitate the Company's penetration into the valuable and growing health care practitioner marketing channels and to help strengthen sales growth, leading to increased margins and higher profitability.

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480)
951-3956  and  its  web  addresses  are  www.bywd.com  and  www.epipharma.com.
                                         ------------       -----------------

COMPANY  OBJECTIVE  AND  MISSION

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines the Company chooses to develop, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through its wholly-owned subsidiary, EpiPharma, to health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company focuses on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company focuses on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve its objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

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

DISTRIBUTION

     The Company's product lines are marketed under the brand names Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme, and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. The Company's products reach the retail channels in North America either through distributors or through direct shipments from the Company. Internationally, the Company's products are sold through relationships with designated distributors. The Company also sells directly to health care practitioners through its wholly-owned subsidiary, EpiPharma.

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

RESULTS  OF  OPERATIONS

     Net sales for the three months ended March 31, 2003 were $544,392, compared to $744,771 for the same period last year, a decrease of $200,379 or 26.9%. The decrease in net sales is due to the decrease in sales volume of certain products in the Company's Complete La Femme line. In addition, the Company's sales decreases are due to a drop in sales to the Company's distributors in Canada and from HKTPCO, the Company's sole marketer and distributor for all of Asia. The Company attributes these sales decreases to two main factors including the economic impact in recent months in reduced overall consumer spending at the retail level thereby restricting demand at the wholesale level, and a strategic shift by the Company in the positioning of certain of its Complete La Femme(R) products for broader appeal. Specifically, the Company's Complete La Femme(R) Breast Enhancement Formula(TM) experienced sales decreases as a shift in the category required a focus more on hormone balancing. To adapt to this change, the Company introduced Complete La Femme(R) Breast & Balance(TM) with a new formulation for healthy breast cells and glandular tissue, to maintain healthy hormone levels, for PMS relief and to maintain proper immune function. In addition, the Company is continuing to broaden its customer base through the introduction of other new products under its Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme lines into retail channels and through the continued support of the Company's selective advertising and promotional programs at the consumer or retail level.

     The Company's gross profit margin for the three months ended March 31, 2003 was 50.3% compared to 51.7% for the same period last year. The decrease of 1.4% in gross profit margin for the period is due to the slight increase in sales discounts that the Company utilizes from time-to-time to introduce new products to its retail customers and distributors to gain initial distribution. In any particular quarter, these factors, in addition to the sales mix of higher margin products into the North American market as opposed to a higher mix of international sales where margins are typically lower, may also affect margins, but are not, in management's belief, indicative a pricing pressure on the Company's brands in the marketplace. Although certain of these discounts and promotions may be necessary from time-to-time as the Company continues to penetrate the marketplace, management believes that their necessity will be lessened over time as the Company's brands mature.

     Selling, general and administrative expenses for the three months ended March 31, 2003 were $376,509 compared to $403,362 for the same period last year, a decrease of 6.7%. While total variable commission expense decreased as a result of a decrease in sales for the quarter, the Company experienced approximately a $52,000 decrease in fixed marketing and selling expenses across the board including advertising, samples, promotional materials and public relations. Due to the difficult economic environment in recent months, the Company did not feel justified in continuing certain marketing and selling strategies that would have incurred additional expenses in the current quarter. As sales recover and grow in the future, the Company intends to budget its expenditures for certain marketing and selling expenses accordingly to be able to adjust and adapt to fluctuations in economic activity so that the Company's reliance on investment capital for marketing is eliminated. The Company may promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. The decreases in marketing and selling expenses were partially offset by an increase in general and administrative expenses of approximately $25,000 in the current quarter. The increase in general and administrative expenses is mainly attributable to certain costs incurred in the current quarter for further enhancements to the Company's web sites for both the Company and EpiPharma, increases in corporate insurance costs as well as the health insurance component of payroll expense.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three months ended March 31, 2003 was $(116,620) or less than $(.01) per share compared to a net loss of $(25,556) or less than $(.01) per share for the same period last year. The Company has a certain fixed costs in general and administrative expenses and marketing expenses that are difficult to reduce even tough revenues may decline.

OTHER  INFORMATION

     Interest Expense was $14,112 for the three months ended March 31, 2003, compared to $7,258 for the same period last year. The Company's interest expense was incurred from interest on notes payable to officers, directors and third parties. The increase is attributable to the increase in notes payable to these officers, directors and third parties in the current quarter as well as from the Company's bank line of credit.

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

     Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other nutritional supplement companies because of its quality of products and the timely execution of its strategic objective and mission for niche products within the marketplace both internationally.

CAPITAL  EXPENDITURES

     During the quarter ended March 31, 2003 and 2002, the Company incurred zero and $6,520 in capital expenditures for computers and equipment, respectively. As of March 31, 2003, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2003, the Company had $475,960 in current assets of which $232,336 or 48.8% was cash and receivables. Total current liabilities for the same period totaled $2,102,763 of which $598,699 or 28.5% was trade payables. This represents a ratio of current assets to current liabilities of .23 at March 31, 2003. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers, directors and third parties. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance.

     The Company's needs for cash throughout 2002 and the first three months of 2003 had primarily been funded by certain officers, directors and third parties through loans and private placements to the Company. The Company borrowed an additional $147,500 from these individuals in the first quarter ended March 31, 2003. The terms of the debt with the officers, directors and third parties are such that it is classified as current liabilities as of March 31, 2003. In addition, two of the Company's officers have deferred payment of salaries in an effort to conserve cash. The accrued salaries to these two individuals totaled $186,708 at March 31, 2003.

     HKTPCO is an affiliate and the primary holder of the Company's Class F preferred stock. The Company has an arrangement with HKTPCO whereby dividends payable to this shareholder may be offset by sale of product to HKTPCO. This shareholder's agreement to accept products for payment of dividends has assisted the Company's cash flow. Management believes that this arrangement will continue to allow the Company the flexibility and advantage in managing its operational cash flow in future periods.

     The Company is in default on certain scheduled debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest. Management maintains a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. Management believes that it will continue to maintain this relationship in future periods.

     The Company experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. The Company primarily concentrated its marketing and sales efforts in the health food channels in 2002 and for first three months ended March 31, 2003 and does not expect that sales to mass market retailers will constitute a significant portion of the Company's sales in future periods.

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

OFF  BALANCE  SHEET  ARRANGEMENTS

     The Company's liquidity has not depended on off balance sheet transactions. For the quarter ended March 31, 2003, the Company did not engage in any off balance sheet transactions.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     The Company believes that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competitions, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in the Company's target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which the company does business. Due to the factors noted above, the Company's future earnings and stock price may be subject to significant volatility or liquidity. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock.

Item  3  -  Controls  and  Procedures
-------------------------------------

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried on under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

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

     The Company has confidence in its internal controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, does not expect that its disclosure procedures and controls or its internal controls will prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART  II  -  OTHER  INFORMATION

Item  1  -  Legal  Proceedings
            ------------------

            None

Item  2  -  Changes  in  Securities  and  Use  of  Proceeds
            -----------------------------------------------

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

          21.1  Articles of Incorporation of EpiPharma, Inc.                   *********


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

*****          Incorporated by reference to Exhibit 4.3 of annual report on Form
10-KSB  (file  no.  33-10236)  filed  on  April  18,  1997.

******          Incorporated  by  reference  to  Exhibit 4.4 of annual report on
Form  10-KSB  (file  no.  33-10236)  filed  on  April  18,  1997.

*******          Incorporated  by  reference  to Exhibit 4.5 of annual report on
Form  10-KSB  (file  no.  33-10236)  filed  on  March  30,  1998.

********     Incorporated  by  reference.

     (b)  Reports  on  Form  8-K

          i. Form 8-K filed March 31, 2003, announcing filing of Certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD  INTERNATIONAL,  INC.
(Registrant)




By:  /s/  Neil  Reithinger                                  Date:  May 15, 2003
     ---------------------
Neil  Reithinger
Chairman  of  the  Board,  President,  C.E.O.
and  Principal  Accounting  Officer

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

     Date:  May 15, 2003


                                        /s/ Neil Reithinger
                                        -------------------
                                        Neil Reithinger
                                        Chief Executive Officer and Principal
                                        Accounting Officer