Form 10QSB
period 2003-06-30
BAYWOOD INTERNATIONAL INC
filed 2003-08-14
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


        FOR THE QUARTER ENDED                        COMMISSION FILE NUMBER
        ---------------------                        ----------------------
           June 30, 2003                                    0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


              Nevada                                       77-0125664
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

As of June 30, 2003, there were 32,768,235 shares of Baywood International, Inc.
                   common stock, $.001 par value outstanding.

                                     BAYWOOD INTERNATIONAL, INC.

                                              INDEX
                                              -----


                                                                                            PAGE
                                                                                            ----
PART  I  -  FINANCIAL  INFORMATION


Item 1 - Financial Statements

Balance Sheet as of June 30, 2003                                                            3

Statements of Operations for the three and six months ended June 30, 2003 and
2002                                                                                         4

Statements of Cash Flows for the six months ended June 30, 2003 and 2002                     5

Footnotes to Financial Statements                                                            6

Statement of Information Furnished                                                          10

Item 2 - Management's Discussion and Analysis or Plan of Operation                        11 - 18

Item 3 - Controls and Procedures                                                            18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                  20

Item 2 - Changes in Securities and Use of Proceeds                                          20

Item 3 - Defaults Upon Senior Securities                                                    20

Item 4 - Submission of Matters to a Vote of Security Holders                                20

Item 5 - Other Information                                                                  20

Item 6 - Exhibits and Reports on Form 8-K                                                   20

SIGNATURES                                                                                  23

                          BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                                  June 30, 2003
                                  (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS
      Cash and equivalents                                      $     27,174
      Accounts receivable (net of allowance of $212,939)             161,376
      Inventories                                                    305,329
      Prepaid expenses and other current assets                       18,016
                                                                -------------
            Total current assets                                     511,895
                                                                -------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $167,708)             73,703
                                                                -------------

OTHER ASSETS                                                           2,000
                                                                -------------

                  Total assets                                  $    587,598
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $    730,860
      Bank line of credit                                             55,627
      Interest payable                                               284,163
      Accrued liabilities                                            502,581
      Notes payable                                                  676,309
                                                                -------------
            Total current liabilities                              2,249,540
                                                                -------------

REDEEMABLE PREFERRED STOCK                                           800,000
                                                                -------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value,
         10,000,000 shares authorized
            Class F, 11,250 shares issued and outstanding;
               stated value of $900,000                               11,250
            Class A, 35,000 shares issued and outstanding             35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 32,768,235 shares
         issued and outstanding                                       32,768
      Additional paid-in capital                                   8,760,365
      Accumulated deficit                                        (11,301,325)
                                                                -------------
            Total stockholders' deficit                           (2,461,942)
                                                                -------------
                  Total liabilities and stockholders' deficit   $    587,598
                                                                =============

                                    BAYWOOD INTERNATIONAL, INC.

                                     STATEMENTS OF OPERATIONS
                                     ------------------------
                                            (Unaudited)


                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                2003          2002          2003          2002
                                            ------------  ------------  ------------  ------------

NET SALES                                   $   685,175   $ 1,022,994   $ 1,229,567   $ 1,767,765

COST OF SALES                                   326,814       578,724       597,205       938,453
                                            ------------  ------------  ------------  ------------
      Gross profit                              358,361       444,270       632,362       829,312
                                            ------------  ------------  ------------  ------------

S, G & A EXPENSES:
      Marketing expenses                        160,321       175,018       308,108       374,674
      General and administrative expenses       235,828       222,404       458,368       420,297
      Depreciation and amortization               6,181         6,138        12,363        11,950
                                            ------------  ------------  ------------  ------------
            Total S, G & A expenses             402,330       403,560       778,839       806,921
                                            ------------  ------------  ------------  ------------
                  Operating profit (loss)       (43,969)       40,710      (146,477)       22,391
                                            ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                26             8            29            30
      Miscellaneous income                            -           567             -           567
      Interest expense                          (14,580)       (7,303)      (28,695)      (14,562)
                                            ------------  ------------  ------------  ------------
            Total other expense                 (14,554)       (6,728)      (28,666)      (13,965)
                                            ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES               (58,523)       33,982      (175,143)        8,426

INCOME TAX PROVISION                                  -             -             -             -
                                            ------------  ------------  ------------  ------------

NET LOSS                                    $   (58,523)  $    33,982   $  (175,143)  $     8,426
                                            ============  ============  ============  ============

BASIC NET INCOME (LOSS)
      PER COMMON SHARE                                *             *             *             *
                                            ============  ============  ============  ============

DILUTED NET INCOME (LOSS)
      PER COMMON SHARE                                *             *             *             *
                                            ============  ============  ============  ============

WEIGHTED AVERAGE OF
      COMMON SHARES OUTSTANDING              32,768,235    32,768,235    32,768,235    32,768,235
                                            ============  ============  ============  ============

*  Less  than  $(0.01)  per  share.

                                        BAYWOOD INTERNATIONAL, INC.

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                (Unaudited)


                                                                               For The Six Months Ended June 30,
                                                                                        2003        2002
                                                                                     ----------  ----------
OPERATING ACTIVITIES:
      Net (loss)                                                                     $(175,143)  $   8,426
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                            12,362      10,951
          Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                            43,936    (165,973)
                  (Increase) decrease in inventory                                     (91,258)    (20,912)
                   Decrease in prepaid expenses                                         37,687       3,620
                   Increase (decrease) in interest payable                              20,491     (23,471)
                   Increase (decrease) in accounts payable and accrued liabilities     126,774     (87,724)
                                                                                     ----------  ----------
                              Net cash (used) by operating activities                  (25,151)   (275,083)
                                                                                     ----------  ----------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                                         -      (6,382)
                                                                                     ----------  ----------
                              Net cash (used) by investing activities                        -      (6,382)
                                                                                     ----------  ----------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                                      181,304      22,500
      Issuance of preferred stock for cash                                                   -     250,000
      Proceeds from bank line of credit                                                146,590      90,800
      Principal payments on notes payable and line of credit                          (285,452)    (70,914)
                                                                                     ----------  ----------
                              Net cash provided by financing activities                 42,442     292,386
                                                                                     ----------  ----------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                            17,291      10,921
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                9,883      23,197
                                                                                     ----------  ----------
CASH AND EQUIVALENTS, END OF PERIOD                                                  $  27,174   $  34,118
                                                                                     ==========  ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Accrued preferred stock dividend                                               $ 239,980   $ 131,527

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $1,737,645 at June 30, 2003. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. However, the Company has yet to create continuous positive cash flows and the ability to generate profitable operations on a consistent basis is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $39,000 and $79,000 for the three and six month periods ended June 30, 2003, compared to $64,000 and $151,000 for the comparable periods in 2002, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Note  3  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three month periods ended June 30, 2003 and 2002 because the effect of their inclusion would be anti-dilutive.

                                               2003                             2002
                                           ------------                      ----------
                                                           Per                             Per
                                                         -------                         -------
                                  Loss        Shares      share    Income      Shares     share
                               ----------  ------------  -------  ---------  ----------  -------
Net (Loss) Income              $ (58,524)                         $ 33,982

Preferred stock dividends        (58,500)                          (81,862)
                               ----------                         ---------

BASIC LOSS PER SHARE

Loss available to common
stockholders                   $(117,024)   32,768,235   $   (*)  $(78,470)  32,768,235  $   (*)

Effect of dilutive securities        N/A                               N/A

DILUTED LOSS PER SHARE                                   $   (*)                         $   (*)

*  -  Less  than  $0.01  per  share

     Preferred stock convertible to 8,035,000 shares of common stock and convertible debt, warrants and options to purchase 11,240,892 shares of common stock were outstanding at June 30, 2003. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 9,690,892 shares of common stock were outstanding at June 30, 2003. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Note  4  -  GEOGRAPHIC  AREA  DATA  BY  PRODUCT  LINE

     The Company generates its revenue from numerous customers, primarily in the United States. The Company's product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the six month period ended June 30:

Gross Revenues
--------------
                                         2003        2002
                                      ----------  ----------

Nutritional and Dietary Supplements:
   United States                      $  724,160  $1,082,693
   Canada                                214,409     333,941
   Asia                                  212,449     295,000
   Turkey                                 32,328      25,175
   Other                                  46,221      30,956
                                      ----------  ----------
      Total                           $1,229,567  $1,767,765
                                      ==========  ==========

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the three and six months ended June 30, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2002 Annual Report on Form 10-KSB.

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

                 "CAUTION REGARDING FORWARD-LOOKING STATEMENTS"

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT RELATED TO HISTORICAL RESULTS, INCLUDING, WITHOUT LIMITATIONS, STATEMENTS REGARDING THE COMPANY'S BUSINESS STRATEGY AND OBJECTIVES AND FUTURE FINANCIAL POSITION, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT AND INVOLVE RISKS AND UNCERTAINTIES.
ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH THESE FORWARD-LOOKING STATEMENTS ARE BASED ARE REASONABLE, THERE CAN BE NO ASSURANCE THAT SUCH ASSUMPTIONS WILL PROVE TO BE ACCURATE AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE SET FORTH IN THE FOLLOWING SECTION, AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT INCLUDING THOSE ITEMS DISCUSSED IN THE SECTION TITLED, "MANAGEMENT'S DISCUSSION AND ANALYSIS." ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT ARE QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT.

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

     Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, the Company was completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. The Company currently focuses on strengthening the brand awareness and sales of its product lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La

Femme(R) and any other branded lines the Company chooses to develop from time-to-time both in North America and internationally through relationships with designated distributors.

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

     In August, 2001, the Company formed EpiPharma as a wholly-owned subsidiary of the Company, to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma sells specially formulated nutraceuticals to health care practitioners, who then distribute them to their patient populations. The Company expects EpiPharma to facilitate the Company's penetration into the valuable and growing health care practitioner marketing channels and to help strengthen sales growth, leading to increased margins and higher profitability.

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480)
951-3956  and  its  web  addresses  are  www.bywd.com  and  www.epipharma.com.
                                         ------------       -----------------

COMPANY  OBJECTIVE  AND  MISSION

     The Company's objective is to become a recognized leader in the provision of high quality nutraceuticals under its own brand names and to have its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines the Company develops, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through EpiPharma, to health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company focuses on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company focuses on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve this objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

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

     The Company relies on its third party manufacturers to maintain the quality of product components as new products are assessed and developed. As the Company evaluates the need for certain products within existing or new markets, the Company develops the most effective formulas and relies on its third party manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging. To monitor the quality of the products that the third-party manufacturers produce, the Company randomly tests its products through independent labs to ensure potency. In addition, the Company selects those manufacturers who themselves adhere to high standards of Good Manufacturing Practices (GMP's).

DISTRIBUTION

     The Company's product lines are marketed under the brand names Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme, and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. The Company's products reach the retail channels in North America either through distributors or through direct shipments from the Company. Internationally, the Company's products are sold through relationships with designated distributors. The Company also sells directly to health care practitioners through EpiPharma.

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

RESULTS  OF  OPERATIONS

     Net sales for the three and six months ended June 30, 2003, were $685,175 and $1,229,567, respectively, compared to $1,022,994 and $1,767,765, respectively, for the same periods last year, a decrease of $337,819 or 33% and $538,198 or 30.5%, respectively. The decrease in net sales is due to the decrease in sales volume of certain products in the Company's Complete La Femme line. In addition, the Company's sales decreases are due to a drop in sales to the Company's distributors in Canada and from HKTPCO, the Company's sole marketer and distributor for all of Asia. The Company attributes these sales decreases to the economic impact in recent months in reduced overall consumer spending at the retail level thereby restricting demand at the wholesale level, and a strategic shift by the Company in the positioning of certain of its Complete La Femme(R) products for broader appeal. Specifically, the Company's Complete La Femme(R) Breast Enhancement Formula(TM) experienced sales decreases as a shift in the category required a focus more on hormone balancing. To adapt to this change, the Company introduced Complete La Femme(R) Breast & Balance(TM) with a new formulation for healthy breast cells and glandular tissue, to maintain healthy hormone levels, for PMS relief and to maintain proper immune function. In addition, the Company is continuing to broaden its customer base through the introduction of other new products under its Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme lines into retail channels and through the continued support of the Company's selective advertising and promotional programs at the consumer or retail level. Furthermore, the Company expects sales to recover in the second half of 2003 as the economy in North America slowly rebounds, the impact of SARS in Hong Kong lessens and the introduction of new formulations begin to gain recognition in the marketplace.

     The Company's gross profit margin for the three and six months ended June 30, 2003 was 52.3% and 51.4%, respectively, compared to 43.4% and 46.9%, respectively, for the same periods last year. The increase of 4.5% in gross profit margin for the six months is primarily due to the higher mix of sales in the three and six month period into the North American market as compared to higher sales in the comparable period last year in international markets, particularly to HKTPCO in Hong Kong. The Company expects sales to recover in the second half of 2003 as the impact of SARS in Hong Kong lessens and the introduction of new formulations begin to gain recognition in the marketplace. As this occurs, gross margins will be affected negatively due to the impact of these greater sales volumes to HKTPCO where gross margins are typically lower than in the North American market. In addition, the increase in gross profit is also due to a slight decrease in the use of sales discounts that the Company utilizes from time-to-time to introduce new products to its retail customers and distributors to gain initial distribution. In any particular quarter, these factors, in addition to the sales mix of higher margin products into the North American market as opposed to a higher mix of international sales where margins are typically lower, may also affect margins, but are not, in management's belief, indicative of pricing pressure on the Company's brands in the marketplace. Although certain of these discounts and promotions may be necessary from time-to-time as the Company continues to penetrate the marketplace, management believes that their necessity will be lessened over time as the Company's products become more well recognized.

     Selling, general and administrative expenses for the three and six months ended June 30, 2003 were $402,330 and $778,839, respectively, compared to $403,560 and $806,921, respectively, for the same periods last year, an overall decrease of $28,082 or 3.5% for the six months. While total variable commission expense decreased as a result of a decrease in sales for the quarter, the Company experienced approximately a $67,000 decrease in fixed marketing and selling expenses across the board including advertising, samples, promotional materials and public relations. Due to the difficult economic environment in recent months, the Company did not feel justified in continuing certain marketing and selling strategies that would have incurred additional expenses in the current quarter. As sales recover and grow in the future, the Company intends to budget its expenditures for certain marketing and selling expenses accordingly to be able to adjust and adapt to fluctuations in economic activity so that the Company's reliance on investment capital for marketing is eliminated. The Company may promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. The decreases in marketing and selling expenses were partially offset by an increase in general and administrative expenses of approximately $38,000 in the six month period. The increase in general and administrative expenses is mainly attributable to certain costs incurred for further enhancements to the Company's web sites for both the Company and EpiPharma, increases in corporate insurance costs, and the health insurance component of payroll expense.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three and six months ended June 30, 2003 was $(58,523) and $(175,143), respectively, or less than $(.01) per share for both periods, compared to net income of $33,982 and $8,426, respectively, or less than $(.01) per share for the same periods last year. The Company has certain fixed costs in general and administrative expenses and marketing expenses that are difficult to reduce even though revenues may decline.

OTHER  INFORMATION

     Interest expense was $14,580 and $28,695, respectively, for the three and six months ended June 30, 2003, compared to $7,303 and $14,562, respectively for the same period last year. The Company's interest expense was incurred from interest on notes payable to officers, directors and third parties. The increase for the three and six month periods is attributable to the increase in notes payable to these officers, directors and third parties in the six months ended June 30, 2003, as well as from the Company's bank line of credit.

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

CAPITAL  EXPENDITURES

     During the six months ended June 30, 2003, the Company incurred no capital expenditures, compared to $6,382 in capital expenditures for computers and equipment for the same period last year. As of June 30, 2003, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2003, the Company had $511,895 in current assets of which $188,550 or 36.8% was cash and receivables. Total current liabilities for the same period totaled $2,249,540 of which $730,860 or 32.5% was trade payables. This represents a ratio of current assets to current liabilities of .23 at June 30, 2003. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers, directors and third parties. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance. The Company had approximately $45,000 of borrowing capacity on its $100,000 bank line of credit at June 30, 2003.

     The Company used cash in its operations of $25,151 during the six months ended June 30, 2003 compared with cash used in operations of $275,083 for the six months ended June 30, 2002. Decrease in cash used is attributable to a reduction in the accounts receivable balance attributable to lower sales volume and the higher trade accounts payables balances due to the Company extending payment terms with numerous vendors.

     The Company's needs for cash throughout 2002 and the first six months of 2003 had primarily been funded by certain officers, directors and third parties through loans and private placements to the Company. The Company borrowed an additional $31,000 from these individuals in the quarter ended June 30, 2003. The terms of the debt with the officers, directors and third parties are such that it is classified as current liabilities as of June 30, 2003. In addition, two of the Company's officers have deferred payment of salaries in an effort to conserve cash. The accrued salaries to these two individuals totaled $204,708 at June 30, 2003.

     HKTPCO, the Company's primary international distributor in Asia, is controlled by the Company's largest shareholder. HKTPCO is an affiliate and the primary holder of the Company's Class F preferred stock. The Company has an arrangement with HKTPCO whereby dividends payable to this shareholder may be offset by sale of product to HKTPCO. This shareholder's agreement to accept products for payment of dividends has assisted the Company's cash flow. Management believes that this arrangement will continue to allow the Company the flexibility and advantage in managing its operational cash flow in future periods.

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

     The Company experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. The Company primarily concentrated its marketing and sales efforts in the health food channels in 2002 and for the six months ended June 30, 2003, and does not expect that sales to mass market retailers will constitute a significant portion of the Company's sales in future periods.

     Management is attempting to generate positive cash flows as the Company grows by maintaining costs. However, the Company will require increasing cash flows to finance its needs for inventory to successfully increase product distribution into the marketplace. Management believes that it may require more capital in the next six to twelve months to meet its obligations for growth. The amounts, sources, timing and structure of any financing that the Company requires will be determined by management at the appropriate time. However, there can be no assurances that the cash can be successfully raised. The failure to raise sufficient capital may have a materially adverse affect on the Company's growth projections.

OFF  BALANCE  SHEET  ARRANGEMENTS

     The Company's liquidity has not depended on off balance sheet transactions. For the quarter ended June 30, 2003, the Company did not engage in any off balance sheet transactions.

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

Item  3  -  Controls  and  Procedures
-------------------------------------

     As required by Rule 13a-14 under the Exchange Act, at the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried on under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

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

           4.6    Certificates Describing Rights and Restrictions       ********
                  of Class "E" and "F" Preferred Shares

            31    Certification of principal executive officer and    Filed herewith
                  principal accounting officer pursuant to Rule
                  13a-14(a) or Rule 15d-14(a) of the Securities
                  and Exchange Act of 1934, as amended.

            32    Certification of principal executive officer and    Filed herewith
                  principal accounting officer pursuant to 18
                  U.S.C. Section 1350.

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

*****          Incorporated by reference to Exhibit 4.3 of annual report on Form
10-KSB  (file  no.  33-10236)  filed  on  April  18,  1997.

******          Incorporated  by  reference  to  Exhibit 4.4 of annual report on
Form  10-KSB  (file  no.  33-10236)  filed  on  April  18,  1997.

*******     Incorporated  by  reference  to Exhibit 4.5 of annual report on Form
10-KSB  (file  no.  33-10236)  filed  on  March  30,  1998.

********     Incorporated  by  reference to Exhibit 4.6 of annual report on Form
10-KSB  (file  no.  33-10236)  filed  on  April  2,  2001.

     (b)  Reports  on  Form  8-K

     i. Form 8-K filed May 16, 2003, announcing filing of Certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C.
Section  1350.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BAYWOOD  INTERNATIONAL,  INC.
(Registrant)



By:  /s/  Neil  Reithinger                               Date:  August 13, 2003
     ---------------------
Neil Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer