Form 10QSB
period 2003-09-30
BAYWOOD INTERNATIONAL INC
filed 2003-11-13
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


         FOR THE QUARTER ENDED                       COMMISSION FILE NUMBER
         ---------------------                       ----------------------
          September 30, 2003                                0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


          Nevada                                       77-0125664
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
                    (Address of principal office)  (Zip code)

       Registrant's telephone number, including area code:  (480) 951-3956

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

As of September 30, 2003, there were 32,768,235 shares of Baywood International,
                 Inc. common stock, $.001 par value outstanding.

                                 BAYWOOD INTERNATIONAL, INC.

                                             INDEX
                                             -----


                                                                                          PAGE
                                                                                          -----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet as of September 30, 2003                                                        3

Statements of Operations for the three and nine months ended September 30, 2003 and 2002      4

Statements of Cash Flows for the nine months ended September 30, 2003 and 2002                5

Footnotes to Financial Statements                                                             6

Statement of Information Furnished                                                           10

Item 2 - Management's Discussion and Analysis or Plan of Operation                        11-18

Item 3 - Controls and Procedures                                                             18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                   19

Item 2 - Changes in Securities and Use of Proceeds                                           19

Item 3 - Defaults Upon Senior Securities                                                     19

Item 4 - Submission of Matters to a Vote of Security Holders                                 19

Item 5 - Other Information                                                                   19

Item 6 - Exhibits and Reports on Form 8-K                                                    22

SIGNATURES

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                               September 30, 2003
                                  (Unaudited)
                                     ASSETS
                                     ------



CURRENT ASSETS
      Cash and equivalents                                      $     27,970
      Accounts receivable (net of allowance of $217,323)             280,127
      Inventories                                                    249,241
      Prepaid expenses and other current assets                       64,898
                                                                -------------
            Total current assets                                     622,236
                                                                -------------

PROPERTY & EQUIPMENT
      Computers & Equipment
            (net of accumulated depreciation of $173,890)             67,521
                                                                -------------

OTHER ASSETS                                                           2,000
                                                                -------------

                  Total assets                                  $    691,757
                                                                =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
      Accounts payable                                          $    833,649
      Bank line of credit                                             87,441
      Interest payable                                               293,888
      Accrued liabilities                                            501,661
      Notes payable                                                  620,757
                                                                -------------
            Total current liabilities                              2,337,396
                                                                -------------

REDEEMABLE PREFERRED STOCK                                           800,000
                                                                -------------

STOCKHOLDERS' DEFICIT
      Preferred stock, $1 par value,
         10,000,000 shares authorized
            Class F, 11,250 shares issued and outstanding;
               stated value of $900,000                               11,250
            Class A, 35,000 shares issued and outstanding             35,000
      Common stock, $.001 par value, 50,000,000
         shares authorized, 32,768,235 shares
         issued and outstanding                                       32,768
      Additional paid-in capital                                   8,760,365
      Accumulated deficit                                        (11,285,022)
                                                                -------------
            Total stockholders' deficit                           (2,445,639)
                                                                -------------
                  Total liabilities and stockholders' deficit   $    691,757
                                                                =============

                 See accompanying notes to financial statements.

                                    BAYWOOD INTERNATIONAL, INC.

                                     STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                               Three Months Ended           Nine Months Ended
                                                   September 30,              September 30,
                                                2003          2002          2003          2002
                                            ------------  ------------  ------------  ------------
NET SALES                                   $ 1,190,509   $   936,488   $ 2,420,076   $ 2,704,253

COST OF SALES                                   710,419       544,471     1,307,624     1,482,924
                                            ------------  ------------  ------------  ------------
      Gross profit                              480,090       392,017     1,112,452     1,221,329
                                            ------------  ------------  ------------  ------------

S, G & A EXPENSES:
      Marketing expenses                        177,192       193,997       485,301       568,672
      General and administrative expenses       208,307       271,765       666,674       692,060
      Depreciation and amortization               6,181         6,181        18,544        18,132
                                            ------------  ------------  ------------  ------------
         Total S, G & A expenses                391,680       471,943     1,170,519     1,278,864
                                            ------------  ------------  ------------  ------------
              Operating profit (loss)            88,410       (79,926)      (58,067)      (57,535)
                                            ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
      Interest income                                41             4            69            34
      Miscellaneous income                            -             -             -           567
      Interest expense                          (13,647)       (8,995)      (42,342)      (23,557)
                                            ------------  ------------  ------------  ------------
         Total other expense                    (13,606)       (8,991)      (42,273)      (22,956)
                                            ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                74,804       (88,917)     (100,340)      (80,491)

INCOME TAX PROVISION                                  -             -             -             -
                                            ------------  ------------  ------------  ------------

NET INCOME (LOSS)                           $    74,804   $   (88,917)  $  (100,340)  $   (80,491)
                                            ============  ============  ============  ============

BASIC NET INCOME (LOSS)
      PER COMMON SHARE                               **             *             *             *
                                            ============  ============  ============  ============

DILUTED NET INCOME (LOSS)
      PER COMMON SHARE                               **             *             *             *
                                            ============  ============  ============  ============

WEIGHTED AVERAGE OF
      COMMON SHARES OUTSTANDING              32,768,235    32,768,235    32,768,235    32,768,235
                                            ============  ============  ============  ============

*    Less than $(0.01) per share.
**   Less than $0.01 per share.

                 See accompanying notes to financial statements.

                                             BAYWOOD INTERNATIONAL, INC.

                                               STATEMENTS OF CASH FLOWS
                                               ------------------------
                                                     (Unaudited)

                                                                             For The Nine Months Ended September 30,
                                                                                    2003                 2002
                                                                             -------------------  -------------------
OPERATING ACTIVITIES:
      Net (loss)                                                             $         (100,340)  $          (80,491)
      Adjustments to reconcile net loss to cash used
          by operating activities:
               Depreciation and amortization                                             18,543               16,131
          Changes in assets and liabilities:
                  (Increase) in accounts receivable                                     (74,815)            (146,846)
                  (Increase) in inventory                                               (35,170)             (70,925)
                  (Increase) decrease in prepaid expenses                                (9,195)               6,850
                   Increase (decrease) in interest payable                               30,216              (25,494)
                   Increase in accounts payable and accrued liabilities                 174,395               58,551
                                                                             -------------------  -------------------
                          Net cash (used) provided by operating activities                3,634             (242,224)
                                                                             -------------------  -------------------

INVESTING ACTIVITIES:
      Purchase of computer equipment                                                          -              (13,229)
                                                                             -------------------  -------------------
                          Net cash (used) by investing activities                             -              (13,229)
                                                                             -------------------  -------------------

FINANCING ACTIVITIES:
      Proceeds from notes payable                                                       201,306              179,000
      Issuance of preferred stock for cash                                                    -              250,000
      Payment of preferred stock dividends                                                    -             (153,631)
      Proceeds from bank line of credit                                                 484,435               98,141
      Principal payments on notes payable and line of credit                           (671,288)            (133,214)
                                                                             -------------------  -------------------
                          Net cash provided by financing activities                      14,453              240,296
                                                                             -------------------  -------------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                             18,087              (15,157)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                 9,883               23,197
                                                                             -------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                                          $           27,970   $            8,040
                                                                             ===================  ===================

NONCASH INVESTING AND FINANCING ACTIVITIES:
      Accrued preferred stock dividend                                       $          175,500   $           49,051


                 See accompanying notes to financial statements.

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

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $1,645,639 at September 30, 2003. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. However, the Company has yet to create continuous positive cash flows and the ability to generate profitable operations on a consistent basis is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $61,000 and $131,000 for the three and nine month periods ended September 30, 2003, compared to $73,000 and $224,000 for the comparable periods in 2002, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Note 3 - LOSS PER SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three month periods ended September 30, 2003 and 2002 because the effect of their inclusion would be anti-dilutive.

                                             2003                            2002
                                          ----------                       ----------
                                                        Per                              Per
                                                      -------                          -------
                                Income      Shares     share      Loss       Shares     share
                               ---------  ----------  -------  ----------  ----------  -------

                               $ 74,804
Net (Loss) Income                                              $ (88,917)

Preferred stock dividends       (58,500)                         (58,690)
                               ---------                       ----------

BASIC INCOME/(LOSS )PER SHARE

Income/(loss) available to
common stockholders            $ 16,304   32,768,235  $   (*)  $(147,607)  32,768,235  $   (*)

Effect of dilutive securities    58,500    8,035,000           N/A
                               ---------  ----------
DILUTED LOSS PER SHARE           74,804   40,803,235  $   (*)                          $   (*)

*  -  Less  than  $0.01  per  share

     Preferred stock convertible to 8,035,000 shares of common stock and convertible debt, warrants and options to purchase 11,240,892 shares of common stock were outstanding at September 30, 2003. None of the options and warrants is included in the diluted calculation because the exercise price of those securities exceeded the trading price and therefore would be anti-dilutive.

 Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 9,690,892 shares of common stock were outstanding at September 30, 2003. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Note 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

     The Company generates its revenue from numerous customers, primarily in the United States. The Company's product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the nine month period ended September 30:

Net Sales
---------
                                         2003        2002
                                      ----------  ----------

Nutritional and Dietary Supplements:
   United States                      $1,212,262  $1,402,793
   Canada                                273,433     456,320
   Asia                                  855,832     789,009
   Turkey                                 32,328      25,175
   Other                                  46,221      30,956
                                      ----------  ----------
      Total                           $2,420,076  $2,704,253
                                      ==========  ==========

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2002 Annual Report on Form 10-KSB.

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

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480)
951-3956  and  its  web  addresses  are  www.bywd.com  and  www.epipharma.com.
                                         ------------       -----------------

COMPANY  OBJECTIVE  AND  MISSION

     The Company's objective is to become a recognized leader in providing high quality nutraceuticals under its own brand names and having its products be among the market leaders in their respective categories. The Company's potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines the Company develops, that can be marketed and sold to its existing and new retail channels in North America, through existing and newly designated distributors internationally and through EpiPharma, to health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. The Company focuses on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, the Company focuses on building brand identity for each of the types of products and product lines it develops. The Company strives to achieve this objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

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

RESULTS OF OPERATIONS

     Net sales for the three and nine months ended September 30, 2003 were $1,190,509 and $2,420,076, respectively, compared to $936,488 and $2,704,253, respectively, for the same periods last year, an increase of $254,021 or 27.1% and a decrease of $284,177 or 10.5%, respectively. The decrease for the nine month period is due to the decrease in sales volume in the first six months of 2003 of certain products in the Company's Complete La Femme(R) line. In addition, the decreases in the Company's sales for the nine months ended September 30, 2003 are due to a drop in sales in the first six months of 2003 to the Company's distributors in Canada and HKTPCO, the Company's sole marketer and distributor for all of Asia. The Company attributes these decreases to the economic impact in the first half of 2003 and in recent months from reduced consumer spending at the retail level, thereby decreasing demand at the wholesale level, and a strategic shift by the Company in the positioning of certain of its Complete La Femme(R) products for broader appeal. Specifically, the Company's Complete La Femme(R) Breast Enhancement Formula(TM) experienced sales decreases in the first six months of 2003 as a shift in the category required a focus more on hormone balancing. To adapt to this change, the Company introduced Complete La Femme(R) Breast & Balance(TM) with a new formulation for healthy breast cells and glandular tissue, to maintain healthy hormone levels, for PMS relief and to maintain proper immune function. In addition, the Company is continuing to broaden its customer base through the introduction of other new products under its Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines into retail channels and through the continued support of the Company's selective advertising and promotional programs at the consumer or retail level. Furthermore, as the Company previously stated, sales were expected to recover in the second half of 2003 as the economy in North America slowly rebounds, the impact of SARS in Hong Kong lessens and the introduction of new formulations begin to gain recognition in the marketplace. These factors contributed to the increase in sales for the three months ended September 30, 2003.

     The Company's gross profit margin for the three and nine months ended September 30, 2003 was 40.3% and 46%, respectively, compared to 41.9% and 45.2%, respectively, for the same periods last year. The decrease of 0.8% in gross profit margin for the nine month period ending September 30, 2003 is primarily due to the higher mix of sales in the three months ended September 30, 2003 into the international market, particularly to HKTPCO in Hong Kong. As the Company previously stated, sales were expected to recover in the second half of 2003 as the impact of SARS in Hong Kong lessens and the introduction of new formulations begin to gain marketplace recognition. As this occurred, gross margins were affected negatively due to the impact of these greater sales volumes to HKTPCO where gross margins are typically lower than in the North American market. In addition, in any particular quarter, the Company may experience fluctuations in gross profit due to the Company's utilization of sales discounts that the Company implements from time-to-time to introduce new products to its retail customers and distributors to gain initial distribution. In any particular quarter, these factors, in addition to the variation in sales mix of higher margin products into the North American market as opposed to a sales mix of international sales where margins are typically lower, may also affect margins, but are not, in management's belief, indicative of general pricing pressure on the Company's brands in the marketplace. Although certain of these discounts and promotions may be necessary from time-to-time as the Company continues to penetrate the marketplace, management believes that their necessity will be lessened over time as the Company's products become more well recognized.

     Selling, general and administrative expenses for the three and nine months ended September 30, 2003 were $385,499 and $1,151,975, respectively, compared to $465,762 and $1,260,732, respectively, for the same periods last year, an overall decrease of $108,757 or 8.6% for the nine months. While total variable commission expense decreased as a result of a decrease in sales for the nine months, the Company experienced approximately a decrease of $83,000 in fixed marketing and selling expenses across the board including advertising, samples, promotional materials and public relations. Due to the difficult economic environment in recent months, the Company did not feel justified in continuing certain marketing and selling strategies that would have incurred additional expenses in the current quarter. As sales recover and grow in the future, the Company intends to budget its expenditures for certain marketing and selling expenses accordingly to adjust and adapt to fluctuations in economic activity so that the Company's reliance on investment capital for marketing is eliminated. The Company may promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. The decreases in marketing and selling expenses were further augmented by a decrease in general and administrative expenses of approximately $25,000 during the nine month period ended September 30, 2003. The decrease in general and administrative expenses is mainly attributable to the decrease in legal costs and certain corporate expenditures resulting from further cost-cutting measures implemented throughout the Company.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net income and net loss for the three and nine months ended September 30, 2003 was $74,804 and $(100,340), respectively, or less than $.01 and $(.01) per share for both periods, compared to net losses of $(88,917) and $(80,491), respectively, or less than $(.01) per share for the same periods last year.

OTHER  INFORMATION

     Interest expense was $13,647 and $42,342, respectively, for the three and nine months ended September 30, 2003, compared to $8,995 and $23,557, respectively for the same periods last year. The Company's interest expense was incurred from interest on notes payable to officers, directors and third parties. The increase for the three and nine month periods is attributable to the increase in notes payable to these officers, directors and third parties in the nine months ended September 30, 2003, as well as from the Company's bank line of credit.

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

CAPITAL  EXPENDITURES

     During the nine months ended September 30, 2003, the Company incurred no capital expenditures, compared to $13,229 in capital expenditures for computers and equipment for the same period last year. As of September 30, 2003, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2003, the Company had $622,236 in current assets of which $308,097 or 49.5% was cash and receivables. Total current liabilities for the same period totaled $2,337,396 of which $833,649 or 35.7% was trade payables. This represents a ratio of current assets to current liabilities of ..27 at September 30, 2003. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers, directors and third parties. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance. The Company had approximately $12,000 of borrowing capacity on its $100,000 bank line of credit at September 30, 2003.

     The Company generated cash in its operations of $3,634 during the nine months ended September 30, 2003 compared with cash used in operations of $242,224 for the nine months ended September 30, 2002. Decrease in cash used is attributable to higher trade accounts payables balances due to the Company extending payment terms with numerous vendors.

     The Company's needs for cash throughout 2002 and the first nine months of 2003 had primarily been funded by certain officers, directors and third parties through loans to the Company. The terms of the debt with the officers, directors and third parties are such that it is classified as current liabilities as of September 30, 2003. In addition, two of the Company's officers have deferred payment of salaries in an effort to conserve cash. The accrued salaries to these two individuals totaled $206,708 at September 30, 2003.

     HKTPCO, the Company's primary international distributor in Asia, is controlled by the Company's largest shareholder. HKTPCO is an affiliate of the Company and the Company's largest shareholder is the primary holder of the Company's Class F preferred stock as well as a majority shareholder in the Company's common stock. The Company has an arrangement with HKTPCO whereby dividends payable to this shareholder may be offset by sale of product to HKTPCO. This shareholder's agreement to accept products for payment of dividends has assisted the Company's cash flow. Management believes that this arrangement will continue to allow the Company the flexibility and advantage in managing its operational cash flow in future periods.

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

     The Company experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. The Company primarily concentrated its marketing and sales efforts in the health food channels in 2002 and for the six months ended September 30, 2003, and does not expect that sales to mass market retailers will constitute a significant portion of the Company's sales in future periods.

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

OFF  BALANCE  SHEET  ARRANGEMENTS

     The Company's liquidity has not depended on off balance sheet transactions. For the quarter ended September 30, 2003, the Company did not engage in any off balance sheet transactions.

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

Item 3 - Controls and Procedures
--------------------------------

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

          None

Item 2 - Changes in Securities
         ----------------------

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

          None

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

          (a)  Exhibits

Exhibit Number                            Exhibit Name                                             Method of Filing
--------------                            ------------                                             ----------------
    3.1         Articles of Incorporation, as amended                                                     *

    3.2         By-Laws                                                                                   **

    4.1         Specimen Preferred Stock Certificate                                                     ***

    4.2         Description of Common Stock                                                              ****

    4.3         Specimen Preferred Stock Certificate                                                    *****

    4.4         Conditions of Preferred Certificate                                                     ******

    4.5         Certificates Describing Rights and Restrictions of Class "A", "B" and "C"              *******
                 Preferred Shares as filed with the Secretary of State of Nevada on July 18, 1997

    4.6         Certificates Describing Rights and Restrictions of Class "E" and "F"                   ********
                Preferred Shares

     31         Certification of principal executive officer and principal accounting officer        Filed herewith
                pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange
                Act of 1934, as amended.

     32         Certification of principal executive officer and principal accounting officer        Filed herewith
                pursuant to 18 U.S.C. Section 1350.

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


BAYWOOD INTERNATIONAL, INC.
(Registrant)



By:  /s/ Neil Reithinger                                Date:  November 13, 2003
     ---------------------
Neil Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer