Form 10KSB
period 2003-12-31
BAYWOOD INTERNATIONAL INC
filed 2004-03-30
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

  ANNUAL REPORT FILED PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003
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

       Issuer's revenues for its most recent fiscal year were $2,804,126.

The aggregate market value of voting stock held by non-affiliates of the Company was approximately $928,200 as of March 26, 2004.

    The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date of March 26, 2004 was 32,768,235.

                                           BAYWOOD INTERNATIONAL, INC.

                                                   FORM 10-KSB

                                       FOR THE YEAR ENDED DECEMBER 31, 2003

                                                TABLE OF CONTENTS
                                                -----------------

Item 1 -   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
           General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
           Company Objective and Mission . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
           Products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
           Growth Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
           International . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
           Manufacturing and Quality Control . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
           Distribution. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
           Market and Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
           Trademarks and Patents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
           Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 2 -   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 3 -   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4 -   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .  10
Item 5 -   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . .  10
           Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities. . . . . . .  11
Item 6 -   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .  12
           Introduction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
           General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
           Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
           Comparisons of Year 2003 to 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
           Comparisons of Year 2002 to 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
           Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
           Critical Accounting Policies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
           Factors That May Affect Future Results . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
           Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
           Government Regulation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
           Capital Expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
           Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
           Off Balance Sheet Arrangements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 7 -   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 8 -   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . .  20
Item 8A -  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
Item 9 -   Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 10 -  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
           Directors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
           Employment Contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
           Additional Information Concerning the Board of Directors of the Company. . . . . . . . . . . . . .  23
Item 11 -  Security Ownership of Certain Beneficial Owners, Management and Changes in Control . . . . . . . .  23
           Securities Authorized For Issuance Under Equity Compensation Plans . . . . . . . . . . . . . . . .  26
Item 12 -  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  26
Item 13 -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 14 -  Code of Ethical Conduct. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 15 -  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

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

                                     PART  I

Item  1  -  Description  of  Business
-------------------------------------

GENERAL

     Baywood International, Inc. (the "Company," "we," "our," or "us"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). Our products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. We also sell directly to consumers and to health care practitioners through our wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a nutraceutical company focused on the development and production of complex nutraceuticals in human therapeutics. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

     Between 1992 and 1998, we directed most of our sales efforts toward international markets and had established either distribution or registration of our products into certain Pacific Rim and European Countries. Prior to 1998, our product lines had not been expanded in order to capture the North American (U.S. and Canada) market. As a result, we relied on the continued distribution of one main product to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases which caused a dramatic decrease in our sales for 1998.

     Throughout 1998 and the first six months of 1999, we completely revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, we completely transformed our company with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, we are focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) and any other branded lines we choose to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     As a result of our new corporate strategy, revenue growth has been affected dramatically over the past six (6) years. Net sales totaled $809,899, $463,590, $1,609,523, $2,724,798, $3,425,462 and $2,804,126 for the years ended December
31, 1998, 1999, 2000, 2001, 2002 and 2003, respectively. Where the Company had experienced a high concentration of sales with one major customer in the international market up through 1998, our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food channels.

     In August, 2001, we formed EpiPharma, a Nevada Corporation, as our wholly-owned subsidiary to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma sells specially formulated nutraceuticals directly to consumers and to health care practitioners, who then distribute them to their patient populations. EpiPharma acts as a direct marketer and distributor of a certain line of our products. We expect EpiPharma to facilitate our penetration into the valuable and growing direct-to-consumer and health care practitioner marketing channels and to help strengthen sales growth, leading to increased margins and higher profitability.

     Our principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Our telephone number is (480) 951-3956 and our web addresses are www.bywd.com and www.epipharma.com.
                          ------------       -----------------

COMPANY  OBJECTIVE  AND  MISSION

     Our objective is to become a recognized leader in the provision of high quality nutraceuticals under our own brand names and to have our products be among the market leaders in their respective categories. Our potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines we choose to develop, that can be marketed and sold to our existing and new retail channels in North America, through existing and newly designated distributors internationally and through our wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. We focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines we develop. We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

PRODUCTS

     Our products currently consist of three (3) nutraceutical brand lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The number of different products within each line varies depending on the types of products that the Company decides to develop from time-to-time. In addition, variable factors such as counts and sizes of each product that we choose to develop may make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. We often incorporate product displays for our products that hold from six (6) to twenty (20) units of each product as a marketing aid to help our retail customers display and sell the products to their consumers. Currently, the Company's Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines contain twenty-four (24) products. The total number of SKU's approximates thirty-five (35). Baywood SOLUTIONS(R)

     The Baywood SOLUTIONS(R) line consists of products formulated with a combination of natural compounds in what we consider the most effective dosages to target specific needs and conditions of consumers. Ingredients may vary from botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood SOLUTIONS(R) currently includes the following products:

            PRODUCT NAME                                TARGETED FUNCTION
            ------------                                -----------------
 Dr. Harris' Original Snore Formula                     Relief of Snoring
Dr. Harris' Original Allergy Formula                   Relief of Allergies
            HeadMed(TM)                             Headache and Migraine Relief
          Fat Eliminator(TM)                          Weight Loss (Fat Blocker)
         Carb Eliminator(TM)                     Weight Loss (Carbohydrate Blocker)
           Super Joints(TM)                     Joint and Connective Tissue Support
            C-2 Relief(TM)                        Cox 2 Inhibitor for Pain Relief
           Cal-Mag FIZZ(TM)                   Effervescent Calcium and Magnesium Drink
    Topical Super Cool Relief(TM)                       Topical Pain Relief
Maximum Strength Carb Eliminator(TM)   Weight Loss (Maximum Strength Carbohydrate Blocker)
        Super Joints FIZZ(TM)                    Effervescent Joint Support Formula
    Metabolic Burn Tropin-EF(TM)       Ephedra and Stimulant Free Metabolic Support
   Thermogenic Burn Tropin-EF(TM)                 Ephedra Free Thermogenic Support

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

         PRODUCT NAME                            FUNCTION
         ------------                            --------
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

Complete  La  Femme(R)

     The Complete La Femme(R) line offers a select number of proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme(R) emphasizes health for the whole self and offers both ingestible and topical products. Products under Complete La Femme(R) currently include:

      PRODUCT NAME                                 FUNCTION
      ------------                                 --------
  Vein Support Formula               Vein Tonicity and Capillary Resistance
    Breast & Balance          Hormone Balancing, PMS Support and Breast Enhancement
Breast & Balance Lotion         Topical Hormone Balancing, PMS Support and Breast
                                                 Enhancement
 Lip Maximizing Formula              Lip Enhancement and Furrow Reduction
   Complete Manicure                           At-Home Manicure
       Menosoothe                             Menopause  Support

     EpiPharma's current product line includes:

          PRODUCT NAME                              FUNCTION
          ------------                              --------
Movid-AF(TM) System, consisting of -    Joint and Connective Tissue Support
      Movid-AF(TM) Capsules
    Movid-AF(TM) Topical Lotion
          Movid FIZZ                     Effervescent Joint Support Formula
          CM-Osteo                   Effervescent Calcium and Magnesium Drink
            N-Cal                           Weight Loss (Fat Blocker)
          Amylaicin                    Weight Loss (Carbohydrate Blocker)
           Corburn4               Ephedra and Stimulant Free Metabolic Support

     We intend to develop other new products and SKU's within these lines in the future. Management believes that there may be products that are developed outside of these lines that need their own separate identity. Management can provide no assurances as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

GROWTH STRATEGY

     We will continue to seek sales increases by internal growth of our existing products and any new products that we may develop from time-to-time. Management feels that the potential for internal growth from existing and new product development remains substantial due to the continued recognition and potential of natural-based compounds for consumer benefit for either condition specific applications or for everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels which we attempt to penetrate, management believes that it can accomplish sales increases by the continued penetration of existing products and the introduction of new products. Currently, the Company estimates that it has penetrated less than 25% of health food retail channels.

INTERNATIONAL

     Certain of our brands are sold in Canada, Europe and Asia. Sales in Canada and Europe are conducted through distributors who service various retail outlets in their respective territories.

     In 2000, our single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were 31% of net sales, or approximately $856,866, for the year ended December 31, 2003 and 21% of net sales, or approximately $725,000 for the year ended December 31, 2002. Accounts receivable due from HKTPCO at December 31, 2003, were 27% of total accounts receivable. Management believes that this arrangement will produce a considerable amount of revenue for the Company in future periods. Mr. Choi also has representation on the Company's Board of Directors. See Item 12, "Certain Relationship and Related Transactions," below.

MANUFACTURING  AND  QUALITY  CONTROL

     We use third-party manufacturers for all of our products. Currently, we use five (5) different manufacturers who manufacture and package our products according to formulas and packaging guidelines that we dictate. In addition and in order to minimize the cost of goods, we may elect to purchase raw or bulk materials directly from various raw material suppliers and have them shipped to our manufacturers so that we may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product. Currently, all of our suppliers from which it either purchases raw materials or contracts with for manufacturing are unrelated to the Company.

     Manufacturing delays could cause disruption in our ability to timely receive shipments and fill orders which could adversely affect our business. However, if this occurs, we believe that other contract manufacturers could be quickly secured if any of our current contractors cease to perform adequately.

     We have not experienced any material adverse effect on our business as a result of shortages of raw materials or packaging materials used in the manufacture of our products. An unexpected interruption or a shortage in supply could adversely affect our business derived from these products.

     We rely on third party manufacturers to maintain the quality of product components as new products are assessed and developed. As we evaluate the needs for certain products within existing or new markets, we develop the most effective formulas and rely on our third party manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging. To monitor the quality of the products that the third-party manufacturers produce, we randomly test our products through independent labs to ensure potency. In addition, we select those manufacturers who themselves adhere to high standards of Good Manufacturing Practices (GMP's).

DISTRIBUTION

     Our product lines are marketed under the brand names Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme, and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. Our products reach the retail channels in North America either through distributors or through direct shipments from us. Internationally, our products are sold through relationships with designated distributors. We also sell directly to consumers and to health care practitioners through our wholly-owned subsidiary, EpiPharma. Currently, two (2) customers, HKTPCO and our exclusive distributor for Canada, account for more than 42%, or $1,184,234 of our net sales.

     We generally maintain sufficient inventories to meet customer orders as received absent unusual and infrequent situations. From time-to-time, we experience back orders which result from variations in demand for product outside of our control or expectations. At present, we have no significant backlog of customer orders and we are able to meet customer requirements.

     We do not generally experience wide variances in the amount of inventory we maintain. However, management anticipates that an increase in inventory levels will be necessary in the coming quarters as demand, the number of accounts and the number of SKU's increase. We guarantee efficacy on all of our products. In certain circumstances and in an effort to support our retail channels, we allow our customers to return unsold merchandise if it does not turnover in a timely manner. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. This allowance is $96,208 at December 31, 2003. We have provided an allowance of $83,127 at December 31, 2003, for one customer, a large retail chain.

MARKET  AND  COMPETITION

     The market for nutraceuticals is highly competitive in each of our existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of our competitors are substantially larger and more experienced than us, have longer operating histories and have materially greater financial and other resources than us. Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor. There can be no assurance that we will be able to compete successfully against our more established and better capitalized competitors.

     Although certain of our competitors are substantially larger than us and have greater financial resources, we believe that we compete favorably with other nutritional supplement companies because of our quality of products and the timely execution of our strategic objective and mission for niche products within the marketplace both internationally and domestically.

TRADEMARKS  AND  PATENTS

     The establishment and continued recognition by the marketplace of our trademarks is of material importance to our business. In fiscal year 2003, substantially all of our net sales were from products bearing the Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme brand names.

     From time-to-time, we register our principal brand names in the United States and certain foreign countries. Sometimes, however, the names used to describe some of our products are either too generic or commonplace to register. One example is S-Adenosyl-Methionine (SAMe) which is the name of the raw material in the product and can be used by other companies in the industry. No assurance can be provided that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States. Because of the rapid pace of the natural product industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

     Additionally, as we license certain intellectual property from third parties, we can provide no assurance that these third parties can successfully maintain their intellectual property rights. One example is Phase 2(TM) which is the primary ingredient in the Company's Carb Eliminator(TM) and Maximum Strength Carb Eliminator(TM) and is the trademark of the Company's supplier. We license this product non-exclusively from a supplier, thereby being able to utilize the supplier's recognized tradename and scientific data. The sales of certain of our products rely on our ability to maintain these licensing agreements. If we loose the right to use these licenses, our business could be adversely affected.

EMPLOYEES

     At December 31, 2003, the Company had sixteen (16) full-time employees. None of the Company's employees are represented by a labor union.

Item  2  -  Description  of  Property
-------------------------------------

     The Company's principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. The Company leases approximately 7,800 square feet of office space under an operating lease that expires on February 28, 2003. Subsequent to February 28, 2003, this lease has been renewed for an additional two year period. Management believes that its facilities will provide sufficient capacity to handle the Company's growth in the coming year. Rent expense under these leases was $96,729 and $96,000 for the years ended December 31, 2003 and 2002, respectively. The future minimum lease obligation for the remaining term of the lease of two months at December 31, 2003 is $16,200.

     The Company does not own or lease any other real estate.

Item  3  -  Legal  Proceedings
------------------------------

     As of the date hereof, the Company has no pending or threatened litigation.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Our annual meeting of shareholders was held on November 1, 2003, to elect directors and approve the selection of Epstein Weber & Conover P.C. as our independent public accountants for the year ended December 31, 2003. See the Company's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on September 25, 2003.

     The following chart sets forth the vote totals for each director elected at our annual meeting of shareholders and the approval of Epstein Weber & Conover, P.C. ("EWC") as our independent public accountants for the year ended December 31, 2003

               Director                Votes For     Withheld
               --------                ----------  ----------
               (a)  Neil Reithinger    18,986,440     208,500
                    Karl Rullich       18,981,430     213,510
                    O. Lee Tawes, III  19,093,430     101,510
                    Sam Lam            19,093,430     101,510
                    Carmen Choi        19,063,430     131,510
                                       Votes For   Votes  Against Abstain
                                       ----------  -------------  -------
               (b)  Selection of EWC   19,020,341     140,800      33,799

                                    PART  II

Item 5 - Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Our common stock under the registered name of Baywood International, Inc. was first quoted in May of 1992, and began trading on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BYWD".

     Set forth below are the high and low closing prices for our common stock as reported on the OTC Bulletin Board for the last eight quarters:

  Year Ended December 31, 2003                 High                 Low
  ----------------------------                 ----                 ---
  March 31, 2003                                .05                 .02
  June 30, 2003                                 .04                 .02
  September 30, 2003                            .03                 .02
  December 31, 2003                             .08                 .02

  Year Ended December 31, 2002
  ----------------------------

  March 31, 2002                                .13                 .06
  June 30, 2002                                 .10                 .06
  September 30, 2002                            .10                 .05
  December 31, 2002                             .05                 .03

     The above quotations represent inter-dealer quotations without retail markup, markdown or commissions and may not represent actual transactions.

     As of December 31, 2003, there were approximately 680 holders of record of the Company's common shares not including those shares held in street name.

     We have not paid dividends on our common shares and have no intention of paying dividends in 2004. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Board of Directors and will be dependent on the earnings, financial condition, capital and surplus requirements of the Company and any other factors the Board of Directors may consider relevant.

     See Item 11 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for information on the Company's Equity Compensation Plans.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM UNREGISTERED SECURITIES

     Sale of Class E Preferred Shares. On December 30, 2000, the Company sold 800,000 shares of its Class "E" Preferred Shares (the "Preferred Shares") and warrants to purchase 4,000,000 shares of the Company's restricted common stock at $0.20 per share (the "Warrants") without registration pursuant to an exemption from registration under the Securities Act of 1933. The Preferred Shares and Warrants were sold to Dr. Francis Choi, the Company's single largest shareholder. The purchase price for the Preferred Shares and Warrants was $800,000 in cash, payable in installments as follows: $500,000 in cash was paid to the Company in the year ended December 31, 2000; $150,000 in cash was paid to the Company on January 11, 2001; and $150,000 in cash was paid to the Company on March 25, 2001. The full purchase price for the Preferred Shares and Warrants has been paid by Mr. Choi. There were no underwriting commissions or discounts associated with the sale of the Preferred Shares or Warrants to Mr. Choi.

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

     Sale of Common Stock and Warrants. On or about December 15, 2000, the Company sold, pursuant to a private placement, 2,475,000 shares of restricted common stock in the Company and warrants to purchase 1,237,500 shares of restricted common stock of the Company pursuant to an exemption from registration under the Securities Act of 1933. The private placement was effected through the sale of units (the "Units"). Units consisted of two shares of restricted common stock of the Company and a warrant to purchase one common share of the Company's restricted common stock at an exercise price of $0.20 per common share. The Company sold 1,237,500 Units at a purchase price of $0.20 per Unit. There were no underwriters involved in the offering and the securities were not publicly offered for sale. The securities were sold to "accredited investors," as defined in Regulation D of the Securities Act. 250,000 Units were sold to three individuals including one officer of the company for cash, for a total offering price of $50,000. There were no underwriting discounts or commissions in connection with the Private Placement.

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

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

GENERAL

     We are a nutraceutical company specializing in the development, marketing and distribution of our own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). Our products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. We also sell directly to consumers and to health care practitioners through our wholly-owned subsidiary, EpiPharma. At this time, we are focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) and any other branded lines we choose to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     Our objective is to become a recognized leader in the provision of high quality nutraceuticals under our own brand names and to have our products be among the market leaders in their respective categories. Our potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines we choose to develop, that can be marketed and sold to our existing and new retail channels in North America, through existing and newly designated distributors internationally and through our wholly-owned subsidiary, EpiPharma, to consumers and health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. We intend to focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, we will attempt to focus on building brand identity for each of the types of products and product lines we develop. We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. We provide certain guarantees for volume of product movement. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable.

RESULTS  OF  OPERATIONS

     The following table sets forth income statement data of the Company as a percentage of net sales for the periods indicated.

                                                    2003                   2002
                                                     %                      %
                                                   ------                 ------
Net Sales                                          100.0                  100.0
Cost of Sales                                       56.4                   54.4
                                                   ------                 ------
Gross Profit                                        43.6                   45.6
S, G & A Expenses:
    Marketing                                       22.6                   23.6
    General and Administrative                      31.3                   28.2
    Depreciation and Amortization                    0.9                    0.7
Other (Income) and Expense - net                     2.1                    1.3
                                                   ------                 ------
Loss Before Income Taxes                           (13.3)                  (8.2)
Income Tax Provision                                   -                      -
Net (Loss)                                         (13.3)                  (8.2)
                                                   ======                 ======

COMPARISONS  OF  YEAR  2003  TO  2002

     Net sales for the year ended December 31, 2003 were $2,804,126 compared to net sales of $3,425,462 for the year ended December 31, 2002, a decrease of 18.1%. The decrease in net sales is due to the decrease in sales volume of certain products in the Company's Complete La Femme line. The Company attributes these sales decreases to two main factors including the economic impact in 2003 in reduced overall consumer spending at the retail level thereby restricting demand at the wholesale level, and a strategic shift by the Company in the positioning of certain of its Complete La Femme(R) products for broader appeal. Specifically, the Company's Complete La Femme(R) Breast Enhancement Formula(TM) experienced sales decreases as a shift in the category required a focus more on hormone balancing. To adapt to this change, the Company introduced Complete La Femme(R) Breast & Balance(TM) with a new formulation for healthy breast cells and glandular tissue, to maintain healthy hormone levels, for PMS relief and to maintain proper immune function. In addition, while the volume of certain of the Company's products such as Cal-Mag FIZZ(TM) continued to increase, the lower wholesale price compared to the Complete La Femme(R) line requires higher unit volume in order to make up for any difference in net sales between 2002 and 2003.

     The Company's gross profit margin for the year ended December 31, 2003 was 43.6% compared to

45.6% for the same period last year. The decrease of 2.0% in gross profit margin is primarily due to the higher mix of sales in the year ended December 31, 2003 into the international market, particularly to HKTPCO in Hong Kong as compared to the same period last year. As this occurred, gross margins were affected negatively due to the impact of these greater sales volumes to HKTPCO where gross margins are typically lower than in the North American market. In addition, in any particular quarter, the Company may experience fluctuations in gross profit due to the Company's utilization of sales discounts that the Company implements from time-to-time to introduce new products to its retail customers and distributors to gain initial distribution. In any particular quarter, these factors, in addition to the variation in sales mix of higher margin products into the North American market as opposed to a sales mix of international sales where margins are typically lower, may also affect margins, but are not, in management's belief, indicative of general pricing pressure on our brands in the marketplace. Although certain of these discounts and promotions may be necessary from time-to-time as we continue to penetrate the marketplace, management believes that their necessity will be lessened over time as the Company's products become more well recognized.

     Selling, general and administrative expenses for the year ended December 31, 2003 were $1,536,700 compared to $1,776,373 for the same period last year, a decrease of 13.5%. While total variable commission expense decreased as a result of a decrease in sales for the year, we experienced approximately a decrease of $264,000 in fixed marketing and selling expenses across the board including advertising, samples, promotional materials and public relations. Due to the difficult economic environment in 2003, the Company did not feel justified in continuing certain marketing and selling strategies that would have incurred additional expenses during the year. As sales recover and grow in the future, the Company intends to budget its expenditures for certain marketing and selling expenses accordingly to adjust and adapt to fluctuations in economic activity so that the Company's reliance on investment capital for marketing is eliminated. From time-to-time, the Company may promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. The decreases in marketing and selling expenses were further augmented by a decrease in general and administrative expenses of approximately $89,000 during the year ended December 31, 2003. The decrease in general and administrative expenses is mainly attributable to the decrease in legal costs and certain corporate expenditures resulting from further cost-cutting measures implemented throughout the Company.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for year ended December 31, 2003 was $(373,759) or $(0.02) per share compared to a net loss of $(281,119) or $(0.02) per share for the same period last year.

COMPARISONS OF YEAR 2002 TO 2001

     Net sales for the year ended December 31, 2002 were $3,425,462 compared to net sales of $2,724,797 for the year ended December 31, 2001, an increase of 25.7%. The increase in net sales was attributable to the increased penetration of the Company's brands, Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme into existing and new retail customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's net sales increases are attributable to the continued acceptance of new products that the Company is introducing to its existing and new customers in the North America.

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

OTHER  INFORMATION

     Interest expense was $58,837 and $34,006 in 2003 and 2002, respectively. In the years ended December 31, 2003 and 2002, interest expense was incurred from interest on notes payable to officers, directors and third parties. In addition, certain beneficial conversion features as part of these notes payable at the date of issuance were recorded as a discount to the face value of the debt. The discount was amortized to interest expense over the one-year term of the notes. Amortization of the discount was $82,321 for the year ended December 31, 2001. See Note 12 to the Company's Financial Statements and Supplementing Data set forth in Item 7 below.

     In the year ended December 31, 2001, the Company's Board of Directors authorized Class F preferred stock. The Company issued 8,125 shares of the Class F preferred stock in 2001 and 3,125 shares in 2002. The Class F preferred stock has a $1 per share par value and a stated value of $80 per share. The Class F preferred stock contains a 15% per annum cumulative dividend which is preferential to all other classes of stock other than Class E preferred stock. By mutual agreement of the Company and the Class F shareholders, and in accordance with the terms of the agreement, the dividend rate was reduced to 12% in 2001. The Class F preferred stock has an aggregate liquidation value of $900,000 at December 31, 2002. The Class F preferred stock has a liquidation preference senior to all other classes of capital stock. The Class F preferred stock is redeemable at the option of the Company only at 105% of the stated value. The holders of the Class F preferred stock have voting rights with respect to a merger or sale of substantially all of the Company's assets. A total of 8,125 shares of the Class F preferred stock were issued to the holder of the Class E preferred stock and an officer and director of the Company in exchange for $650,000 in debt owed by the Company to those individuals in the year ended December 31, 2001. In the year ended December 31, 2002, 3,125 shares of the Class F preferred stock were issued for cash.

     Interest income for 2003 of $80 was generated from the Company's invested cash balance in interest-bearing money market accounts.

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

CRITICAL  ACCOUNTING  POLICIES

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. In certain circumstances and in an effort to support our retail channels, we allow our customers to return unsold merchandise if it does not turnover in a timely manner. We estimate returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     We believe that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competition, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in our target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which we do business. Due to the factors noted above, our future earnings and stock price may be subject to significant volatility. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of our common stock.

RISK  FACTORS

     Our business is subject to a number of risks. In addition to the other information contained in this Form 10-KSB, the following risk factors are also outlined:

     Dependence on Third Party Suppliers. There are numerous companies that produce or supply the types of products we distribute. We do not manufacture any of our products and depend entirely on third party manufacturers and suppliers. Typically, we do not have supply agreements, but submits purchase orders for our products. We currently purchase from five (5) manufacturers. Although we believe that a number of alternative manufacturers are available if required and that we could quickly replace our main suppliers with alternative sources at comparable prices and terms, a disruption in product supply from any of our third party suppliers could have a significant adverse impact on our operations.

     Product Development. The Company's future growth is also dependent on new product development. New product initiatives may not be successfully implemented because of difficulty in assimilation, development costs and diversion of management time. We evaluate opportunities to develop new products through product line extensions and product modifications in the ordinary course of our business. Product line extensions and product modifications involve numerous risks, including difficulties in the assimilation of the developed products, the expenses incurred in connection with the product development and the diversion of management's attention from other business concerns. There can be no assurance that we will successfully develop product line extensions or integrate newly developed products into our business. In addition, there can be no assurance that newly developed products will contribute favorably to our operations and financial condition.

     Public Perception. Our dietary supplement business could be adversely affected if any of our products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products. Our dietary supplement products contain vitamins, minerals, herbs and other ingredients that we regard as safe when taken as directed by us and that various scientific studies and literature has suggested may offer health benefits. While we conduct quality control testing on our products, we are highly dependent upon consumers' perception of the overall integrity of the dietary supplements business, as well as the safety and quality of products in that industry and similar products distributed by other companies which may not adhere to the same quality standards as we do. There can be no assurance that any of our products will not suffer from negative public perception.

     Product Liability and Insurance. We are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability. We are not aware of any claims pending against us or our products that if adversely decided would adversely affect our business. While we will continue to attempt to take what we consider to be appropriate precautions, there can be no assurance that these precautions will enable us to avoid significant product liability exposure in the future. We maintain product liability insurance through third party providers. We believe our insurance coverage is adequate; however, there can be no assurance that we will be able to retain our existing coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims. In addition to carrying our own coverage, we also requires our manufacturers to carry product liability insurance.

     Volatility of Stock Price. The trading price of our common stock could be subject to significant fluctuations in response to variations in the results of our operations, our financial position, general trends in the consumer products industry, the relative illiquidity of the Company's common stock and stock market conditions generally.

     Intense Competition. The nutraceutical industry is very competitive and many of our competitors have greater financial resources and name recognition. If we are unable to strengthen our place in the marketplace we may be forced to reduce business operations which could have a materially adverse effect on our financial statements and results of operations.

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

CAPITAL  EXPENDITURES

     We did not incur any capital expenditures during 2003. During 2002, we incurred $14,230 in capital expenditures for computers and equipment, respectively. As of December 31, 2003, we had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2003, the Company had $372,368 in current assets of which $76,075 or 20.4% was cash and receivables. Total current liabilities for the same period totaled $1,589,584. This represents a ratio of current assets to current liabilities of .23 at December 31, 2003. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance.

     During the year ended December 31, 2003, the Company incurred a net working capital deficiency of approximately $1,217,216 from operations. The Company's needs for cash throughout 2002 and 2003 had primarily been funded by certain officers, directors and third parties through loans, the exercise of stock options and warrants and private placements to the Company. The terms of the debt with the officers and directors are such that it is classified as current liabilities as of December 31, 2003 (See Note 6). In addition, two of the Company's officers have deferred payment of salaries in an effort to conserve cash. The accrued salaries to these individuals were $221,708 at December 31, 2003.

     HKTPCO is an affiliate of the primary holder of the Company's Class F preferred stock. The Company has an arrangement with HKTPCO whereby dividends payable to this shareholder may be offset by sale of product to HKTPCO. During the year ended December 31, 2003, the Company offset $178,086 of dividends under this arrangement. This shareholder's agreement to accept products for payment of dividends has assisted the Company's cash flow. Management believes that this arrangement will continue to allow the Company the flexibility and advantage in managing its operational cash flow in future periods.

     The Company is in default on scheduled debt repayments of $561,842 for the year ended December 31, 2003. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2003 because of the related party nature of the arrangements. Management maintains a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. Management believes that it will continue to maintain this relationship in future periods.

     At December 31, 2003, 27% of the Company's trade accounts receivable balance is due from a single customer (See Note 4). Approximately 31% of the net sales for the year ended December 31, 2003 were from this customer. Two other customers represent 17% of net sales for the year ended December 31, 2003, while only representing 3% of the Company's trade accounts receivable balance at December 31, 2003. The Company experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. At December 31, 2003, accounts receivable from mass market customers was $2,131 net of applicable allowances. The Company primarily concentrated its marketing and sales efforts in the health food channels in 2003. At the end of 2003, the Company decided to limit its marketing in the mass market and discontinued a contract with one of its major mass market retailers. The Company does not expect that sales to mass market retailers will constitute a significant portion of the Company's sales in future periods.

     The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Most of the Company's products contain a 90-day money back guarantee. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. This allowance is $83,127 at December 31, 2003 and consisted of one customer, a large retail chain.

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

OFF  BALANCE  SHEET  ARRANGEMENTS

     The Company's liquidity has not depended on off balance sheet transactions. For the year ended December 31, 2003, the Company did not engage in any off balance sheet transactions.

Item  7  -  Financial  Statements  and  Supplementary  Data
-----------------------------------------------------------

     An audited balance sheet for the year ended December 31, 2003 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 are set forth commencing on page F-1.

Item  8  -  Changes  in  and  Disagreements  with  Accountants on Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure
---------------------

     None

Item  8A -  Controls  and  Procedures
-------------------------------------

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

     We have confidence in our internal controls and procedures and have expanded our efforts to develop and improve our controls. Nevertheless, our management, including the Chief Executive Officer, does not expect that our disclosure procedures and controls, or our internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that we are subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.

                                    PART III

Item  9  -  Directors,  Executive  Officers,  Promoters  and  Control  Persons;
-------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Directors  and  Executive  Officers

           NAME              AGE  POSITION(S) OR OFFICE(S) HELD
           ----              ---  -----------------------------
     Neil Reithinger          34  Chairman of the Board, President &
                                  Chief Executive Officer
     Karl H. Rullich          70  Vice-President, Secretary & Director

     O. Lee Tawes, III        56  Director

     Carmen Choi              28  Director

     Samuel Lam               51  Director

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

Compliance with Section 16(a) of the Exchange Act

     During the fiscal year ended December 31, 2003, the foregoing members of the Board of Directors did not engage in any transactions that were subject to reporting under Section 16(a), and have not provided the Company with a written representation that no such forms were required.

Audit  Committee  Financial  Expert

     Our Audit Committee of the Board of Directors is comprised of Samuel Lam and O. Lee Tawes, III where O. Lee Tawes, III serves as the Chairman. The Company does not have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, because at this time the Company's current level of operations and the cost of retaining such financial expert are prohibitive.

Code  of  Ethics

     We have adopted a Code of Ethical Conduct that applies to our directors, officers and employees, including our senior executive officers. A copy of our Code of Ethical Conduct is filed with this Annual Report on Form 10-KSB as
Exhibit  14.

Item  10  -  Executive  Compensation
------------------------------------

Summary  Compensation  Table

     Summary compensation information for Mr. Neil Reithinger, the Company's Chief Executive Officer for the year ended December 31, 2003 (the only "named executive officer" within the meaning of

Regulation S-B, Item 402(a)(2) Instruction (1)), is as follows:

   (a)        (b)     (c)     (d)         (e)            (f)           (g)          (h)        (i)
                                     Other Annual/   Restricted     Securities              All Other
 Name  and                              Deferred        Stock       Underlying      LTIP     Compen-
 Principal          Salary   Bonus    Compensation     Awards     Options/SAR's   Payouts     sation
 Position    Year     ($)     ($)         ($)            ($)           (#)          ($)        ($)
 --------    ----     ---     ---         ---            ---           ---          ---        ---
    Mr.         03   48,000     -0-          24,000          -0-             -0-       -0-         -0-
Reithinger      02   54,750     -0-          17,250          -0-         907,500       -0-         -0-
  C.E.O.        01   27,000     -0-          42,500          -0-             -0-       -0-         -0-

DIRECTORS

Director Compensation Table

         (a)              (b)       (c)         (d)        (e)        (f)

                                                                   Number of
                                            Consulting            Securities
                        Annual                 Fees/     Number   Underlying
                       Retainer   Meeting      Other       of      Options/
                         Fees       Fees       Fees      Shares      SARs
         Name             ($)       ($)         ($)        (#)        (#)
         ----             ---       ---         ---        ---        ---
   Neil Reithinger        -0-       -0-         -0-        -0-        -0-

   Karl H. Rullich        -0-       -0-         -0-        -0-        -0-

   O. Lee Tawes, III      -0-       -0-         -0-        -0-        -0-

   Carmen Choi            -0-       -0-         -0-        -0-        -0-

   Samuel Lam             -0-       -0-         -0-        -0-        -0-

EMPLOYMENT  CONTRACTS

     There are currently no employment contracts, severance or change-in-control agreements with any of the named executive officers of the Company.

ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

     During the year ended December 31, 2003, the Board of Directors met once and held one (1) meeting via unanimous consent in lieu of a special meeting. A majority of the directors was present at each meeting, all constituting a quorum. In addition to regularly scheduled meetings, a number of Directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.

Item  11  -  Security  Ownership  of  Certain  Beneficial Owners, Management and
--------------------------------------------------------------------------------
Changes  in  Control
--------------------

     The following table sets forth certain information regarding shares of common stock beneficially owned as of March 25, 2004, by (i) each person or group, known to the Company, who beneficially owns more than 5% of the common stock; (ii) each of the Company's officers and directors; and (iii) all officers and directors as a group. The percentage of beneficial ownership is based on 32,768,235 shares outstanding on March 25, 2004, plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names:

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

     (4)  Less  than  one  percent

     Changes  in  Control

     None

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2003, regarding the Company's Stock Option Plan compensation under which our equity securities are authorized for issuance:

                              EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------
        PLAN CATEGORY              NUMBER OF           WEIGHTED-         NUMBER OF SECURITIES
                                SECURITIES TO BE    AVERAGE EXERCISE   REMAINING AVAILABLE FOR
                                  ISSUED UPON           PRICE OF        FUTURE ISSUANCE UNDER
                                  EXERCISE OF         OUTSTANDING        EQUITY COMPENSATION
                                  OUTSTANDING           OPTIONS,           PLANS (EXCLUDING
                               OPTIONS, WARRANTS      WARRANTS AND     SECURITIES REFLECTED IN
                                   AND RIGHTS            RIGHTS              COLUMN (a))

                                      (a)                 (b)                    (c)
------------------------------------------------------------------------------------------------
Equity compensation plans               5,842,500  $             0.12                       -0-
approved by security holders
------------------------------------------------------------------------------------------------
Equity compensation plans not                 -0-                 -0-                       -0-
approved by security holders
------------------------------------------------------------------------------------------------
Total                                   5,842,500  $             0.12                       -0-
------------------------------------------------------------------------------------------------

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     In 2000, the Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were 31% of net sales, or approximately $857,000, for the year ended December 31, 2003, and 21% of net sales, or approximately $725,000 for the year ended December 31, 2002. Accounts receivable due from HKTPCO at December 31, 2003, was 27% of total accounts receivable.

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

    31.1        Certification Pursuant to Rule 13a-14(a)/15d-14(a),      Filed herewith
                 and Section 302 of the Sarbanes-Oxley Act of 2002

    32.1        Certification Pursuant to 18 U.S.C. Section 1350, As     Filed herewith
                  Adopted Pursuant to Section 906 Of The Sarbanes-
                               Oxley Act Of 2002

   Item 14       Baywood International Inc., Code of Ethical Conduct     Filed herewith
                                Filed herewith

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

*****     Incorporated  by  reference  to  Exhibit  4.3 of annual report on Form
10-KSB (file no. 33-10236) filed on April 18, 1997.

******    Incorporated  by  reference  to  Exhibit  4.4 of annual report on Form
10-KSB (file no. 33-10236) filed on April 18, 1997.

*******   Incorporated  by  reference  to  Exhibit  4.5 of annual report on Form
10-KSB (file no. 33-10236) filed on March 30, 1998.

     (b)  Reports  on  Form  8-K

          None.

Item 15 - Principal Accountant Fees and Services
------------------------------------------------

     The chart below sets forth the fees paid to EWC, our independent pubic accountant, for audit and other services for the years ended December 31, 2003 and 2002.

                                           2003              2002
                                          ------            ------
          Audit Fees                      17,430            17,500
          Audit - Related Fees             7,700             7,650
          Tax Fees                             0                 0
          All Other Fees                       0                 0

     Other than the audit of the Company, EWC did not perform any other services for us.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 29, 2004                       /s/ Neil Reithinger
                                            -------------------
Baywood International, Inc.                 Neil Reithinger
                                            Chairman of the Board, President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


      SIGNATURE                      CAPACITY                     DATE
      ---------                      --------                     ----

/s/ Neil Reithinger    Chairman of the Board, President and  March 29, 2004
---------------------         Chief Executive Officer
Neil Reithinger


/s/ Karl H. Rullich          Vice-President, Secretary       March 29, 2004
-------------------               and Director
Karl H. Rullich


/s/ O. Lee Tawes, III               Director                 March 29, 2004
---------------------
O. Lee Tawes, III


/s/ Carmen Choi                     Director                 March 29, 2004
---------------
Carmen Choi


/s/ Samuel Lam                      Director                 March 29, 2004
--------------
Samuel Lam

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT AUDITORS                                 F-2

BALANCE SHEET AS OF DECEMBER 31, 2003                          F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED                   F-4
     DECEMBER 31, 2003 AND 2002

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED        F-5
     DECEMBER 31, 2003 AND 2002

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED                   F-6
     DECEMBER 31, 2003 AND 2002

NOTES TO FINANCIAL STATEMENTS                                  F-7

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Stockholders and Board of Directors of Baywood International, Inc.:

We have audited the accompanying balance sheet of Baywood International, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2003, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting standards generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $2,040,897 at December 31, 2003. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


/s/  EPSTEIN, WEBER & CONOVER, PLC
     Scottsdale, Arizona
     March 10, 2004

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                             As of December 31, 2003

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and equivalents                                          $      7,802
    Accounts receivable (net of allowance of $96,208)                 74,178
    Inventories                                                      241,299
    Prepaid expenses and other current assets                         49,089
                                                                -------------
      Total current assets                                           372,368
                                                                -------------

PROPERTY & EQUIPMENT
  Computers & Equipment
    (net of accumulated depreciation of $180,071)                     61,340
                                                                -------------

      Total assets                                              $    433,708
                                                                =============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                              $    740,691
  Interest payable                                                   302,926
  Accrued liabilities                                                545,967
  Notes payable                                                      823,681
                                                                -------------
      Total current liabilities                                    2,413,265
                                                                -------------

REDEEMABLE PREFERRED STOCK                                           800,000
                                                                -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value,
    10,000,000 shares authorized
      Class F, 11,250 shares issued and outstanding;
        stated value of $900,000                                      11,250
      Class A, 35,000 shares issued and outstanding                   35,000
  Common stock, $.001 par value, 50,000,000
     shares authorized, 32,768,235 shares
     issued and outstanding                                           32,768
  Additional paid-in capital                                       8,760,365
  Accumulated deficit                                            (11,618,940)
                                                                -------------
      Total stockholders' deficit                                 (2,779,557)
        Total liabilities and stockholders' deficit             $    433,708
                                                                =============

                 See accompanying notes to financial statements.

                                 BAYWOOD INTERNATIONAL, INC.

                                  STATEMENTS OF OPERATIONS
                                  ------------------------

                                                                   Year ended December 31,
                                                                    2003           2002
                                                                ------------  --------------
NET SALES                                                       $ 2,804,126   $   3,425,462

COST OF SALES                                                     1,582,427       1,862,495
                                                                ------------  --------------
  Gross profit                                                    1,221,699       1,562,967
                                                                ------------  --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing expenses                                                633,944         809,506
  General and administrative expenses                               878,031         966,867
  Depreciation and amortization                                      24,725          24,313
                                                                ------------  --------------
    Total selling, general and administrative expenses            1,536,700       1,800,686
                                                                ------------  --------------
      Operating loss                                               (315,001)       (237,719)
                                                                ------------  --------------

OTHER INCOME (EXPENSE):
  Interest income                                                        80             606
  Miscellaneous expense                                                   -         (10,000)
  Interest expense                                                  (58,837)        (34,006)
                                                                ------------  --------------
    Total other expense                                             (58,757)        (43,400)
                                                                ------------  --------------

LOSS BEFORE INCOME TAXES                                           (373,758)       (281,119)

INCOME TAX PROVISION                                                      -               -
                                                                ------------  --------------

NET LOSS                                                        $  (373,758)  $    (281,119)
                                                                ============  ==============

BASIC NET LOSS PER COMMON SHARE                                 $     (0.02)  $       (0.02)
                                                                ============  ==============

DILUTED NET LOSS PER COMMON SHARE                               $     (0.02)  $       (0.02)
                                                                ============  ==============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                    32,768,235      32,768,235
                                                                ============  ==============

                       See accompanying notes to financial statements.

                                                BAYWOOD INTERNATIONAL, INC.

                                                 STATEMENTS OF CASH FLOWS
                                                 ------------------------

                                                                                       For the Period Ended December 31,
                                                                                           2003                2002
                                                                                   --------------------  -----------------
OPERATING ACTIVITIES:
      Net loss                                                                     $          (373,758)  $       (281,119)
      Adjustments to reconcile net loss to cash used
          by operating activities:
            Depreciation and amortization                                                       24,725             24,314

          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable                                       131,134            (48,289)
              (Increase) in inventory                                                          (27,228)           (67,596)
              (Increase) in prepaid expenses                                                     6,614            (28,608)
              (Increase) in other assets                                                             -             (1,000)
              Increase (decrease) in interest payable                                           39,254            (30,309)
              Increase (decrease) in accounts payable and accrued liabilities                   26,435             17,244
                                                                                   --------------------  -----------------
                       Net cash (used) by operating activities                                (172,824)          (415,363)
                                                                                   --------------------  -----------------

INVESTING ACTIVITIES:
  Purchase of computer equipment                                                                     -            (14,230)
                                                                                   --------------------  -----------------
                       Net cash (used) by investing activities                                       -            (14,230)
                                                                                   --------------------  -----------------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                                  366,400            550,189
  Issuance of preferred stock for cash                                                               -            250,000
  Proceeds from line of credit                                                                 654,801                  -
  Principal payments on notes payable and credit line                                         (850,458)          (383,910)
                                                                                   --------------------  -----------------
                       Net cash provided by financing activities                               170,743            416,279
                                                                                   --------------------  -----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                                    (2,081)           (13,314)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                        9,883             23,197
                                                                                   --------------------  -----------------
CASH AND EQUIVALENTS, END OF PERIOD                                                $             7,802   $          9,883
                                                                                   ====================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                                     $            19,583   $         64,316

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Value of warrants issued for services                                            $                 -   $         27,187

                                      See accompanying notes to financial statements.

                                                 BAYWOOD INTERNATIONAL, INC.

                                             STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             -----------------------------------

                                                                                    ADDITIONAL
                                            PREFERRED STOCK        COMMON STOCK       PAID-IN     ACCUMULATED
                                            SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL       DEFICIT        TOTAL
                                           --------  --------  ----------  -------  -----------  -------------  ------------
BALANCE, DECEMBER 31, 2001                   43,125  $ 43,125  32,768,235  $32,768  $ 8,486,303  $(10,481,536)  $(1,919,340)

  Issuance of Preferred Stock                 3,125     3,125                           246,875                     250,000

  Value of warrants issued for services                                                  27,187                      27,187

  Preferred Dividend                                                                                 (248,527)     (248,527)

  Net Loss                                                                                           (281,119)     (281,119)

                                           --------  --------  ----------  -------  -----------  -------------  ------------
BALANCE, DECEMBER 31, 2002                   46,250  $ 46,250  32,768,235  $32,768  $ 8,760,365  $(11,011,182)  $(2,171,799)
                                           ========  ========  ==========  =======  ===========  =============  ============

  Preferred Dividend                                                                                 (234,000)     (234,000)

  Net Loss                                                                                           (373,758)     (373,758)

                                           --------  --------  ----------  -------  -----------  -------------  ------------
BALANCE, DECEMBER 31, 2003                   46,250  $ 46,250  32,768,235  $32,768  $ 8,760,365  $(11,618,940)  $(2,779,557)
                                           ========  ========  ==========  =======  ===========  =============  ============

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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $2,040,867 at December 31, 2003. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, the Company implemented a new strategic direction with new products and distribution. Since then, the Company has increased sales volume significantly. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Property,  Equipment  and  Depreciation
---------------------------------------

     Property and Equipment consisted of the following at December 31, 2003:

          Furniture and fixtures           $  49,004
          Computers                          150,350
          Equipment                            6,457
          Leasehold Improvements              35,600
                                           ----------
            Total                          $ 241,411
            Less accumulated depreciation   (180,071)
                                           ----------
          Net Property and Equipment       $  61,340
                                           ==========

     Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five (5) years. Leasehold improvements are recorded at cost and amortized over five (5) years. Depreciation expense for the years ended December 31, 2003 and 2002 was $24,725 and $24,313, respectively.

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

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $104,000 and $288,000 for the years ended December 31, 2003 and 2002, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Recently  Issued  Accounting  Standards
---------------------------------------

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The provisions of APB No. 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on its financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on its financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 will not have a material effect on its financial position or results of operations.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on its financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and amended the Interpretation in December 2003. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 will not have a material effect on its financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 will not have a material effect on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company anticipates that the adoption of SFAS No. 150 will not have a material effect on its financial position or results of operations. The Company has issued redeemable preferred stock. Such securities that are outstanding are redeemable at the option of the holder and are not mandatorily redeemable securities.

Note  3  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2002 and 2001 because the effect of their inclusion would be antidilutive.

                                               2003                             2002
                                            ----------                       ----------
                                                          Per
                                                          ---
                                   Loss       Shares     share     Income      Shares     Per share
                                ----------  ----------  -------  ----------  ----------  -----------
Net (Loss)                      $(373,758)                       $(284,119)
Preferred stock dividends        (234,000)                        (248,526)
                                ----------                       ----------

BASIC LOSS PER SHARE

Loss available to common
stockholders                    $(607,758)  32,768,235  $(0.02)  $(529,645)  32,768,235  $    (0.02)

Effect of dilutive securities       N/A                              N/A


DILUTED LOSS PER SHARE                      32,768,235  $(0.02)              32,768,235  $    (0.02)

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 11,160,892 shares of common stock were outstanding at December 31, 2003. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 11,240,892 shares of common stock were outstanding at December 31, 2002. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $234,000 and interest on convertible debentures of $15,720 would be added to reduce the net

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2003. Preferred stock dividends of $120,000 and interest on convertible debentures of $17,320 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2002.

Note  4  -  ACCOUNTS  RECEIVABLE

     The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Most of the Company's products contain a 90-day money back guarantee. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. This allowance is $96,208 at December 31, 2003. The Company has provided an allowance of $83,000 at December 31, 2003, for one customer, a large retail chain.

Note  5  -  PREFERRED  STOCK

     The Company has issued three classes of preferred stock with differing features and privileges. The first series, Class A preferred stock ($1 par value, 35,000 shares issued and outstanding at December 31, 2003) is convertible by the holder at any time into common stock on the basis of one share of preferred for one share of common stock. The preferred shares have a preference in liquidation of up to $1.00 per share. The preferred shares are non-voting and have no stated dividend preferences or rights.

     During the year ended December 31, 2000, the Company entered into a subscription agreement with the largest single shareholder of common stock for 800,000 shares of its Class E preferred stock. The Class E $1 par value preferred shares include conversion rights, at the option of the single holder, of 10 shares of common stock per one share of preferred stock. The Class E preferred stock is redeemable at the option of either the Company or the holder at par value. The Class E preferred stock contains a 15% per annum cumulative dividend. The Class E preferred shares also have par value liquidation preferences, dividend preferences and no voting rights. The subscription was entered into in December 2000 and there is no accumulated dividend at December 31, 2003. At December 31, 2003, the subscriber had funded the full $800,000 subscription. The subscription agreement also entitles the Class E preferred stockholder to 4,000,000 warrants for 4,000,000 shares of the Company's common stock at $0.20 per share.

     In the year ended December 31, 2001, the Company's board of directors authorized Class F preferred stock. The Company issued 8,125 shares of the Class F preferred stock in 2001 and 3,125 shares in 2002. The Class F preferred stock has a $1 per share par value and a stated value of $80 per share. The Class F preferred stock contains a 15% per annum cumulative dividend that is preferential to all other classes of stock other than Class E preferred stock. By mutual agreement of the Company and the Class F shareholders, and in accordance with the terms of the agreement, the dividend rate was reduced to 12% in 2001. The Class F preferred stock has an aggregate liquidation value of $945,000 at December 31, 2003. The Class F preferred stock has a liquidation preference senior to all other classes of capital stock. The Class F preferred stock is redeemable at the option of the Company only at 105% of the stated value. The holders of the Class F preferred stock have voting rights with respect to a merger or sale of substantially all of the Company's assets. 8,125 shares of the Class F preferred stock was issued to the holder of the Class E preferred stock and an officer and director of the Company in exchange for $650,000 in debt owed by the Company to those individuals in the year ended December 31, 2001. 3,125 shares of the Class F preferred stock was issued for cash in the year ended December 31, 2002.

     The total authorization for all classes of preferred stock is 10,000,000 shares.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


Note  6  -  RELATED  PARTY  TRANSACTIONS

     The Company borrowed $75,000 and $144,150 from officers and directors in the years ended December 31, 2003 and 2002, respectively. Total notes payable and accrued interest due to officers and directors at December 31, 2003, was $434,461 and $241,335, respectively. Interest expense on debt to officers and directors was $18,278 and $7,982 for the years ended December 31, 2003 and 2002 respectively.

     In the year ended December 31, 2000, the Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were 23% of net sales, or approximately $656,000, for the year ended December 31, 2003, and 21% of net sales, or approximately $725,000 for the year ended December 31, 2002. Management believes that this arrangement will produce a considerable amount of revenue for the Company in future periods. This individual was also appointed to the Company's Board of Directors on March 1, 2001.

     Two of the Company's officers have deferred payment of salaries. The accrued salaries to these individuals were $221,708 at December 31, 2003.

Note  7  -  LEASE  OBLIGATIONS

     The Company leases its offices and warehouse under an operating lease that expires in 2005. Rent expense under these leases was $97,000 and $96,000 for the years ended December 31, 2003 and 2002, respectively. The future minimum lease obligation for the remaining term of the lease is as follows for years ended December 31,

          2004   $ 97,778
          2005     16,376
                 --------
          Total  $114,154
                 ========

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


Note  8  -  GEOGRAPHIC  AREA  DATA  BY  PRODUCT  LINE

     The Company now generates its revenue from numerous customers, primarily in the United States. The Company's product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

  Gross Revenues
  --------------
                                                2003             2002
                                             ----------       ----------
  Nutritional and Dietary Supplements:
    United States                            $1,473,490       $1,737,537
    Canada                                      327,368          604,746
    Asia                                        923,889        1,058,000
    Turkey                                       32,328           25,175
    Other                                        47,051
                                             ----------       ----------
      Total                                  $2,804,126       $3,425,458
                                             ==========       ==========

Note  9  -  CREDIT  RISK  AND  OTHER  CONCENTRATIONS

     At December 31, 2003, 50% of the Company's trade accounts receivable balance is due from a single customer (See Note 4). Approximately 23% of the net sales for the year ended December 31, 2003 were from this customer. One other customer represents 12% of net sales for the year ended December 31, 2003, while representing none of the Company's trade accounts receivable balance at December 31, 2003.

     From time to time, the Company's bank balances exceed federally insured limits. At December 31, 2003, the Company's balance did not exceed insured limits.

     The Company has recently relied on one of its officers and directors to provide capital to fund operating cash deficiencies. The balanced owed to this individual at December 31, 2003, including accrued interest and payroll was $483,824.

     The Company receives approximately 23% of its manufactured product and finished goods from a single vendor. Management believes alternative sources are available if required.

     The Company operates under a royalty agreement and an exclusive distribution agreement for certain of its product lines sold in the year ended December 31, 2003. These agreements require the Company to meet minimum sales volume levels to retain the rights under these agreements. The Company has met these requirements at December 31, 2003.

Note  10  -  STOCK  OPTIONS  AND  WARRANTS

     The Company issues stock options from time-to-time to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". All stock options granted in the years ended December 31, 2003 and 2002 have exercise prices at or higher than the 90-day moving average market price of the Company's common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                           2003             2002
                                        ----------       ----------
     Net Loss - as reported             $(373,758)       $(281,119)
     Net Loss - pro forma               $(380,624)       $(390,950)
     Loss per share - as reported       $   (0.02)       $   (0.02)
     Loss per share - pro forma         $   (0.02)       $   (0.03)

     Under the provisions of SFAS No. 123, fully vested options of 1,907,500 and 250,208 proportionately vested options for the year ended December 31, 2003, and 1,907,500 fully vested options and 127,500 proportionately vested options for the year ended December 31, 2002, were used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                          2003            2002
                                        --------       ----------
          Dividend yield                  None            None
          Volatility                      1.04         0.98-1.18
          Risk free interest rate         4.01%           5.32%
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


     During the year ended December 31, 2003, the Company granted to employees options to purchase 125,000 shares of the Company's common stock. The options were granted at an exercise price equal to or greater than the 90-day moving average trading price of the Company's common stock at the date of the grant. The options granted in the year ended December 31, 2003, contained exercise prices of $0.023.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


     The summary of activity for the Company's stock options is presented below:

                                                             Weighted                  Weighted
                                                              Average                   Average
                                                             Exercise                  Exercise
                                                  2003         Price        2002        Price
                                                  ----         -----        ----        -----
Options outstanding at beginning of year         5,842,500   $    0.12    3,805,000   $    0.14
Granted                                            125,000   $   0.023    2,087,000   $   0.078
Exercised                                                0                       (0)
Terminated/Expired                                (205,000)  $   0.076      (50,000)  $    0.15
Options outstanding at end of year               5,762,500   $    0.12    5,842,500   $    0.12
Options exercisable at end of year               3,538,145   $   0.116    3,484,645   $   0.106
Options available for grant at end of year         205,000                        0

Price per share of options outstanding        $0.023-$0.42              $0.06-$0.42

Weighted average remaining contractual lives     7.6 years                8.5 years

Weighted Average fair value of options        $     0.0112              $    0.0525
granted during the year

     In conjunction services provided to the Company during the year ended December 31, 2002, 625,000 warrants were issued to purchase shares of the Company's common stock. The exercise price of the warrants was determined based on the 90-day average of the closing price of the Company's common stock. The exercise price of these warrants is $0.08 per share.

     The following table reflects a summary of common stock warrants outstanding at December 31, 2003:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                                Price
                                                              ---------
  Warrants outstanding at December 31, 2002  5,398,392        $    0.18
    Granted during the year                          0
    Expired during the year                         (0)
                                             ----------
  Warrants outstanding at December 31, 2003  5,398,392        $    0.18
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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A deferred tax liability of $4,000, pertaining to differences in book and tax bases of equipment, existed at December 31, 2003.

     Deferred tax assets totaling $3,829,000 at December 31, 2003 were offset by the $4,000 deferred income tax liability and a valuation allowance of $3,825,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $3,648,000 of the net deferred income tax asset. The deferred income tax assets and liabilities are comprised of the following at December 31, 2003:

     -----------------------------------------------
     Accounts receivable                $    38,000
     -----------------------------------------------
     Write-off of investment                 54,000
     -----------------------------------------------
     Compensation                            89,000
     -----------------------------------------------
     Net operating loss carryforward      3,648,000
     -----------------------------------------------

     -----------------------------------------------
       Total deferred income tax asset    3,829,000
     -----------------------------------------------

     -----------------------------------------------
     Deferred income tax liability:
     -----------------------------------------------
     Property and equipment                  (4,000)
     -----------------------------------------------

     -----------------------------------------------
         Net deferred income tax asset    3,825,000
     -----------------------------------------------

     -----------------------------------------------
     Valuation allowance                 (3,825,000)
     -----------------------------------------------

     -----------------------------------------------
         Net total                      $     - 0 -
     -----------------------------------------------

     The Company has federal and state net operating loss carryforwards of $9,911,000 and $4,089,000, respectively, at December 31, 2003. Approximately $967,000 and $117,000 of the state net operating loss carryforwards expired in the years ended December 31, 2003 and 2002, respectively, reducing the deferred income tax and the associated valuation allowance by $58,000 and $8,000, respectively. The federal net operating loss carryforwards expire in 2008 through 2023 and state loss carryforwards expire 2004 through 2008.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


     Income taxes for years ended December 31:

                                             2003              2002
                                          ----------       ------------
     Current Benefit                      $ 145,309        $    78,413
     Deferred Benefit (Provision)          (145,309)        (   78,413)
                                          ----------       ------------
          Net income tax provision        $     -0-        $       -0-
                                          ==========       ============

     The valuation allowance was increased by $84,609 during the year ended December 31, 2003. The income tax benefit of $78,413 generated for the year ended December 31, 2002 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards. An alternative minimum tax credit of $10,174 exists at December 31, 2003.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                2003        2002
                                               -----        -----
Federal statutory rates            $(127,078)  (34)%  $(87,147)  (31)%
State income taxes                   (22,425)   (6)%   (16,867)   (6)%
Expiration of state operating
    loss carryforwards                58,002     16%     8,224      3%
Valuation allowance for operating
    loss carryforwards                84,609     23%    94,335     34%
Other                                  6,892      1%    (1,455)   (0)%
                                   ----------  -----  ---------  -----
Effective rate                     $   - 0 -      0%  $   - 0-      0%
                                   ==========  =====  =========  =====

Note  12  -  NOTES  PAYABLE

     Notes payable at December 31, 2003 consisted of the following:

     Convertible notes payable to officers and directors.
     The notes bear interest at 15% per annum and were
     due on demand through July, 2001.  The notes are
     unsecured.                                              $336,800

     Convertible notes payable - other.  The notes bear
     interest at 12% and 15% per annum and were due
     December, 2000 through August, 2001.  The notes
     are unsecured.                                            84,000

     Notes payable to officers.  The notes have a stated
     interest rate of 12%. One note matured in September
     of 2003 and the other matures in January 2004. The
     notes are unsecured.                                      97,661

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


     Notes payable - other. The notes bear interest at
     12% per annum and are due June of 2003 through
     October of 2004.  Two of the notes are secured by
     personal guarantees of certain officers.                 205,881

     Business credit line.  Note is due in monthly
     installments of principal and interest based on
     outstanding balance at a rate of prime plus 3.75%
     per annum until maturity.  The note is unsecured and
     personally guaranteed by certain officers and
     directors.  The maximum borrowing capacity is
     100,000                                                  99,337
                                                             --------

     Net carrying amount of debt                              823,680

     Less current portion                                     823,680

                                                             --------
     Long term portion                                             $0
                                                             ========

     The convertible debt outstanding at December 31, 2003 of $420,800 would be convertible into approximately 10,048,955 shares of the Company's common stock at December 31, 2003, on the basis of the 90-day average closing price of the stock through that date.

     The Company is in default on scheduled debt repayments of $561,842 as of December 31, 2003. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2003 because of the related party nature of the arrangements.

Note  13  -  COMMITMENTS

     The Company enters into arrangements with third parties for royalties based on sales of certain products. Some of these agreements contain minimum sales provisions payable to the third party regardless of the sales volume. At December 31, 2003, the Company has met all minimum sales volume commitments under these royalty agreements, as amended.