Form 10QSB
period 2004-03-31
BAYWOOD INTERNATIONAL INC
filed 2004-05-14
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


     FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
     ---------------------                           ----------------------
         March 31, 2004                                      0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)



              Nevada                                       77-0125664
  (state or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                    Identification Number)

                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
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


   As of March 31, 2004, there were 32,768,235 shares of Baywood International,
                 Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                      INDEX
                                      -----

                                                                              PAGE
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet as of March 31, 2004                                               3

Statements of Operations for the three months ended March 31, 2004 and 2003      4

Statements of Cash Flows for the three months ended March 31, 2004 and 2003      5

Footnotes to Financial Statements                                              6-9

Statement of Information Furnished                                              10

Item 2 - Management's Discussion and Analysis or Plan of Operation           11-17

Item 3 - Controls and Procedures                                                17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                      19

Item 2 - Changes in Securities and Use of Proceeds                              19

Item 3 - Defaults Upon Senior Securities                                        19

Item 4 - Submission of Matters to a Vote of Security Holders                    19

Item 5 - Other Information                                                      19

Item 6 - Exhibits and Reports on Form 8-K                                       19

SIGNATURES                                                                      20

                      BAYWOOD INTERNATIONAL, INC.

                             BALANCE SHEET
                             -------------
                            March 31, 2004
                              (Unaudited)
                                ASSETS
                                ------

CURRENT ASSETS
  Cash and equivalents                                 $     20,211
  Accounts receivable (net of allowance of $86,780)          72,389
  Inventories                                               234,982
  Prepaid expenses and other current assets                  33,539
                                                       -------------
    Total current assets                                    361,121
                                                       -------------

PROPERTY & EQUIPMENT
  Computers & Equipment
    (net of accumulated depreciation of $186,252)            60,422
                                                       -------------

      Total assets                                     $    421,543
                                                       =============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                     $    793,305
  Bank line of credit                                        97,512
  Interest payable                                          309,463
  Accrued liabilities                                       607,689
  Notes payable                                             297,643
                                                       -------------
    Total current liabilities                             2,105,612
                                                       -------------

REDEEMABLE PREFERRED STOCK                                  800,000
                                                       -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value,
    10,000,000 shares authorized
      Class F, 17,335 shares issued and outstanding;
        stated value of $1,386,800                           17,335
      Class A, 35,000 shares issued and outstanding          35,000
  Common stock, $.001 par value, 50,000,000
    shares authorized, 32,768,235 shares
    issued and outstanding                                   32,768
  Additional paid-in capital                              9,241,080
  Accumulated deficit                                   (11,810,252)
                                                       -------------
      Total stockholders' deficit                        (2,484,069)
                                                       -------------
         Total liabilities and stockholders' deficit   $    421,543
                                                       =============


                See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                            2004          2003
                                        ------------  ------------
NET SALES                               $   527,443   $   544,392

COST OF SALES                               276,623       270,391
                                        ------------  ------------
  Gross profit                              250,820       274,001
                                        ------------  ------------

S, G & A EXPENSES:
  Marketing expenses                        159,540       147,788
  General and administrative expenses       187,676       222,540
  Depreciation and amortization               6,181         6,181
                                        ------------  ------------
    Total S, G & A expenses                 353,397       376,509
                                        ------------  ------------
      Operating (loss)                     (102,577)     (102,508)
                                        ------------  ------------

OTHER INCOME (EXPENSE):
  Interest income                                 -             -
  Miscellaneous income                            -             -
  Interest expense                          (15,631)      (14,112)
                                        ------------  ------------
    Total other expense                     (15,631)      (14,112)
                                        ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES          (118,208)     (116,620)

INCOME TAX PROVISION                              -             -
                                        ------------  ------------

NET (LOSS)                              $  (118,208)  $  (116,620)
                                        ============  ============
BASIC NET (LOSS)
  PER COMMON SHARE                                *             *
                                        ============  ============

DILUTED NET (LOSS)
  PER COMMON SHARE                                *             *
                                        ============  ============

WEIGHTED AVERAGE OF
  COMMON SHARES OUTSTANDING              32,768,235    32,768,235
                                        ============  ============

*  Less than $(0.01) per share.


                See accompanying notes to financial statements.

                                      BAYWOOD INTERNATIONAL, INC.

                                        STATEMENTS OF CASH FLOWS
                                        ------------------------
                                              (Unaudited)

                                                                 For The Three Months Ended March 31,
                                                                     2004                  2003
                                                             --------------------  --------------------
OPERATING ACTIVITIES:
  Net (loss)                                                 $          (118,208)  $          (116,620)
  Adjustments to reconcile net loss to cash used
    by operating activities:
      Depreciation and amortization                                        6,181                 6,181
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                           1,789                (7,726)
      (Increase) decrease in inventory                                     6,317               (11,537)
      (Increase) decrease in prepaid expenses                             15,550                37,687
      Increase (decrease) in interest payable                              6,537                10,238
      Increase in accounts payable and accrued liabilities                41,232               (33,308)
                                                             --------------------  --------------------
        Net cash (used) provided by operating activities                 (40,602)             (115,085)
                                                             --------------------  --------------------

INVESTING ACTIVITIES:
  Purchase of computer equipment                                          (5,263)                    -
                                                             --------------------  --------------------
        Net cash (used) by investing activities                           (5,263)                    -
                                                             --------------------  --------------------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                            124,000               147,500
  Proceeds from bank line of credit                                       77,175                     -
  Principal payments on notes payable and line of credit                (142,901)              (23,000)
                                                             --------------------  --------------------
        Net cash provided by financing activities                         58,274               124,500
                                                             --------------------  --------------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                              12,409                 9,415
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  7,802                 9,883
                                                             --------------------  --------------------
CASH AND EQUIVALENTS, END OF PERIOD                          $            20,211   $            19,298
                                                             ====================  ====================

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued preferred stock dividend                           $                 -   $            58,500


                              See accompanying notes to financial statements.

Footnotes to Financial Statements
---------------------------------

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Baywood International, Inc. (the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The Company's products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The Company also sells to health care practitioners through its wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a nutraceutical company focused on the development and production of complex nutraceuticals. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood
Financial,  Inc.  to  Baywood  International,  Inc.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $1,744,491 at March 31, 2004. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. However, the Company has yet to create continuous positive cash flows and the ability to generate profitable operations on a consistent basis is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $55,000 for the three month period ended March 31, 2004, compared to $20,000 for the comparable period in 2003, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Recently  Issued  Accounting  Standards
---------------------------------------

     In June 2001, the Financial Accounting Standards Board (the FASB) issued Statements of Financial Accounting Standards (SFAS) No.'s 141 Business Combinations and 142 Goodwill and Other Intangible Assets. The new accounting pronouncements are effective as of January 1, 2002. The Company has reviewed the provisions of the new accounting pronouncements and does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

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

Note  3  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three month periods ended March 31, 2004 and 2003 because the effect of their inclusion would be anti-dilutive.

                                                              2004                             2003
                                                              ----                             ----
                                                                          Per                              Per
                                                                          ---                              ---
                                                  Income      Shares     share      Loss       Shares     share
                                                  ------      ------     -----      ----       ------     -----
Net (Loss) Income                               ($118,208)                       ($116,620)

Preferred stock dividends                         (73,104)                         (58,500)
                                                ----------                       ----------
Basic Income/(Loss )Per Share

Income/(loss) available to common stockholders  ($191,312)  32,768,235  $   (*)  ($175,120)  32,768,235  $   (*)

Effect of dilutive securities                         N/A                              N/A


Diluted Loss Per Share                                      32,768,235  $   (*)              32,768,235  $   (*)

*  -  Less  than  $0.01  per  share

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 11,160,892 shares of common stock were outstanding at March 31, 2004. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 11,240,892 shares of common stock were outstanding at March 31, 2003. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

Net Sales
---------
                                          2004      2003
                                      --------  --------
Nutritional and Dietary Supplements:
   United States                      $262,185  $354,025
   Canada                               84,663    65,464
   Asia                                 92,596    46,354
   Turkey                                    0    32,328
   Other                                87,999    46,221
                                      --------  --------
      Total                           $527,443  $544,392
                                      ========  ========

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2003 Annual Report on Form 10-KSB.

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

Item 2 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

GENERAL

     Baywood International, Inc. ("we," "our," "us" or the "Company"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). Our products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. We also sell to health care practitioners through our wholly-owned subsidiary, EpiPharma, Inc. ("EpiPharma"). EpiPharma is a nutraceutical company focused on the development and production of complex nutraceuticals. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

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

     Throughout 1998 and the first six months of 1999, we completely revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, we were completely transformed with a new marketing image, product lines, marketing campaign, and distribution channels. We currently focus on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) and any other branded lines we choose to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     As a result of our new corporate strategy, revenue growth has been affected dramatically over the past five (5) years. Net sales totaled $463,590, $1,609,523, $2,724,798, $3,425,462 and $2,804,126 for the years ended December
31, 1999, 2000, 2001, 2002 and 2003, respectively. Where we had experienced a high concentration of sales with one major customer in the international market up through 1998, our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food channels.

     In August 2001, we formed EpiPharma as a wholly-owned subsidiary, to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma sells specially formulated nutraceuticals to health care practitioners, who then distribute them to their patient populations. We expect EpiPharma to facilitate our penetration into the valuable and growing health care practitioner marketing channels and to help strengthen sales growth, leading to increased margins and higher profitability.

     The Company's principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Its telephone number is (480)
951-3956  and  its  web  addresses  are  www.bywd.com  and  www.epipharma.com.
                                         ------------       -----------------

COMPANY  OBJECTIVE  AND  MISSION

     Our objective is to become a recognized leader in providing high quality nutraceuticals under our own brand names and having our products be among the market leaders in their respective categories. Our potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) lines, and any other branded lines we develop, that can be marketed and sold to our existing and new retail channels in North America, through existing and newly designated distributors internationally and through EpiPharma, to health care practitioners. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. We focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines it develops. We strive to achieve this objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

PRODUCTS

     Our products currently consist of three (3) nutraceutical brand lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The number of different products within each line varies depending on the types of products that we decide to develop from time-to-time. In addition, variable factors such as counts and sizes of each product that we choose to develop may make the total number of SKU's (Shelf Keeping Units) available within each line subject to change at any time. We often incorporate product displays for our products that hold from six (6) to twenty (20) units of each product as a marketing aid to help our retail customers display and sell the products to our consumers.

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

GROWTH  STRATEGY

     We continue to seek sales increases by internal growth of our existing products and any new products that we may develop from time-to-time. Management feels that the potential for internal growth from existing and new product development remains substantial due to the continued recognition and potential of natural-based compounds for consumer benefit for either condition specific applications or for everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels that we attempt to penetrate, management believes that we can accomplish sales increases by the continued penetration of existing products and the introduction of new products.

INTERNATIONAL

     Certain of our brands are sold in Canada, Europe and Asia. Sales in Canada and Europe are conducted through distributors who service various retail outlets in their respective territories.

MANUFACTURING  AND  QUALITY  CONTROL

     We use third-party manufacturers for all of our products. Currently, we use five (5) different manufacturers who manufacture and package our products according to formulas and packaging guidelines that we dictate. In addition and in order to minimize the cost of goods, we may elect to purchase raw or bulk materials directly from various raw material suppliers and have them shipped to manufacturers so that we may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product. Currently, all of our suppliers from which we either purchases raw materials or contracts with for manufacturing are unaffiliated with us.

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

     We rely on third party manufacturers to maintain the quality of product components as new products are assessed and developed. As we evaluate the need for certain products within existing or new markets, we develop the most effective formulas and relies on third party manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging. To monitor the quality of the products that the third-party manufacturers produce, we randomly test our products through independent labs to ensure potency. In addition, we select those manufacturers who themselves adhere to high standards of Good Manufacturing Practices (GMP's).

DISTRIBUTION

     Our product lines are marketed under the brand names Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme, and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. Our products reach the retail channels in North America either through distributors or through direct shipments from us. Internationally, our products are sold through relationships with designated distributors. We also sell directly to health care practitioners through EpiPharma.

     We generally maintain sufficient inventories to meet customer orders as received absent unusual and infrequent situations. From time-to-time, we experience back orders which result from variations in demand for product outside of our control or expectations. At present, we have no significant backlog of customer orders and are able to meet customer requirements.

     We do not generally experience wide variances in the amount of inventory we maintain. However, management anticipates that an increase in inventory levels will be necessary in the coming quarters as demand, the number of accounts and the number of SKU's increase. We guarantee efficacy on all of our products. In certain circumstances and in an effort to support its retail channels, we allow our customers to return unsold merchandise if it does not turnover in a timely manner. We estimate returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable.

RESULTS  OF  OPERATIONS

     Net sales for the three months ended March 31, 2004, were $527,443 compared to $544,392 for the same period last year, a decrease of $16,949 or 3.1%. The decrease in net sales is due to the decrease in sales volume of certain products in our Complete La Femme line. We attribute these sales decreases to two main factors including reduced overall consumer spending at the retail level thereby restricting demand at the wholesale level, and a strategic shift in the positioning of certain of our Complete La Femme(R) products for broader appeal. Specifically, our Complete La Femme(R) Breast Enhancement Formula(TM) experienced sales decreases as a shift in the category required a focus more on hormone balancing. To adapt to this change, we introduced Complete La Femme(R) Breast & Balance(TM) with a new formulation for healthy breast cells and glandular tissue, to maintain healthy hormone levels, for PMS relief and to maintain proper immune function. In addition, while the volume of certain of our products such as Cal-Mag FIZZ(TM) continued to increase, the lower wholesale price compared to the Complete La Femme(R) line requires higher unit volume in order to reach the same sales levels compared to 2002 and 2003. We see this situation improving, however, in subsequent quarters as consumer spending starts to increase in line with the overall economy.

     Our gross profit margin for the three months ended March 31, 2004, was 47.6% compared to 50.3% for the same period last year. The decrease of 2.7% in gross profit margin for the three month period ending March 31, 2004, is primarily due to the slightly higher mix of sales for the three months ended March 31, 2004, into the international market, particularly to HKTPCO in Hong Kong. In any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time-to-time to introduce new products to its retail customers and distributors to gain initial distribution. In any particular quarter, these factors, in addition to the variation in sales mix of higher margin products into the North American market as opposed to a sales mix of international sales where margins are typically lower, may also affect margins, but are not, in management's belief, indicative of general pricing pressure on our brands in the marketplace. Although certain of these discounts and promotions may be necessary from time-to-time as we continue to penetrate the marketplace, management believes that their necessity will be lessened over time as our products become more well recognized.

     Selling, general and administrative expenses for the three months ended March 31, 2004, were $353,397 compared to $376,509 for the same period last year, an overall decrease of $23,112 or 6.1% for the three months. The Company continues to closely monitor its operational expenditures and attempts to control any unnecessary costs whenever possible. As sales recover and grow in the future, the Company intends to budget its expenditures for certain marketing and selling expenses accordingly. The Company may promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. General and administrative expenses decreased approximately $35,000 during the three month period ended March 31, 2004. The decrease in general and administrative expenses is mainly attributable to the decrease in certain corporate expenditures resulting from further cost-cutting measures implemented throughout the Company.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three months ended March 31, 2004, was $(118,208), or less than $(.01) per share, compared to a net loss of $(116,620), or less than $(.01) per share, for the same period last year.

OTHER  INFORMATION

     Interest expense was $15,631 for the three months ended March 31, 2004, compared to $14,112 for the same period last year. The Company's interest expense was incurred from interest on notes payable to officers, directors and third parties. The increase for the three month period is attributable to the increase in notes payable to these officers, directors and third parties in the three months ended March 31, 2004, as well as from the Company's outstanding bank line of credit.

     The market for nutraceuticals is highly competitive in each of our existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of our competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor. There can be no assurance that we will be able to compete successfully with more established and better capitalized competitors.

     Although certain of our competitors are substantially larger than the Company and have greater financial resources, we believe that we compete favorably with other nutritional supplement companies because of the quality of our products and the timely execution of our strategic objective and mission for niche products within the marketplace both internationally and domestically.

CAPITAL  EXPENDITURES

     During the quarter ended March 31, 2004, the Company incurred capital expenditures of $5,264 compared to no capital expenditures in the quarter ended March 31, 2003. As of March 31, 2004, the

Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2004, the Company had $361,121 in current assets of which $92,600, or 25.6%, was cash and receivables. Total current liabilities for the same period totaled $2,105,612 of which $793,305, or 37.7%, was trade payables. This represents a ratio of current assets to current liabilities of .17 at March 31, 2004. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers, directors and third parties. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance. The Company had approximately $2,500 of borrowing capacity on its $100,000 bank line of credit at March 31, 2004.

     The Company generated cash of $12,409 in its operations during the three months ended March 31, 2004 compared with cash used in operations of $9,415 for the three months ended March 31, 2003. Decrease in cash used is attributable to higher trade accounts payables balances due to the Company extending payment terms with numerous vendors.

     Our need for cash throughout 2003 and the first three months of 2004 had primarily been funded by certain officers, directors and third parties through loans to the Company. The terms of the debt with the officers, directors and third parties are such that it is classified as current liabilities as of March 31, 2004. In addition, two of our officers have deferred payment of salaries in an effort to conserve cash. The accrued salaries to these two individuals totaled $241,708 at March 31, 2004.

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

CRITICAL  ACCOUNTING  ESTIMATES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

     Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $3,865,000 deferred income tax asset related primarily to net operating loss carryforwards at March 31, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

     The Company estimates the collectibility of its accounts receivable and provides an allowance for doubtful collections. Additionally, the Company provides for sales returns. At March 31, 2003, the Company had reserves for these items of $86,780.

OFF  BALANCE  SHEET  ARRANGEMENTS

     The Company's liquidity has not depended on off balance sheet transactions. For the quarter ended

March 31, 2004, the Company did not engage in any off balance sheet transactions.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     We believe that results of operations in any quarterly period may be impacted by factors such as delays in the shipment of new or existing products, difficulty in the manufacturer acquiring critical product components of acceptable quality and in required quantity, timing of product introductions, increased competitions, the effect of announcements and marketing efforts of new competitive products, a slower growth rate in our target markets, lack of market acceptance of new products and adverse changes in economic conditions in any of the countries in which we do business. Due to the factors noted above, our future earnings and stock price may be subject to significant volatility or liquidity. Any shortfall in revenues or earnings from levels expected by the investing public or securities analysts could have an immediate and significant adverse effect on the trading price of our common stock.

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
            ------------------

            None

Item  6  -  Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

            (a)    Exhibits

Item  13  -  Exhibits  and  Reports  on  Form  8-K
--------------------------------------------------

     (b)     Exhibits

Exhibit Number  Exhibit Name                                           Method of Filing
--------------  -----------------------------------------------------  ----------------
     3.1        Articles of Incorporation, as amended                                 *
     3.2        By-Laws                                                              **
     4.1        Specimen Common Stock Certificate                                   ***
     4.2        Description of Common Stock                                        ****
     4.3        Specimen Preferred Stock Certificate                              *****
     4.4        Conditions of Preferred Certificate                              ******
                Certificates Describing Rights and Restrictions of
                Class "A", "B" and "C" Preferred Shares as filed with
     4.5        the Secretary of State of Nevada on July 18, 1997               *******


Item 14 - Baywood International Inc., Code of Ethical Conduct filed herewith
----------------------------------------------------------------------------

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


BAYWOOD  INTERNATIONAL,  INC.
(Registrant)




By: /s/ Neil Reithinger                                       Date: May 13, 2004
    -------------------
Neil  Reithinger
Chairman of the Board, President, C.E.O.
and Principal Accounting Officer