Form 10KSB/A
period 2003-12-31
BAYWOOD INTERNATIONAL INC
filed 2004-07-28
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                           BAYWOOD INTERNATIONAL, INC.

                                                   FORM 10-KSB

                                       FOR THE YEAR ENDED DECEMBER 31, 2003

                                                TABLE OF CONTENTS
                                                -----------------

Item 1 -   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
           General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
           Company Objective and Mission . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
           Products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
           Growth Strategy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
           International . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
           Manufacturing and Quality Control . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
           Distribution. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7
           Market and Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
           Trademarks and Patents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
           Government Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
           Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 2 -   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 3 -   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4 -   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . . . .  10
Item 5 -   Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . .  11
           Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities. . . . . . .  11
Item 6 -   Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . . . . .  13
           Introduction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
           General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
           Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
           Comparisons of Year 2003 to 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
           Comparisons of Year 2002 to 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
           Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
           Critical Accounting Policies . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
           Factors That May Affect Future Results . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
           Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
           Capital Expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
           Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
           Off Balance Sheet Arrangements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 7 -   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
Item 8 -   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . .  20
Item 8A -  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
Item 9 -   Exchange Act . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 10 -  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
           Directors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
           Employment Contracts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
           Additional Information Concerning the Board of Directors of the Company. . . . . . . . . . . . . .  24
Item 11 -  Security Ownership of Certain Beneficial Owners, Management and Changes in Control . . . . . . . .  24
           Securities Authorized For Issuance Under Equity Compensation Plans . . . . . . . . . . . . . . . .  26
Item 12 -  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 13 -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 14 -  Code of Ethical Conduct. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 15 -  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

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

     We do not operate any laboratory facilities in developing our products. Instead, we develop our products by identifying scientifically supported ingredients that have broad therapeutic or other health-related benefits. Our research and development efforts in deciding on any particular ingredient to include in any particular formula for any new product primarily involve the active participation in industry trade shows, seminars on new ingredients, gathering information through our relationships with our existing suppliers and ongoing feedback from our sales and marketing personnel on current and future product trends. We include these ingredients into single-ingredient formulas or complex formulas that combine other natural-based ingredients and then position these finished formulas for sale into our existing brand lines including Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). Our decision-making process on what ingredients to include in our formulas is further enhanced by the amount of educational or marketing support that may be available from our suppliers that assists us in our marketing efforts.

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
Movid-AF(TM) System, consisting of -    Joint and Connective Tissue Support
      Movid-AF(TM) Capsules
    Movid-AF(TM) Topical Lotion          Effervescent Joint Support Formula
          Movid FIZZ                 Effervescent Calcium and Magnesium Drink
          CM-Osteo                          Weight Loss (Fat Blocker)
            N-Cal                      Weight Loss (Carbohydrate Blocker)
          Amylaicin               Ephedra and Stimulant Free Metabolic Support


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


     In the year ended December 31, 2000, the Company's single largest shareholder, Dr. Francis Choi, formed Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Dr. Choi owns and controls HKTPCO. Sales to HKTPCO were 23% of net sales, or approximately $656,000, for the year ended December 31, 2003, and 21% of net sales, or approximately $725,000 for the year ended December 31, 2002. Management believes that significant potential exists for the Company's products in the Asian market. As the business of HKTPCO grows in the Asian market, this arrangement may produce a considerable amount of revenue for the Company in future periods. As the Company's major shareholder, Dr. Choi benefits from this arrangement both by controlling and profiting from HKTPCO's business and from the potential value that this creates for us as their supplier. Dr. Choi also has representation on the Company's Board of Directors. See Item 12, "Certain Relationship and Related Transactions," below.

MANUFACTURING AND QUALITY CONTROL

     For all of our products, we use third-party manufacturers who manufacture and package our products according to formulas and packaging guidelines that we dictate. In addition and in order to minimize the cost of goods, we may elect to purchase raw or bulk materials directly from various raw material suppliers and have them shipped to our manufacturers so that we may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product. Currently, all of our suppliers from which we either purchase raw materials or contracts with for manufacturing are unrelated to the Company.

     Manufacturing delays could cause disruption in our ability to timely receive shipments and fill orders which could adversely affect our business. However, if this occurs, we are not substantially dependent on any manufacturer and believe that other contract manufacturers could be quickly secured if any of our current contractors cease to perform adequately. Currently, we utilize five
(5)  different  contract  manufacturers.

     We have not experienced any material adverse effect on our business as a result of shortages of raw materials or packaging materials used in the manufacture of our products. An unexpected interruption or a shortage in supply could adversely affect our business derived from these products. We are not substantially dependent on any raw material supplier or packaging supplier since alternative sources of materials, with equal quality, could be quickly obtained if any of our current suppliers cease to supply us adequately. Currently, we purchase materials from six (6) different suppliers for the manufacturing of our products.

     While we do not have any contracts with our third-party suppliers or manufacturers, we rely on them to maintain the quality of product components as new products are assessed and developed. As we evaluate the needs for certain products within existing or new markets, we develop the most effective formulas and rely on our third party suppliers to provide certain raw materials and our manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging. To monitor the quality of the raw materials that the suppliers provide and the products that the third-party manufacturers produce, we randomly test our products through independent labs to ensure potency. In addition, we select those manufacturers who themselves adhere to high standards of Good Manufacturing Practices (GMPs).

DISTRIBUTION

     Our product lines are marketed under the brand names Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme, and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. Our products reach the retail channels in North America either through distributors or through direct shipments from us. Internationally, our products are sold through relationships with designated distributors. We also sell directly to consumers and to health care practitioners through our wholly-owned subsidiary, EpiPharma. Currently, two (2) customers, HKTPCO and our exclusive distributor for Canada, True North
Nutrition,  account  for  more  than  42%,  or  $1,184,234  of  our  net  sales.

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

MARKET AND COMPETITION

     The market for nutraceuticals is highly competitive in each of our existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of our competitors are substantially larger and more experienced than us, have longer operating histories and have materially greater financial and other resources than us. Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor. There can be no assurance that we will be able to compete successfully against our more  established  and  better-capitalized  competitors.

     Our principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. Since we do not market our products into mass-market distribution channels, we do not face direct competition from broad line manufacturers and major private label manufacturers and other companies. However, we face indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of certain dietary supplements in the health food store distribution channels based on price and availability. In addition, several large pharmaceutical companies compete with the nutritional supplement companies. We also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains.

     Although certain of our competitors are substantially larger than us and have greater financial resources, we believe that we compete favorably with other nutritional supplement companies because of our quality of products, ability to timely introduce new products and customer service. In addition, we focus on distinguishing our products from our competitors by offering more unique combinations of ingredients that have scientific support, but are either under utilized or under recognized in our industry.

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

     Additionally, as we license directly or indirectly through our contract manufacturers certain intellectual property from third parties from time-to-time, we can provide no assurance that these third parties can successfully maintain their intellectual property rights. One example is Phase 2(TM) that is the primary ingredient in the Company's Carb Eliminator(TM) and Maximum Strength Carb Eliminator(TM) and is the trademark of the Company's supplier. We license this product non-exclusively from a raw material supplier, Pharmachem Labs, thereby being able to utilize the supplier's recognized tradename and scientific data. The sales of certain of our products rely on our ability to maintain these licensing arrangements. If we loose the right to use these licenses, our business could be adversely affected. We are currently in compliance with all of the requirements of any of our license arrangements and have not been a party to any conversations with our licensees regarding any breaches or failures to meet our obligations. There are no annual license or other fees that we are required to pay under these license arrangements, except that we can only use the supplier's trademark if we purchase the ingredient directly from them.

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

     Revenue is recognized when a customer order is received at a stated price, the product is shipped, F.O.B. shipping point, and collectability is reasonably assured. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. The Company provides certain guarantees for volume of product movement. Based on the arrangements with customers, management estimates potential sales returns at the end of each reporting period and estimated sales returns are accrued for and recorded in net sales.

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
                                                   ======                 ======

COMPARISONS OF YEAR 2003 TO 2002

     Net sales for the year ended December 31, 2003 were $2,804,126 compared to net sales of $3,425,462 for the year ended December 31, 2002, a decrease of 18.1%. The decrease in net sales is due to the decrease in sales volume of certain products in the Company's Complete La Femme(R) line. The Company attributes these sales decreases to two main factors including the economic impact in 2003 in reduced overall consumer spending at the retail level thereby restricting demand at the wholesale level, and a strategic shift by the Company in the positioning of certain of its Complete La Femme(R) products for broader appeal. Specifically, the Company's Complete La Femme(R) Breast Enhancement Formula(TM) experienced sales decreases as a shift in the category required a focus more on hormone balancing. To adapt to this change, the Company introduced Complete La Femme(R) Breast & Balance(TM) with a new formulation for healthy breast cells and glandular tissue, to maintain healthy hormone levels, for PMS relief and to maintain proper immune function. Sales of the Company's Complete La Femme(R) Breast Enhancement Formula decreased from $985,000 in 2002 to $558,000 in 2003, a decrease of $427,000, or 43%. In addition, while the volume of certain of the Company's products such as Cal-Mag FIZZ(TM) continued to increase, the lower wholesale price compared to the Complete La Femme(R) line requires higher unit volume in order to make up for any difference in net sales between 2002 and 2003. Management believes that these factors will not have a continued material impact on the Company's business and that consumer spending will improve in the coming years as the industry grows. However, there is no assurance that this will happen.

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

COMPARISONS OF YEAR 2002 TO 2001

     Net sales for the year ended December 31, 2002 were $3,425,462 compared to net sales of $2,724,797 for the year ended December 31, 2001, an increase of 25.7%. The increase in net sales was attributable to the increased penetration of the Company's brands, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R) into existing and new retail customers including independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. In addition, the Company's net sales increases are attributable to the continued acceptance of new products that the Company is introducing to its existing and new customers in the North America. The sales of the Company's Complete La Femme(R) Breast Enhancement Formula was $985,000 in 2002 compared to $899,000 in 2001.

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

CRITICAL ACCOUNTING POLICIES

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. In certain circumstances and in an effort to support our retail channels, we allow our customers to return unsold merchandise if it does not turnover in a timely manner. We estimate returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. Management communicates regularly with customers to compile data on the volume of product being sold to the end users. This information is used by management to estimate any sales returns prior to the release of any financial information. Our experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

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

RISK FACTORS

     Our business is subject to a number of risks. In addition to the other information contained in this Form 10-KSB, the following risk factors are also outlined:

     We are dependent on third-party suppliers and manufacturers. If there is a disruption in product supply from any of our third-party suppliers, then it could have a significant adverse impact on our operations.

     There are numerous companies that produce or supply the types of products we distribute. We do not manufacture any of our products and depend entirely on third party manufacturers and suppliers. Typically, we do not have supply agreements, but submits purchase orders for our products. We currently utilize five (5) different contract manufacturers. Although we believe that a number of alternative manufacturers are available if required and that we could quickly replace our main suppliers with alternative sources at comparable prices and terms, a disruption in product supply from any of our third party suppliers could have a significant adverse impact on our operations.

     Our growth is dependent on new products. If we cannot successfully develop new products or if any newly developed products do not contribute favorably to our operations, then our competitive and financial positions could be adversely affected.

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

     We have had a history of losses and our business is subject to liquidity risk. If we cannot consistently generate positive cash flows or raise sufficient capital, if needed, then our business may be adversely affected.

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

     We are reliant on two major customers. If sales to either of these two customers are negatively affected, then it could have a material adverse impact on our business.

     Currently, two (2) customers, HKTPCO and our exclusive distributor for Canada, True North Nutrition, account for more than 42%, or $1,184,234 of our net sales. A slowdown or loss of either of these two customers could materially impinge our ability to grow and generate positive cash flows.

     Our business is sensitive to public perception. If any of our products prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our brands and financial condition may be adversely affected.

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

     We are at risk for product liability claims and require adequate insurance to protect us against such claims. If we are unable to secure the necessary insurance coverage at affordable cost to protect our business against any claims, then our ability to market and sell our products will adversely affected.

     We are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability. We are not aware of any claims pending against us or our products that if adversely decided would adversely affect our business. While we will continue to attempt to take what we consider to be appropriate precautions, there can be no assurance that these precautions will enable us to avoid significant product liability exposure in the future. We maintain product liability insurance through third party providers. The Company maintains $1,000,000 in product liability coverage for its products. We believe our insurance coverage is adequate; however, there can be no assurance that we will be able to retain our existing coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims. In addition to carrying our own coverage, we also requires our manufacturers to carry product liability insurance.

     Our stock price is volatile. If continued volatility occurs, then our stock may be less attractive to investors.

     The trading price of our common stock could be subject to significant fluctuations in response to variations in the results of our operations, our financial position, general trends in the consumer products industry, the relative illiquidity of the Company's common stock and stock market conditions generally. In addition, the Company's stock ownership is among a few individuals, thereby limiting the exposure of the Company's common stock to the general investing community.

     Our business faces intense competition. If we are unable to favorably compete in the marketplace, then we may be forced to curtail business operations.

     The nutraceutical industry is very competitive and many of our competitors have greater financial resources and name recognition. If we are unable to strengthen our position in the marketplace, we may be forced to reduce business operations which could have a materially adverse effect on our liquidity and results of operations.

CAPITAL EXPENDITURES

     We did not incur any capital expenditures during 2003. During 2002, we incurred $14,230 in capital expenditures for computers and equipment, respectively. As of December 31, 2003, we had no material commitments for capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company had $372,368 in current assets of which $76,075 or 20.4% was cash and receivables. Total current liabilities for the same period totaled $1,589,584. This represents a ratio of current assets to current liabilities of .23 at December 31, 2003. The Company has extended payment terms with certain vendors and has borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance. In order to assist the Company in its cash flow needs, these officers have elected to defer payment of their salaries knowing that their getting repaid may take an undeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such deferred salaries, the Company has elected to focus its efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in the day-to-day operations of the Company and understand that, if the Company is not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

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

     HKTPCO is an affiliate of Dr. Francis Choi, the primary holder of the Company's Class F preferred stock. The Company has an arrangement with HKTPCO whereby dividends payable to this shareholder may be offset by sale of product to HKTPCO. On orders from HKTPCO, except for certain designated products, one-third of the sales price is applied against the dividend payable obligation. These sales are priced at 15% off of the normal list price to HKTPCO. Revenue is recognized in the manner consistent with other non-affiliate sales, net of the 15% discount. This process is conducted only when HKTPCO provides a purchase order for products that HKTPCO needs during the normal course of its business. During the year ended December 31, 2003, the Company offset $178,086 of dividends under this arrangement. This shareholder's agreement to accept products for payment of dividends has assisted the Company's cash flow. The Company believes that the terms of this arrangement are on terms as favorable as could have been obtained from unrelated third parties. Management also believes that this arrangement will continue to allow the Company the flexibility and advantage in managing its operational cash flow in future periods as HKTPCO continues to grow its business in Asia and as the Company continues to supply product to them.

     The Company is in default on scheduled debt repayments of $561,842 for the year ended December 31, 2003. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2003 because of the related party nature of the arrangements. Management maintains a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. Management believes that it will continue to maintain this relationship in future periods. In order to assist the Company in its cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an undeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such debts, the Company believes that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, the Company has elected to focus its efforts on growing the business with the expectation that future cash flows from operations will generate enough cash repay these debts. If the Company determines that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, management will explore this option at that time. Until that time, management believes that it will continue to maintain a close relationship with these insiders in future periods so that such defaults do not have an adverse effect on the Company. If the creditors demand payment in the near term, the Company would not have funds to repay these obligatons. The Company would be required to then raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

     At December 31, 2003, 27% of the Company's trade accounts receivable balance is due from HKTPCO (See Note 4). Approximately 31% of net sales for the year ended December 31, 2003 were from HKTPCO. Two other customers, True North Nutrition and Palko Distributing Company, represent 17% of net sales for the year ended December 31, 2003, while only representing 3% of the Company's trade accounts receivable balance at December 31, 2003. The Company experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. At December 31, 2003, accounts receivable from mass market customers was $2,131 net of applicable allowances. The Company primarily concentrated its marketing and sales efforts in the health food channels in 2003. At the end of 2003, the Company decided to limit its marketing in the mass market and discontinued a contract with one of its major mass market retailers. The Company does not expect that sales to mass market retailers will constitute a significant portion of the Company's sales in future periods.

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

     Management is attempting to generate positive cash flows as the Company grows by maintaining costs. However, the Company will require increasing cash flows to finance its needs for inventory to successfully build the distribution of its products into the marketplace. Management believes that it may require more capital in the next six to twelve months to meet its obligations for growth. The amounts, sources, timing and structure of any financing that the Company requires will be determined by management at the appropriate time. Management intends to continue to borrow from it officers to fund cash flow short falls. Management believes that these individuals have the wherewithal to make advances to the Company when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow. However, there can be no assurances that the cash can be successfully raised. If the Company cannot raise the capital, the effect may be that the Company will not meet its projections for growth.

     Management believes that the Company's needs for capital in the long term, or next 12-24 months, will be minimized as the Company experiences increases in sales since the Company's existing operations are capable of absorbing the growth without any further operational expense. If in the future, the Company expands its product lines more rapidly and attempts to implement more aggressive advertising programs that require further investments of capital, the Company will need to raise the necessary capital for this at that time. Since Management has no immediate plans for such product expansion and advertising promotion, the amount and nature of how the Company would raise any necessary funds cannot be determined at this time.

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

     None

Item 8A - Controls and Procedures
---------------------------------

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

     The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company had adequate controls and procedures as of the end of the period covered by this report on form 10-KSB.


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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's securities to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. In compliance with Section 16(a), no officer, director or Section 16(a) officer has sold or acquired any Baywood stock during the last calendar year, thus not requiring any reports under Section16(a) to be filed.

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

Item 10 - Executive Compensation
--------------------------------

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

ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS OF THE COMPANY

     The Company's affairs are managed by the Board of Directors. During the year ended December 31, 2003, the Board of Directors met once and held one (1) meeting via unanimous consent in lieu of a special meeting. All but one director attended 75% of the Board Meetings during the year ended December 31, 2003.
Carmen Choi was not present at the one meeting of the Board of Directors. In addition to regularly scheduled meetings, a number of directors were involved in numerous informal discussions with management, offering advice and suggestions on a broad range of corporate matters.

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

     Security Ownership of Certain Beneficial Owners

        (1)                (2)                   (3)              (4)

                   Name and Address of    Amount and Nature     Percent
  Title of Class     Beneficial Owner    of Beneficial Owner   of Class
  ---------------  --------------------  --------------------  ---------
      Common           Linda Lee (1)(3)            2,423,647        5.1%
                     Hong Kong, China

      Common         Francis Choi (2)(3)          19,301,587       40.5%
                     Hong Kong, China

     Preferred       Francis Choi (2)(3)             805,625       95.2%
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

     (3) For purposes of the address of each beneficial owner, each beneficial owner may be reached at the Company's headquarters located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260.

     Security Ownership of Management

      (1)                    (2)                        (3)                  (4)

                     Name and Address of       Amount and Nature of
Title of Class         Beneficial Owner          Beneficial Owner     Percent of Class
---------------  ----------------------------  ---------------------  -----------------

                  Neil Reithinger (1)(3)(5)
    Common              Scottsdale, AZ               2,702,640              5.7%

                  Karl H. Rullich (2)(3)(5)
    Common              Scottsdale, AZ               2,422,000              5.1%

                 Karl H. Rullich (2)(3)(4)(5)
   Preferred            Scottsdale, AZ                 5,625                  -

                   O. Lee Tawes, III (3)(5)
    Common              Scottsdale, AZ               1,875,000              3.9%

                    Carmen Choi (3)(4)(5)
    Common              Scottsdale, AZ                200,000                 -

                     Samuel Lam (3)(4)(5)
    Common              Scottsdale, AZ                200,000                 -

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

     (3)  Director

     (4)  Less  than  one  percent

     (5) For purposes of the address of each beneficial owner, each beneficial owner may be reached at the Company's headquarters located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260.


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
                                   AND RIGHTS            RIGHTS              COLUMN (a))

                                      (a)                 (b)                    (c)
------------------------------------------------------------------------------------------------
Equity compensation plans               4,962,500  $             0.12                       -0-
approved by security holders
------------------------------------------------------------------------------------------------
Equity compensation plans not                 -0-                 -0-                       -0-
approved by security holders
------------------------------------------------------------------------------------------------
Total                                   4,962,500  $             0.12                 1,012,500
------------------------------------------------------------------------------------------------

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     In 2000, the Company's single largest shareholder, Dr. Francis Choi, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were 31% of net sales, or approximately $857,000, for the year ended December 31, 2003, and 21% of net sales, or approximately $725,000 for the year ended December 31, 2002. Accounts receivable due from HKTPCO at December 31,
2003,  was  27%  of  total  accounts  receivable.

     The Company has adopted a policy that transactions with affiliated persons or entities will be on terms no less favorable than those that could be obtained from unaffiliated third parties on an arm's length basis, and that any such transaction must be reviewed by the Company's independent directors.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

     (a)  Exhibits

Exhibit Number                        Exhibit Name                        Method of Filing
--------------  --------------------------------------------------------  ----------------

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

4.1                        Specimen Common Stock Certificate                    ***

4.2                           Description of Common Stock                       ****

4.3                       Specimen Preferred Stock Certificate                 *****

4.4                       Conditions of Preferred Certificate                  ******

                Certificates Describing Rights and Restrictions of Class
                  "A", "B" and "C" Preferred Shares as filed with the
4.5                  Secretary of State of Nevada on July 18, 1997            *******

                Certification Pursuant to Rule 13a-14(a)/15d-14(a), and
31.1                 Section 302 of the Sarbanes-Oxley Act of 2002         Filed herewith

                  Certification Pursuant to 18 U.S.C. Section 1350, As
                    Adopted Pursuant to Section 906 Of The Sarbanes-
32.1                               Oxley Act Of 2002                       Filed herewith

                  Baywood International Inc., Code of Ethical Conduct
Item 14                              filed herewith                        Filed herewith

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

*******   Incorporated  by  reference  to  Exhibit  4.5 of annual report on Form
10-KSB (file no. 33-10236) filed on March 30, 1998.

     (b)  Reports  on  Form  8-K

          None.

Item 15 - Principal Accountant Fees and Services
------------------------------------------------

     The chart below sets forth the fees paid to EWC, our independent public accountants, for audit and other services for the years ended December 31, 2003 and 2002.

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

Dated: July 28, 2004                        /s/ Neil Reithinger
                                            -------------------
Baywood International, Inc.                 Neil Reithinger
                                            Chairman of the Board, President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


      SIGNATURE                      CAPACITY                     DATE
      ---------                      --------                     ----

/s/ Neil Reithinger    Chairman of the Board, President and   July 28, 2004
---------------------         Chief Executive Officer
Neil Reithinger


/s/ Karl H. Rullich          Vice-President, Secretary        July 28, 2004
-------------------               and Director
Karl H. Rullich


/s/ O. Lee Tawes, III               Director                  July 28, 2004
---------------------
O. Lee Tawes, III


/s/ Carmen Choi                     Director                  July 28, 2004
---------------
Carmen Choi


/s/ Samuel Lam                      Director                  July 28, 2004
--------------
Samuel Lam

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

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED                            F-6
     DECEMBER 31, 2003 AND 2002

NOTES TO FINANCIAL STATEMENTS                                           F-7

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Stockholders and Board of Directors of Baywood International, Inc.:


We have audited the accompanying consolidated balance sheet of Baywood International, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2003, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting standards generally accepted in the United States of America.

As disclosed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $2,040,897 at December 31, 2003. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  EPSTEIN, WEBER & CONOVER, PLC
     Scottsdale, Arizona
     March 10, 2004

                           BAYWOOD INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             As of December 31, 2003

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
                                                                -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value,
    10,000,000 shares authorized
      Class F, 11,250 shares issued and outstanding;
        stated value of $900,000                                      11,250
      Class A, 35,000 shares issued and outstanding                   35,000
  Common stock, $.001 par value, 50,000,000
     shares authorized, 32,768,235 shares
     issued and outstanding                                           32,768
  Additional paid-in capital                                       8,760,365
  Accumulated deficit                                            (11,618,940)
                                                                -------------
      Total stockholders' deficit                                 (2,779,557)
                                                                -------------
        Total liabilities and stockholders' deficit             $    433,708
                                                                =============

                 See accompanying notes to financial statements.

                                 BAYWOOD INTERNATIONAL, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             -------------------------------------

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

                                                BAYWOOD INTERNATIONAL, INC.

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            -------------------------------------

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

                                                 BAYWOOD INTERNATIONAL, INC.

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        ------------------------------------------------

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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $2,040,867 at December 31, 2003. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, the Company implemented a new strategic direction with new products and distribution. Since then, the Company has increased sales volume significantly. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to continue to borrow from it officers to fund cash flow short falls. Management believes that these individuals have the wherewithal to make advances to the Company when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles  of  Consolidation
-----------------------------

     The consolidated financial statements include the accounts of the Company and EpiPharma, Inc. There is no significant activity in EpiPharma. All significant intercompany accounts and transactions have been eliminated.

Revenue  Recognition
--------------------

     Revenue is recognized when a customer order is received at a stated price, the product is shipped, F.O.B. shipping point, and collectability is reasonably assured. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. The Company provides certain guarantees for volume of product movement. Based on the arrangements with customers, management estimates potential sales returns at the end of each reporting period and estimated sales returns are accrued for and recorded in net sales. Management communicates regularly with customers to compile data on the volume of product being sold to the end users. This information is used by management to estimate any sales returns. The Company's experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
-----------------------------------------------------------------------

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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
                 ========

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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
                                             ==========

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2002 and 2001

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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