Form 10QSB
period 2004-06-30
BAYWOOD INTERNATIONAL INC
filed 2004-08-13
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

     FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
     ---------------------                           ----------------------
        June 30, 2004                                        0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


                 Nevada                                    77-0125664
     (state or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification Number)


                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
                    (Address of principal office)  (Zip code)


       Registrant's telephone number, including area code:  (480) 951-3956


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


As of June 30, 2004, there were 35,343,235 shares of Baywood International, Inc.
                   common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet as of June 30, 2004                                             3

Statements of Operations for the three and six months ended June 30, 2004     4

Statements of Cash Flows for the three and six months ended June 30, 2004     5

Footnotes to Financial Statements                                             6

Statement of Information Furnished                                           10

Item 2 - Management's Discussion and Analysis or Plan of Operation           11

Item 3 - Controls and Procedures                                             19

PART II - OTHER INFORMATION                                                  19

Item 1 - Legal Proceedings                                                   19

Item 2 - Changes in Securities and Use of Proceeds                           19

Item 3 - Defaults Upon Senior Securities                                     19

Item 4 - Submission of Matters to a Vote of Security Holders                 19

Item 5 - Other Information                                                   19

Item 6 - Exhibits and Reports on Form 8-K                                    20

SIGNATURES                                                                   21

                           BAYWOOD INTERNATIONAL, INC.

                                  BALANCE SHEET
                                  -------------
                                  June 30, 2004
                                   (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and equivalents                                    $     26,137
  Accounts receivable (net of allowance of $1,616)              47,790
  Inventories                                                  220,353
  Prepaid expenses and other current assets                     12,734
                                                          -------------
          Total current assets                                 307,014
                                                          -------------

PROPERTY & EQUIPMENT
  Computers & Equipment
    (net of accumulated depreciation of $192,697)               53,978
                                                          -------------

OTHER ASSETS
  Investment in Aidan Products, L.L.C.                         350,000
                                                          -------------

          Total assets                                    $    710,992
                                                          =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                        $    622,110
  Customer deposits                                            142,941
  Bank line of credit                                          110,327
  Interest payable                                             289,938
  Accrued liabilities                                          646,662
  Notes payable                                                618,483
                                                          -------------
          Total current liabilities                          2,430,461
                                                          -------------

REDEEMABLE PREFERRED STOCK                                     800,000
                                                          -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value,
    10,000,000 shares authorized
      Class F, 17,335 shares issued and outstanding;
        stated value of $1,386,800                              17,335
      Class A, 35,000 shares issued and outstanding             35,000
  Common stock, $.001 par value, 50,000,000
     shares authorized, 35,343,235 shares
     issued and outstanding                                     35,343
    Additional paid-in capital                               9,406,698
  Deferred stock compensation                                  (99,167)
  Accumulated deficit                                      (11,914,678)
                                                          -------------
          Total stockholders' deficit                       (2,519,469)
                                                          -------------
            Total liabilities and stockholders' deficit   $    710,992
                                                          =============

                 See accompanying notes to financial statements.

                                  BAYWOOD INTERNATIONAL, INC.

                                   STATEMENTS OF OPERATIONS
                                   ------------------------
                                          (Unaudited)

                                            Three Months Ended           Six Months Ended
                                                June 30,                     June 30,
                                            2004          2003          2004          2003
                                        ------------  ------------  ------------  ------------
NET SALES                               $   848,297   $   685,175   $ 1,375,739   $ 1,229,567

COST OF SALES                               496,484       326,814       773,107       597,205
                                        ------------  ------------  ------------  ------------
  Gross profit                              351,813       358,361       602,632       632,362
                                        ------------  ------------  ------------  ------------

S, G & A EXPENSES:
  Marketing expenses                        134,969       160,321       294,508       308,108
  General and administrative expenses       216,794       235,828       404,469       458,368
  Depreciation and amortization               6,444         6,181        12,626        12,363
                                        ------------  ------------  ------------  ------------
      Total S, G & A expenses               358,207       402,330       711,603       778,839
                                        ------------  ------------  ------------  ------------
            Operating (loss)                 (6,394)      (43,969)     (108,971)     (146,477)
                                        ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
  Interest income                                 -            26             -            29
  Miscellaneous income                            -             -             -             -
  Interest expense                          (24,929)      (14,580)      (40,560)      (28,695)
                                        ------------  ------------  ------------  ------------
      Total other expense                   (24,929)      (14,554)      (40,560)      (28,666)
                                        ------------  ------------  ------------  ------------

(LOSS) BEFORE INCOME TAXES                  (31,323)      (58,523)     (149,531)     (175,143)

INCOME TAX PROVISION                              -             -             -             -
                                        ------------  ------------  ------------  ------------

NET (LOSS)                              $   (31,323)  $   (58,523)  $  (149,531)  $  (175,143)
                                        ============  ============  ============  ============

BASIC NET (LOSS)
  PER COMMON SHARE                                *             *   $     (0.01)  $     (0.01)
                                        ============  ============  ============  ============

DILUTED NET (LOSS)
  PER COMMON SHARE                                *             *   $     (0.01)  $     (0.01)
                                        ============  ============  ============  ============

WEIGHTED AVERAGE OF
  COMMON SHARES OUTSTANDING              34,425,653    32,768,235    33,596,944    32,768,235
                                        ============  ============  ============  ============

*  Less than $(0.01) per share

                        See accompanying notes to financial statements.

                                           BAYWOOD INTERNATIONAL, INC.

                                            STATEMENTS OF CASH FLOWS
                                            ------------------------
                                                   (Unaudited)

                                                                            For The Six Months Ended June 30,
                                                                                  2004                2003
                                                                          --------------------  ----------------
OPERATING ACTIVITIES:
  Net (loss)                                                              $          (149,531)  $      (175,143)
  Adjustments to reconcile net loss to cash used
   by operating activities:
    Depreciation and amortization                                                      12,626            12,362
    Amortization of debt discount                                                       8,333                 -
  Changes in assets and liabilities:
    Decrease in accounts receivable                                                    26,388            43,936
    (Increase) decrease in inventory                                                   20,946           (91,258)
    Decrease in prepaid expenses                                                       36,355            37,687
    Increase (decrease) in interest payable                                           (12,988)           20,491
    Increase in deferred revenue                                                      142,941                 -
    Increase (decrease) in accounts payable and accrued liabilities                  (164,093)          126,774
                                                                          --------------------  ----------------
          Net cash (used) by operating activities                                     (79,023)          (25,151)
                                                                          --------------------  ----------------

INVESTING ACTIVITIES:
  Investment in Aidan Products, L.L.C.                                               (350,000)                -
  Purchase of computer equipment                                                       (5,264)                -
                                                                          --------------------  ----------------
          Net cash (used) by investing activities                                    (355,264)                -
                                                                          --------------------  ----------------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                         573,000           181,304
  Proceeds from bank line of credit                                                    77,175           146,590
  Proceeds from exercise of stock options and warrants for common stock                   525                 -
  Principal payments on notes payable                                                (198,078)         (285,452)
                                                                          --------------------  ----------------
          Net cash provided by financing activities                                   452,622            42,442
                                                                          --------------------  ----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                           18,335            17,291
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                               7,802             9,883
                                                                          --------------------  ----------------
CASH AND EQUIVALENTS, END OF PERIOD                                       $            26,137   $        27,174
                                                                          ====================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                              $            53,548   $             -

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued preferred stock dividend                                        $                 -   $       239,980
  Debt discount for warrants                                              $            28,118   $             -
  Exercise of warrants and options through reduction of debt              $           400,000   $             -

                                 See accompanying notes to financial statements.

                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $2,123,447 at June 30, 2004. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, the Company implemented a new strategic direction with new products and distribution. Since then, the Company has increased sales volume significantly. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to continue to borrow from it officers to fund cash flow short falls. Management believes that these individuals have the wherewithal to make advances to the Company when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow.


Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company and EpiPharma, Inc. There is no significant activity in EpiPharma. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
-------------------

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

Stock-Based Compensation
------------------------

     Statements of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

Loss Per Share
--------------

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted Statements of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share.

Advertising Expenses
--------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $34,000 and $89,000 for the three and six month periods ended June 30, 2004, respectively, compared to $39,000 and $79,000 for the comparable periods in 2003, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Financial Instruments
---------------------

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

Recently Issued Accounting Standards
------------------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." In December 2003, the FASB revised FIN 46 to reflect decisions it made regarding a number of implementation issues. FIN 46, as revised, requires that the primary beneficiary of a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. This interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The interpretation also establishes additional disclosures which are required regarding an enterprise's involvement with a variable interest entity when it is not the primary beneficiary. The requirements of this interpretation are required to be applied for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions must be applied for the first interim or annual period ending after December 15, 2003. The Company does not have any controlling interest, contractual relationships or other business relationships with unconsolidated variable interest entities, and therefore the adoption of this standard did not have any effect on the Company's financial position and results of operations.

Note 3 - LOSS PER SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three and six month periods ended June 30, 2004 and 2003 because the effect of their inclusion would be anti-dilutive.

                                               2004                             2003
                                            ----------                       ----------
                                                          Per                              Per
                                   Loss       Shares     share      Loss       Shares     share
                                ----------  ----------  -------  ----------  ----------  -------
Net (Loss)                      $(149,531)                       $(175,143)
Preferred stock dividends        (146,208)                        (117,000)
BASIC INCOME (LOSS ) PER
SHARE
Income (loss) available to      $(295,739)  33,596,944  $(0.01)  $(292,143)  32,768,235  $(0.01)
common stockholders
Effect of dilutive securities       N/A                              N/A
DILUTED LOSS PER SHARE                      33,596,944  $(0.01)              32,768,235  $(0.01)

*  Less than $0.01 per share

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 11,810,892 shares of common stock were outstanding at June 30, 2004. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 11,240,892 shares of common stock were outstanding at June 30, 2003. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Note 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

     The Company generates its revenue from numerous customers, primarily in the United States. The Company's product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the three month period ended June 30, 2004:

          Net Sales
          ---------
                                   2004        2003
                                ----------  ----------
          Dietary Supplements:
            United States       $  499,631  $  724,160
            Canada                 163,605     214,409
            Asia                   616,894     212,449
            Turkey                       -      32,328
            Other                   95,609      46,221
                                ----------  ----------
                Total           $1,375,739  $1,229,567
                                ==========  ==========

Note 5 - INVESTMENT IN AIDAN PRODUCTS

     On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan Products, L.L.C. ("Aidan"), a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. We paid a non-refundable cash deposit of $350,000 upon signing of the letter of intent, agreed to pay $400,000 in cash at closing, agreed to issue a one-year, convertible note for $500,000 at 8% interest convertible into shares of our common stock, agreed to issue 4,000,000 shares of our common stock and 1,000,000 warrants for our common stock at an exercise price of $0.25. This Transaction assists us in expanding our business plan to become more of a life sciences company and to expand into the healthcare practitioner market (See our Preliminary Proxy Statement on Schedule 14A filed with the SEC on August 2, 2004). The cash deposit of $350,000 was funded through a note payable, bearing an annual interest rate of 10%, to Mr. O. Lee Tawes, III, a director of the Company. As part of this note payable, we also issued to Mr. Tawes a warrant for the purchase of 1,725,000 shares of our common stock at an exercise price of $0.04.

Note 6 - STOCKHOLDERS' DEFICIT

     During the three month period ended June 30, 2004, the Company issued shares through the exercise of employee options. One exercise was for 25,000 shares at $0.023 per share. The second was for 400,000 shares exercised at $0.08 per share. The employee/officer exercised the option in exchange for $32,000 in debts owed to him by the Company.

     During the three month period ended June 30, 2004, the Company entered into an agreement for consulting services. The consultant is to provide services for a period of five years. Under the terms of the agreement, the Company is to compensate the consultant by granting 5,000,000 shares of common stock over the term of the agreement. There are cash penalties due from the consultant for non-performance. During the three month period ended June 30, 2004, the Company granted 2,150,000 shares of common stock under the terms of the agreement. The shares are valued at the $0.05 per share trading price at the time the Company entered into the agreement. Since the consultant has not earned the value of those shares at June 30, 2003, the unearned balance of $99,167 is classified as deferred stock compensation in the stockholders' deficit section in the accompanying balance sheet.

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and cash flows for the three and six months ended June 30, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

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

PRODUCTS

     Our products currently consist of three (3) nutraceutical brand lines, Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). The number of different products within each line varies depending on the types of products that we decide to develop from time-to-time. In addition, variable factors such as counts and sizes of each product that we choose to develop may make the total number of Shelf Keeping Units (SKUs) available within each line subject to change at any time. We often incorporate product displays for our products that hold from six (6) to twenty (20) units of each product as a marketing aid to help our retail customers display and sell the products to our consumers.

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

     We intend to develop other new products and SKUs within these lines in the future. Management believes that there may be products that are developed outside of these lines that need their own separate identity. Management can provide no assurances as to the continued viability of any current products within the marketplace or the expected marketability of any future products that the Company may develop or acquire.

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

MANUFACTURING AND QUALITY CONTROL

     For all of our products, we use third-party manufacturers who manufacture and package our products according to formulas and packaging guidelines that we dictate. In addition and in order to minimize the cost of goods, we may elect to purchase raw or bulk materials directly from various raw material suppliers and have them shipped to our manufacturers so that we may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product. Currently, all of our suppliers from which we either purchase raw materials or contract with for manufacturing are unrelated to the Company.

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

     We do not generally experience wide variances in the amount of inventory we maintain. However, management anticipates that an increase in inventory levels will be necessary in the coming quarters as demand, the number of accounts and the number of SKUs increase. We guarantee efficacy on all of our products. In certain circumstances and in an effort to support its retail channels, we allow our customers to return unsold merchandise if it does not turnover in a timely manner. We estimate returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable.

RESULTS OF OPERATIONS

     Net sales for the three and six months ended June 30, 2004, were $848,297 and $1,375,739, respectively, compared to $685,175 and $1,229,567, respectively, for the same period last year, an increase of $163,122, or 23.8%, for the three months and $146,172, or 11.9%, for the six months. The increase in net sales is primarily attributable to the increase in international sales volume to Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") in Hong Kong, our exclusive marketer and distributor for all of Asia. We attribute this overall increase to our recovering sales that had previously been delayed in the first half of 2003 due to the impact of SARS in Hong Kong. Our net sales into the North American market (U.S. and Canada) were $708,882 for the six month period ended June 30, 2004, compared to $938,569 for the same period last year. The decrease is attributable to a shift in the sales mix of certain of our products toward certain items that have lower wholesale prices, such as Cal-Mag FIZZ(TM), compared to certain of our products, such as Complete La Femme(R), that were sold in the comparable period in 2003. We see this situation improving, however, in subsequent quarters as we introduce more new products and as we continue to grow our distribution at the retail level.

     Our gross profit margin for the three and six months ended June 30, 2004, was 41.5% and 43.8%, respectively, compared to 52.3% and 51.4%, respectively, for the same periods last year. The overall decrease in gross profit margin percentage of 7.6% for the six month period is attributable to the higher mix of sales for the three and six months ended June 30, 2004 into the international market, particularly to HKTPCO in Hong Kong. In any particular quarter, we may experience fluctuations in gross profit margin percentage either due to our utilization of sales discounts that we implement from time-to-time to grow our distribution into North America or due to the variation in sales mix of lower margin products that are sold into the international market, where gross margin percentages are typically lower. These variations in gross margin percentage are not, in management's belief, indicative of general pricing pressure on our brands in the marketplace.

     Selling, general and administrative expenses for the three and six months ended June 30, 2004, were $358,207 and $711,603, respectively, compared to $402,330 and $778,839, respectively, for the same periods last year, an overall decrease of $67,236, or 8.6%, for the six months. We continue to closely monitor our operational expenditures and attempt to control any unnecessary costs whenever possible. As sales recover and grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. The Company may promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. General and administrative expenses decreased approximately $54,000 during the six month period ended June 30, 2004 due to the aggregate effect of our cost-cutting measures implemented throughout the Company.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three and six months ended June 30, 2004 was $(31,323), or less than $(.01) per share, and $(149,531), or less than $(.01) per share, respectively, compared to a net loss of $(58,523), or less than $(.01) per share, and $(175,143), or less than $(.01) per share, respectively, for the same periods last year.

OTHER INFORMATION

     Interest expense was $24,929 and $40,560 for the three and six months ended June 30, 2004, respectively, compared to $14,580 and 28,695 for the same periods last year. The Company's interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit. The increase for the six month period is mainly attributable to the increase in notes payable to Mr. O. Lee Tawes, III, a director, who was issued the note payable as part of our proposed acquisition of Aidan Products, L.L.C. ("Aidan"). Aidan is a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan by making a non-refundable cash deposit of $350,000 upon signing of the letter of intent. See our Preliminary Proxy Statement on Schedule 14A filed with the SEC on August 2, 2004.

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

CAPITAL EXPENDITURES

     During the quarter ended June 30, 2004 and June 30, 2003 the Company incurred no capital expenditures. As of June 30, 2004, the Company had no material commitments for capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, the Company had $307,014 in current assets of which $73,927, or 24.1%, was cash and receivables. Total current liabilities for the same period totaled $2,430,461. This represents a ratio of current assets to current liabilities of .126 at June 30, 2004. We have extended payment terms with certain vendors and have borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance. In order to assist the Company in its cash flow needs, these officers have elected to defer payment of their salaries knowing that their getting repaid may take an undeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such deferred salaries, the Company has elected to focus its efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in the day-to-day operations of the Company and understand that, if the Company is not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

     As of the six months ended June 30, 2004, we incurred a net working capital deficiency of approximately $2,123,447 from operations. The Company's needs for cash through the first six months of 2004 had primarily been funded through operational cash flow.

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

     We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at June 30, 2004 because of the related party nature of the arrangements. Management maintains a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. Management believes that it will continue to maintain this relationship in future periods. In order to assist the Company in its cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an undeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash repay these debts. If the Company determines that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, management will explore this option at that time. Until that time, management believes that it will continue to maintain a close relationship with these insiders in future periods so that such defaults do not have an adverse effect on the Company. If the creditors demand payment in the near term, we would not have funds to repay these obligations. The Company would be required to then raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

     For the six month period ended June 30, 2004, approximately 43% of net sales were from HKTPCO. Another customer, True North Nutrition, represented 12% of net sales for the same period. We experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. We primarily concentrated our marketing and sales efforts in the health food channels in 2003. At the end of 2003, we decided to limit our marketing in the mass market and discontinued a contract with one of our major mass market retailers. We do not expect that sales to mass market retailers will constitute a significant portion of the Company's sales in future periods.

     The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Most of the Company's products contain a 90-day money back guarantee. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. This allowance is $1,616 at June 30, 2004.

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

     Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $3,865,000 deferred income tax asset related primarily to net operating loss carryforwards at June 30, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

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

OFF BALANCE SHEET ARRANGEMENTS

     The Company's liquidity has not depended on off balance sheet transactions. For the quarter ended June 30, 2004, the Company did not engage in any off balance sheet transactions.

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

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer as appropriate, to allow timely decisions regarding disclosures.

     We have confidence in our internal controls and procedures. Nevertheless, the Company's management, including the Chief Executive Officer and Principal Accounting Officer, does not expect that its disclosure procedures and controls or its internal controls will prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

     The Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company had adequate controls and procedures as of the end of the period covered by this report on form 10-QSB.

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

    31.1        Certification Pursuant to Rule 13a-14(a)/15d-14(a), and     Filed herewith
                Section 302 of the Sarbanes-Oxley Act of 2002

    32.1        Certification Pursuant to 18 U.S.C. Section 1350, As        Filed herewith
                Adopted Pursuant to Section 906 Of The Sarbanes-
                Oxley Act Of 2002

     (a)  Exhibits

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

Dated: August 13, 2004                      /s/ Neil Reithinger
                                            -------------------
                                            Neil Reithinger
Baywood International, Inc.                 Chairman of the Board, President and
                                            Chief Executive Officer