Form 10QSB
period 2004-09-30
BAYWOOD INTERNATIONAL INC
filed 2004-11-15
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


         FOR THE QUARTER ENDED                   COMMISSION FILE NUMBER
         ---------------------                   ----------------------
          September 30, 2004                            0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


               Nevada                                  77-0125664
   (state or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)               Identification Number)


                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
                    (Address of principal office)  (Zip code)


       Registrant's telephone number, including area code:  (480) 951-3956


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


As of September 30, 2004, there were 35,493,235 shares of Baywood International,
                 Inc. common stock, $.001 par value outstanding.

                             BAYWOOD INTERNATIONAL, INC.

                                  TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Balance Sheet as of September 30, 2004                                              3

Statements of Operations for the three and nine months ended September 30, 2004     4

Statements of Cash Flows for the nine months ended September 30, 2004               5

Footnotes to Financial Statements                                                   6

Statement of Information Furnished                                                 10

Item 2 - Management's Discussion and Analysis or Plan of Operation                 11

Item 3 - Controls and Procedures                                                   19

PART II - OTHER INFORMATION                                                        19

Item 1 - Legal Proceedings                                                         19

Item 2 - Changes in Securities and Use of Proceeds                                 20

Item 3 - Defaults Upon Senior Securities                                           20

Item 4 - Submission of Matters to a Vote of Security Holders                       20

Item 5 - Other Information                                                         20

Item 6 - Exhibits and Reports on Form 8-K                                          20

SIGNATURES                                                                         22

                    BAYWOOD INTERNATIONAL, INC.

                           BALANCE SHEET
                           -------------
                        September 30, 2004
                            (Unaudited)
                              ASSETS
                              ------


CURRENT ASSETS
  Cash and equivalents                               $     19,792
  Accounts receivable (net of allowance of $0)            135,841
  Inventories                                             236,783
  Prepaid expenses and other current assets                33,583
                                                     -------------
    Total current assets                                  425,998
                                                     -------------

PROPERTY & EQUIPMENT
  Computers & Equipment
    (net of accumulated depreciation of $199,142)          47,533
                                                     -------------

OTHER ASSETS
  Investment in Aidan Products, L.L.C.                    350,000
                                                     -------------

      Total assets                                   $    823,531
                                                     =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                   $    626,369
  Customer deposits                                       358,699
  Bank line of credit                                      52,634
  Interest payable                                        265,278
  Accrued liabilities                                     684,174
  Notes payable                                           640,357
                                                     -------------
    Total current liabilities                           2,627,511
                                                     -------------

REDEEMABLE PREFERRED STOCK                                800,000
                                                     -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value,
   10,000,000 shares authorized
    Class F, 17,335 shares issued and outstanding;
     stated value of $1,386,800                            17,335
    Class A, 35,000 shares issued and outstanding          35,000
  Common stock, $.001 par value, 50,000,000
   shares authorized, 35,493,235 shares
   issued and outstanding                                  35,493
  Additional paid-in capital                            9,414,048
  Deferred stock compensation                             (94,167)
  Accumulated deficit                                 (12,011,689)
                                                     -------------
    Total stockholders' deficit                        (2,603,980)
                                                     -------------
      Total liabilities and stockholders' deficit    $    823,531
                                                     =============

                See accompanying notes to financial statements.


                                    -- 3 --

                                  BAYWOOD INTERNATIONAL, INC.

                                   STATEMENTS OF OPERATIONS
                                   ------------------------
                                          (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                               September 30,              September 30,
                                            2004          2003          2004          2003
                                        ------------  ------------  ------------  ------------
NET SALES                               $   887,724   $ 1,190,509   $ 2,263,463   $ 2,420,076

COST OF SALES                               551,213       710,419     1,324,319     1,307,624
                                        ------------  ------------  ------------  ------------
  Gross profit                              336,511       480,090       939,144     1,112,452
                                        ------------  ------------  ------------  ------------

S, G & A EXPENSES:
  Marketing expenses                        125,598       177,192       420,106       485,301
  General and administrative expenses       196,323       208,307       600,792       666,674
  Depreciation and amortization               6,444         6,181        19,070        18,544
                                        ------------  ------------  ------------  ------------
    Total S, G & A expenses                 328,365       391,680     1,039,969     1,170,519
                                        ------------  ------------  ------------  ------------
      Operating income (loss)                 8,146        88,410      (100,825)      (58,067)
                                        ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
  Interest income                                18            41            21            69
  Miscellaneous income                            -             -             -             -
  Interest expense                          (32,070)      (13,647)      (72,633)      (42,342)
                                        ------------  ------------  ------------  ------------
    Total other expense                     (32,052)      (13,606)      (72,612)      (42,273)
                                        ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES           (23,906)       74,804      (173,437)     (100,340)

INCOME TAX PROVISION                              -             -             -             -
                                        ------------  ------------  ------------  ------------

NET INCOME (LOSS)                       $   (23,906)  $    74,804   $  (173,437)  $  (100,340)
                                        ============  ============  ============  ============

BASIC NET INCOME (LOSS)
  PER COMMON SHARE                                *             *   $     (0.01)  $     (0.01)
                                        ============  ============  ============  ============

DILUTED NET INCOME (LOSS)
  PER COMMON SHARE                                *             *   $     (0.01)  $     (0.01)
                                        ============  ============  ============  ============

WEIGHTED AVERAGE OF
  COMMON SHARES OUTSTANDING              35,439,431    32,768,235    34,215,589    32,768,235
                                        ============  ============  ============  ============

* Less than $(0.01) per share
                See accompanying notes to financial statements.


                                    -- 4 --

                                          BAYWOOD INTERNATIONAL, INC.

                                           STATEMENTS OF CASH FLOWS
                                           ------------------------
                                                  (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                                2004               2003
                                                                         ------------------  -----------------
OPERATING ACTIVITIES:
  Net (loss)                                                             $        (173,437)  $       (100,340)
  Adjustments to reconcile net loss to cash used
    by operating activities:
      Depreciation and amortization                                                 19,070             18,543
      Amortization of deferred stock compensation                                   20,833                  -
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                           (61,663)           (74,815)
       (Increase) decrease in inventory                                              4,517            (35,170)
       Decrease (increase) in prepaid expenses                                      15,506             (9,195)
       Increase (decrease) in interest payable                                      (5,648)            30,216
       Increase in customer deposits                                               358,699                  -
       Increase (decrease) in accounts payable and accrued liabilities            (195,426)           174,395
                                                                         ------------------  -----------------
          Net cash provided by (used in) operating activities                      (17,549)             3,634
                                                                         ------------------  -----------------

INVESTING ACTIVITIES:
  Investment in Aidan Products, L.L.C.                                            (350,000)                 -
  Purchase of computer equipment                                                    (5,264)                 -
                                                                         ------------------  -----------------
          Net cash (used) by investing activities                                 (355,264)                 -
                                                                         ------------------  -----------------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                      667,500            201,306
  Proceeds from bank line of credit                                                337,052            484,435
  Proceeds from exercise of stock options for common stock                             575                  -
  Principal payments on notes payable and bank line of credit                     (620,324)          (671,288)
                                                                         ------------------  -----------------
          Net cash provided by financing activities                                384,803             14,453
                                                                         ------------------  -----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                        11,990             18,087
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            7,802              9,883
                                                                         ------------------  -----------------
CASH AND EQUIVALENTS, END OF PERIOD                                      $          19,792   $         27,970
                                                                         ==================  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                             $          57,598   $              -

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued preferred stock dividend                                       $               -   $        175,500
  Debt discount for warrants                                             $          28,118   $              -
  Exercise of warrants and options through reduction of debt             $         400,000   $              -

                See accompanying notes to financial statements.


                                    -- 5 --

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $2,201,513 at September 30, 2004. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, the Company implemented a new strategic direction with new products and distribution. Since then, the Company has increased sales volume significantly. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to continue to borrow from its officers to fund cash flow short falls. Management believes that these individuals have the wherewithal to make advances to the Company when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company and EpiPharma. There is no significant activity in EpiPharma. All significant intercompany accounts and transactions have been eliminated.

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

Cash  and  Equivalents
----------------------

     The Company considers cash to be all short-term, highly liquid investments that are readily convertible


                                    -- 6 --
to  known  amounts of cash and have original maturities of three months or less.

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

Advertising  Expenses
---------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $25,000 and $113,000 for the three and nine month periods ended September 30, 2004, respectively, compared to $61,000 and $131,000 for the comparable periods in 2003, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Financial  Instruments
----------------------

     Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts


                                    -- 7 --
payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable, certain notes payable and accrued expenses approximate fair value because of the short term maturity of those instruments. The fair value of notes payable to related parties could not be determined because of conversion features and affiliated nature of those instruments.

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

Note  3  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three and nine month periods ended September 30, 2004 because the effect of their inclusion would be anti-dilutive.

NINE MONTHS:                                   2004                             2003
                                            ----------                       ----------
                                                          Per                              Per
                                   Loss       Shares     share      Loss       Shares     share
                                ----------  ----------  -------  ----------  ----------  -------
Net (Loss)                      $(173,437)                       $(100,340)
Preferred stock dividends        (219,313)                        (175,500)
BASIC INCOME (LOSS ) PER
SHARE
Income (loss) available to
common stockholders             $(392,749)  34,215,589  $(0.01)  $(275,840)  32,768,235  $(0.01)
Effect of dilutive securities         N/A                             N/A
DILUTED LOSS PER SHARE                      34,215,589  $(0.01)              32,768,235  $(0.01)


                                    -- 8 --

THREE MONTHS:                                 2004                            2003
                                           ----------                      ---------
                                                         Per                            Per
                                  Loss       Shares     share     Loss       Shares    share
                                ---------  ----------  -------  ---------  ----------  ------
Net (Loss)                      $(23,906)                       $ 74,804
Preferred stock dividends        (73,105)                        (58,500)
BASIC INCOME (LOSS ) PER
SHARE
Income (loss) available to
common stockholders             $(97,011)  35,439,431  $   (*)  $ 16,304   32,768,235  $    *
Effect of dilutive securities        N/A                          58,500    8,035,000
DILUTED LOSS PER SHARE          $(97,011)  35,439,431  $   (*)  $ 74,804   40,803,235  $    *
*  Less than $0.01 per share

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 11,810,892 shares of common stock were outstanding at September 30, 2004. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 11,240,892 shares of common stock were outstanding at September 30, 2003. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Note 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

     The Company generates its revenue from numerous customers, primarily in the United States. The Company's product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the nine month period ended September 30, 2004:

Net Sales
---------
                         2004        2003
                      ----------  ----------
Dietary Supplements:
  United States       $  857,804  $1,212,262
  Canada                 213,069     273,433
  Asia                 1,067,041     855,832
  Turkey                  31,400      32,328
  Other                   94,149      46,221
                      ----------  ----------
    Total             $2,263,463  $2,420,076
                      ==========  ==========

Note  5  -  INVESTMENT  IN  AIDAN  PRODUCTS

     On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan Products, L.L.C. ("Aidan"), a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. We paid a non-refundable cash deposit of $350,000 upon signing of the letter of intent, agreed to pay $400,000 in cash at closing, agreed to issue a one-year, convertible note for $500,000 at 8% interest convertible into shares of our common stock, agreed to issue 4,000,000 shares of our common stock and 1,000,000 warrants for our common stock at an exercise price of $0.25. This Transaction assists us in expanding our business plan to become more of a life sciences company and to expand into the healthcare practitioner market. The cash deposit of $350,000 was funded through a note payable, bearing an annual interest rate of 10%, to Mr. O. Lee Tawes, III, a director of the Company. As part of this note payable, we also issued to Mr. Tawes a warrant for the purchase of 1,725,000 shares of our common stock at an exercise price of $0.04.

Note  6  -  STOCKHOLDERS'  DEFICIT


                                    -- 9 --

     During the nine month period ended September 30, 2004, the Company issued shares through the exercise of employee options. One exercise was for 25,000 shares at $0.023 per share. The second was for 400,000 shares exercised at $0.08 per share. The employee/officer exercised the option in exchange for $32,000 in debts owed to him by the Company.

     During the nine month period ended September 30, 2004, the Company entered into an agreement for consulting services. The consultant is to provide services for a period of five years. Under the terms of the agreement, the Company is to compensate the consultant by granting 5,000,000 shares of common stock over the term of the agreement. There are cash penalties due from the consultant for non-performance. During the nine month period ended September 30, 2004, the Company granted 2,300,000 shares of common stock under the terms of the agreement. The shares are valued at the $0.05 per share trading price at the time the Company entered into the agreement. Since the consultant has not earned the value of a portion of those shares at September 30, 2004, the unearned balance of $94,167 is classified as deferred stock compensation in the stockholders' deficit section in the accompanying balance sheet.

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the three and nine months ended September 30, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-KSB.

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


                                    -- 10 --

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


                                    -- 11 --

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


                                    -- 12 --

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


                                    -- 13 --

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

DISTRIBUTION

     Our product lines are marketed under the brand names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R), and are distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. Our products reach the retail channels in North America either through distributors or through direct shipments from us. Internationally, our products are sold through relationships with designated distributors. We also sell directly to health care practitioners through EpiPharma.

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


                                    -- 14 --

RESULTS  OF  OPERATIONS

     Net sales for the three and nine months ended September 30, 2004, were $887,724 and $2,263,463, respectively, compared to $1,190,509 and $2,420,076, respectively, for the same period last year, a decrease of $302,785, or 25.4%, for the three months and $156,613, or 6.5%, for the nine months. Our net sales into the North American market (U.S. and Canada) were $1,070,873 for the nine month period ended September 30, 2004, compared to $1,485,695 for the same period last year. The decrease is attributable to a shift in the sales mix of certain of our products toward certain items that have lower wholesale prices, such as Cal-Mag FIZZ(TM), compared to certain of our products, such as Complete La Femme(R), that were sold in the comparable period in 2003. We see this situation improving, however, in subsequent quarters as we introduce more new products and as we continue to grow our distribution at the retail level.

     Our gross profit margin for the three and nine months ended September 30, 2004, was 37.9% and 41.5%, respectively, compared to 40.3% and 46.0%, respectively, for the same periods last year. The overall decrease in gross profit margin percentage of 4.5% for the nine month period is attributable to the higher mix of sales for the three and nine months ended September 30, 2004 into the international market, particularly to HKTPCO in Hong Kong. In any particular quarter, we may experience fluctuations in gross profit margin percentage either due to our utilization of sales discounts that we implement from time-to-time to grow our distribution into North America or due to the variation in sales mix of lower margin products that are sold into the international market, where gross margin percentages are typically lower. These variations in gross margin percentage are not, in management's belief, indicative of general pricing pressure on our brands in the marketplace.

     Selling, general and administrative expenses for the three and nine months ended September 30, 2004, were $328,365 and $1,039,969, respectively, compared to $391,680 and $1,170,519, respectively, for the same periods last year, an overall decrease of $130,550, or 11.2%, for the nine months. We continue to closely monitor our operational expenditures and attempt to control any unnecessary costs whenever possible. As sales recover and grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. The Company may promote its products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. General and administrative expenses decreased approximately $67,000 during the nine month period ended September 30, 2004, due to the aggregate effect of our cost-cutting measures implemented throughout the Company.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards generated have been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for the three and nine months ended September 30, 2004 was $(21,563), or less than $(.01) per share, and $(171,094), or less than $(.01)
per share, respectively, compared to a net income of $74,804, or less than $.01 per share, and net loss of $(100,340), or less than $(.01) per share, respectively, for the same periods last year.

OTHER  INFORMATION

     Interest expense was $32,070 and $72,633 for the three and nine months ended September 30, 2004, respectively, compared to $13,647 and $42,342 for the same periods last year. The Company's interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit. The increase for the six month period is mainly attributable to the increase in notes payable to Mr. O. Lee Tawes, III, a director, who was issued the note payable as part of our proposed acquisition of Aidan Products, L.L.C. ("Aidan"). Aidan is a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. On May 18, 2004, we entered into a letter of


                                    -- 15 --
intent to purchase all of the issued and outstanding equity interests of Aidan by making a non-refundable cash deposit of $350,000 upon signing of the letter of intent.

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

CAPITAL  EXPENDITURES

     During the quarter ended September 30, 2004 and September 30, 2003 the Company incurred no capital expenditures. As of September 30, 2004, the Company had no material commitments for capital expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2004, the Company had $425,998 in current assets of which $155,633, or 36.5%, was cash and receivables. Total current liabilities for the same period totaled $2,627,511. This represents a ratio of current assets to current liabilities of .162 at September 30, 2004. We have extended payment terms with certain vendors and have borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in the financial statements of the Company. Management intends to pay these loans and deferred salaries in the future when the Company is able to generate an increased level of cash flows so that it may maintain a higher cash balance. In order to assist the Company in its cash flow needs, these officers have elected to defer payment of their salaries knowing that their getting repaid may take an undeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such deferred salaries, the Company has elected to focus its efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in the day-to-day operations of the Company and understand that, if the Company is not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

     At September 30, 2004, we had a net working capital deficiency of approximately $2,201,513. The Company's needs for cash through the first nine months of 2004 had primarily been funded through operational cash flow. There was a net cash used in operations of $17,549 for the nine months ended September 30,2004. The Company funded its operating loss for that period primarily by accepting advanced payments from customers.

     HKTPCO is an affiliate of Dr. Francis Choi, the primary holder of the Company's Class F preferred stock. The Company has an arrangement with HKTPCO whereby dividends payable to this shareholder may be offset by sale of product to HKTPCO. On orders from HKTPCO, except for certain designated products, one-third of the sales price is applied against the dividend payable obligation. These sales are priced at 15% off of the normal list price to HKTPCO. Revenue is recognized in the manner consistent with other non-


                                    -- 16 --
affiliate sales, net of the 15% discount. This process is conducted only when HKTPCO provides a purchase order for products that HKTPCO needs during the normal course of its business. This shareholder's agreement to accept products for payment of dividends has assisted the Company's cash flow. The Company believes that the terms of this arrangement are on terms as favorable as could have been obtained from unrelated third parties. Management also believes that this arrangement will continue to allow the Company the flexibility and advantage in managing its operational cash flow in future periods as HKTPCO continues to grow its business in Asia and as the Company continues to supply product to them.

     On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan Products, L.L.C. ("Aidan"), a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. We paid a non-refundable cash deposit of $350,000 upon signing of the letter of intent, agreed to pay $400,000 in cash at closing, agreed to issue a one-year, convertible note for $500,000 at 8% interest convertible into shares of our common stock, agreed to issue 4,000,000 shares of our common stock and 1,000,000 warrants for our common stock at an exercise price of $0.25. This Transaction assists us in expanding our business plan to become more of a life sciences company and to expand into the healthcare practitioner market. The cash deposit of $350,000 was funded through a note payable, bearing an annual interest rate of 10%, to Mr. O. Lee Tawes, III, a director of the Company. As part of this note payable, we also issued to Mr. Tawes a warrant for the purchase of 1,725,000 shares of our common stock at an exercise price of $0.04.

     We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at September 30, 2004 because of the related party nature of the arrangements. Management maintains a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. Management believes that it will continue to maintain this relationship in future periods. In order to assist the Company in its cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an undeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash repay these debts. If the Company determines that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, management will explore this option at that time. Until that time, management believes that it will continue to maintain a close relationship with these insiders in future periods so that such defaults do not have an adverse effect on the Company. If the creditors demand payment in the near term, we would not have funds to repay these obligations. The Company would be required to then raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

     For the nine month period ended September 30, 2004, approximately 47% of net sales were from HKTPCO. Another customer, True North Nutrition, represented 9% of net sales for the same period. We experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. We primarily concentrated our marketing and sales efforts in the health food channels in 2003. At the end of 2003, we decided to limit our marketing in the mass market and discontinued a contract with one of our major mass market retailers. We do not expect that sales to mass market retailers will constitute a significant portion of the Company's sales in future periods.

     The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Most of the Company's products contain a 90-day money back guarantee. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. This allowance is $0 at September 30, 2004.


                                    -- 17 --

     Management is attempting to generate positive cash flows as the Company grows by maintaining costs. However, the Company will require increasing cash flows to finance its needs for inventory to successfully build the distribution of its products into the marketplace. From a marketing and sales standpoint, management believes that it may require more capital of between $150,000 to $300,000 in the next six to twelve months to meet its obligations for growth and to implement more aggressive advertising programs that require further investments of capital. The amounts, sources, timing and structure of any financing that the Company may require for any advertising programs will be determined by management at the appropriate time. From an operational standpoint, management intends to continue to borrow from its officers to fund cash flow shortfalls that may occur. Management believes that any cash flow shortfalls may be from $50,000 to $100,000 and that these individuals have the wherewithal to make advances to the Company if such shortfalls occur and that they will continue to do so until the Company can generate sufficient cash flow. However, such shortfalls may not occur or, if they do, there can be no assurances that the cash can be successfully raised. If the Company cannot raise the capital, the effect may be that the Company will not meet its projections for growth.

     Management believes that the Company's needs for capital in the long term, or next 12-24 months, will be minimized as the Company experiences increases in sales since the Company's existing operations are capable of absorbing the growth without any further operational expense. If in the future, the Company expands its product lines more rapidly and attempts to implement more aggressive advertising programs that require further investments of capital, the Company will need to raise the necessary capital for this at that time. The amounts of any necessary capital cannot be determined at this time since management has no immediate plans for such product expansion and advertising promotion. In addition, the sources, timing and structure of any financing that the Company may require cannot be determined at this time.

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

     Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. The Company has estimated a $3,865,000 deferred income tax asset related primarily to net operating loss carryforwards at September 30, 2004. Management determined that because the Company has yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

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

OFF  BALANCE  SHEET  ARRANGEMENTS


                                    -- 18 --

     The Company's liquidity has not depended on off balance sheet transactions. For the quarter ended September 30, 2004, the Company did not engage in any off balance sheet transactions.

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

PART  II  -  OTHER  INFORMATION

Item  1 - Legal  Proceedings
          ------------------


                                    -- 19 --

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


                                    -- 20 --

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


                                    -- 21 --

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 12, 2004              /s/ Neil Reithinger
                                       -------------------
                                       Neil Reithinger
                                       Chairman of the Board, President and
Baywood International, Inc.            Chief Executive Officer


                                    -- 22 --