Form 10KSB
period 2004-12-31
BAYWOOD INTERNATIONAL INC
filed 2005-05-12
CIK 806175

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                   For the fiscal year ended December 31, 2004

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                        Commission File Number 000-22024

                           BAYWOOD INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)

                 Nevada                                  77-0125664
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

      14950 N. 83rd. Place, Suite 1
            Scottsdale, Arizona                            85260
 (Address of principal executive offices)               (Zip Code)

                                 (480) 951-3956
                           (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Check if there is no disclosure of delinquent filers in response to Item 405 of
 Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

     Registrant's revenues for its most recent fiscal year were $2,913,596.

 The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on the OTC Bulletin Board on March 25,
                       2005 was approximately $1,878,210.

  On March 25, 2005, there were 36,563,875 shares of the issuer's common stock outstanding.

          Transitional Small Business Disclosure Format: Yes [_] No [X]

                                  BAYWOOD INTERNATIONAL, INC.
                                          FORM 10-KSB
                              FOR THE YEAR ENDED DECEMBER 31, 2004

                                       TABLE OF CONTENTS

ITEM                                                                                       PAGE
===============================================================================================

Part I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

    Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . .    2
    Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . . . . . . . .   10
    Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
    Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . .   10

Part II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

    Item 5.   Market for Common Equity and Related Stockholder Matters and Small Business
              Issuer Purchases of Equity . . . . . . . . . . . . . . . . . . . . . . . . .   11
    Item 6.   Managements' Discussion and Analysis . . . . . . . . . . . . . . . . . . . .   12
    Item 7.   Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . .   25
    Item 8.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .   25
    Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . .   25
    Item 8B.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

Part III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

    Item 9.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . .   26
    Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . .   28
    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters . . . . . . . . . . . . . . . . .   29
    Item 12.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . .   31
    Item 13.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32
    Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . . . . . . . . .   33

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

     This report contains trademarks and trade names that are the property of Baywood
      International, Inc. and its subsidiaries, and of other companies, as indicated.

                                     PART I

                           FORWARD-LOOKING STATEMENTS

     Part I of this Annual Report on Form 10-KSB includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to the Company's (i) belief that the Company may require more capital;
(ii) may be able to fund certain cash flow shortfalls from certain officers and directors and that those officers and directors have the wherewithal to make advances to the Company; (iii) expectation that the arrangement with HKTPCO may produce a considerable amount of revenue for the Company in future periods; (iv) belief that alternative sources of financing are available if required; and (v) anticipation that the Company will not pay a cash dividend on its common stock in the near future.

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in Part II, as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

     In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

     Baywood International, Inc. (the "Company," "we," "our," or "us"), is a nutraceutical company specializing in the development, marketing and distribution of our own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R) and Complete La Femme(R). Our products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. Our predecessor, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, we changed our name from Baywood Financial, Inc. to Baywood International, Inc.

     Between 1992 and 1998, we directed most of our sales efforts toward international markets and had established either distribution or registration of our products into certain Pacific Rim and European Countries. Prior to 1998, we relied on the distribution of one main product to one major customer in China. In March of 1998, due to governmental restrictions in China, this customer discontinued its purchases, which caused a dramatic decrease in our sales for 1998.

     Throughout 1998 and the first six months of 1999, we completely revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, we completely transformed our business with a new marketing image, product lines, marketing campaign, and distribution channels. Currently, we are focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme and any other branded lines we choose to develop in North America and internationally through designated distributors.

     As a result of our new corporate strategy, revenue growth has been affected dramatically over the past six years. Net sales totaled $463,590, $1,609,523, $2,724,798, $3,425,462, $2,804,126 and $2,913,596 for the years ended December
31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively.  Where we had experienced a high concentration of sales with one major customer in the international market up through 1998, our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food channels.

     On September 13, 2001, we formed EpiPharma, Inc., or EpiPharma, as a subsidiary to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma is traded on the Pink Sheets Electronic Quotation Service under the symbol "EPHM" and, to date, has had minimal operations. Our current objective is to utilize EpiPharma as a vehicle to pursue the acquisition and investment in other novel, cutting-edge technologies and companies in the healthcare field.

     Our principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Our telephone number is (480) 951-3956 and our web addresses are www.bywd.com and www.epipharma.com. Nothing contained on
                      ------------     -----------------
either of these websites is a part of this Annual Report.

COMPANY OBJECTIVE AND MISSION

     Our objective is to become a recognized leader in the provision of high quality nutraceuticals under our own brand names and to have our products be among the market leaders in their respective categories. Our potential for growth at this time involves the continued development of niche products within the Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme lines, and any other branded lines we choose to develop, that can be marketed and sold to our existing and new retail channels in North America and through existing and newly designated distributors internationally. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. We focus on the development and marketing of specific categories of nutraceuticals with scientifically supported ingredients rather than a broad base of natural products. Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines we develop. We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing and new customers.

PRODUCTS

     Our products currently consist of three nutraceutical brand lines, Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme. The number of different products within each line varies depending on the types of products that we decide to develop from time to time. In addition, variable factors such as counts and sizes of each product that we choose to develop may make the total number of Shelf Keeping Units, or SKUs, available within each line subject to change at any time. We often incorporate product displays for our products that hold from 6 to 20 units of each product as a marketing aid to help our retail customers display and sell the products to their consumers.

     We do not operate any laboratory facilities in developing our products. Instead, we develop our products by identifying scientifically supported ingredients that have broad therapeutic or other health-related benefits. Our research and development efforts in deciding on any particular ingredient to include in any particular formula for any new product primarily involve, review of scientific literature, the active participation in industry trade shows, seminars on new ingredients, gathering information through our relationships with our existing suppliers and ongoing feedback from our sales and marketing personnel on current and future product trends. We include these ingredients into single-ingredient products or complex formulas that combine other natural-based ingredients and then position these finished formulas for sale into our existing brand lines including Baywood PURECHOICE, Baywood SOLUTIONS, Complete La Femme and EVOLUTION. The process of deciding which ingredients to include in our formulas is further enhanced by the amount of educational or marketing support that may be available from our suppliers that assists us in our marketing efforts.

     Currently, our Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme lines contain 23 products, with approximately 32 SKUs.

Baywood SOLUTIONS

     The Baywood SOLUTIONS line consists of products formulated with a combination of natural compounds in what we consider the most effective dosages to target specific needs and conditions of consumers. Ingredients may vary from botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood SOLUTIONS currently includes the following products:

            PRODUCT NAME                                     FUNCTION
            ------------                                     --------
       Original Snore Formula                           Relief of Snoring
      Original Allergy Formula                         Relief of Allergies
 CellXcite (TM) with InoCell (TM)                   Immune Support & Antioxidant
    Ultra Cranberry Extract(TM)                    Supports Urinary Tract Health
         Fat Eliminator(TM)                           Weight Loss (Fat Blocker)
         Carb Eliminator(TM)                      Weight Loss (Carbohydrate Blocker)
Maximum Strength Carb Eliminator(TM)              Weight Loss (Carbohydrate Blocker)
          Super Joints(TM)                        Joint and Connective Tissue Support
        Super Joints Fizz(TM)           Effervescent Drink - Joint & Connective Tissue Support
            C-2 Relief(TM)                          Cox 2 Inhibitor for Pain Relief
           Cal-Mag FIZZ(TM)                    Effervescent Calcium and Magnesium Drink

Baywood PURECHOICE

     The Baywood PURECHOICE line is composed of single ingredient products that target the needs of the consumer for a specific natural compound. Where the Baywood SOLUTIONS line may combine a variety of natural compounds to target a specific ailment, Baywood PURECHOICE may include only one component for the consumer to choose. Single ingredients may include, but are not limited to, botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood PURECHOICE currently includes the following products:

            PRODUCT NAME                                    FUNCTION
            ------------                                    --------
             Beta-s(TM)                            Healthy Cholesterol Maintenance
             Natto-Z(TM)           Fibrinolytic Enzyme that Supports Cardiovascular Health & Circulation
              Relora(R)                         Natural Relief for Stress and Anxiety
               SAMe                                 Joint and Emotional Health

Complete La Femme

     The Complete La Femme line offers a select number of proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme emphasizes health for the whole self and offers both ingestible and topical products. Products under Complete La Femme currently include:

            PRODUCT NAME                                   FUNCTION
            ------------                                   --------
        Vein Support Formula                 Vein Tonicity and Capillary Resistance
        Breast & Balance(TM)             Hormone Balancing, PMS Support and Breast Enhancement
     Breast & Balance(TM) Lotion   Topical Hormone Balancing, PMS Support and Breast Enhancement
       Lip Maximizing Formula                  Lip Enhancement and Furrow Reduction
            MenoSoothe(TM)                  Support for a Healthy Menopause Transition
        Complete Manicure(TM)                           At-Home Manicure

Baywood EVOLUTION

     Our most recent product line introduction, which represents our introduction into the alternative health arena, will incorporate a variety of products that offer alternatives to other mainstream products.

            PRODUCT NAME                                   FUNCTION
            ------------                                   --------
     Metabolic Burn Tropin-EF(TM)        Ephedra-Free Fat Burner and Metabolic Support
    Thermogenic Burn Tropin-EF(TM)                    Ephedra-Free Fat Burner

     We intend to develop other new products and SKUs within these lines in the future. We believe that there may be products that are developed outside of these lines that need their own separate identity. We can provide no assurance as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

GROWTH STRATEGY

     We will continue to seek sales increases by internal growth of our existing products and any new products that we may develop. Management feels that the potential for internal growth from existing and new product development remains substantial due to the continued recognition and potential of natural-based compounds for consumer benefit for either condition specific applications or for everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels that we attempt to penetrate, we believe that we can accomplish sales increases by the continued penetration of existing products and the introduction of new products. Currently, we estimate that we have penetrated less than 25% of health food retail channels.

INTERNATIONAL

     Some of our brands are sold in Canada, Europe and Asia. Sales in Canada and Europe are conducted through distributors who service various retail outlets in their respective territories.

     In the year ended December 31, 2000, our single largest shareholder, Dr. Francis Choi, formed Hong Kong Trustful Pharmaceutical Company Limited, or HKTPCO, as the sole marketer and distributor of our products for all of Asia. Dr. Choi currently owns and controls HKTPCO. Sales to HKTPCO were 47% of net sales, or approximately $1,368,054, for the year ended December 31, 2004, and 23% of net sales, or approximately $656,000, for the year ended December 31, 2003. We believe that significant potential exists for our products in the Asian market. As the business of HKTPCO grows in the Asian market, this arrangement may produce a considerable amount of revenue in future periods. As our major shareholder, Dr. Choi benefits from this arrangement both by controlling and profiting from HKTPCO's business and from the potential value that this creates for us as their supplier.

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

     Manufacturing delays could cause disruption in our ability to timely receive shipments and fill orders, which could adversely affect our business. However, if this occurs, we are not substantially dependent on any manufacturer and believe that other contract manufacturers could be quickly secured if any of our current contractors cease to perform adequately. Currently, we utilize six different contract manufacturers.

     We have not experienced any material adverse effect on our business as a result of shortages of raw materials or packaging materials used in the manufacture of our products. An unexpected interruption or a shortage in supply could adversely affect our business derived from these products. We are not substantially dependent on any raw material supplier or packaging supplier since alternative sources of materials, with equal quality, could be quickly obtained if any of our current suppliers cease to supply us adequately. Currently, we purchase materials from six different suppliers for the manufacturing of our products.

     While we do not have any contracts with our third-party suppliers or manufacturers, we rely on them to maintain the quality of product components as new products are assessed and developed. As we evaluate the needs for certain products within existing or new markets, we develop the most effective formulas and rely on our third party suppliers to provide certain raw materials and our manufacturers to manufacture the product. Products are then sampled and tested for final approval and packaging. To monitor the quality of the raw materials that the suppliers provide and the products that the third-party manufacturers produce, we randomly test our products through independent labs to ensure potency. In addition, we select those manufacturers who themselves adhere to high standards of Good Manufacturing Practices.

DISTRIBUTION

     Our product lines are marketed and distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. Our products reach the retail channels in North America either through distributors or through direct shipments from us. Internationally, our products are sold through relationships with designated distributors. Currently, two customers, HKTPCO and our exclusive distributor for Canada, True North Nutrition, account for more than 54.9%, or $1,600,275, of our net sales.

     We generally maintain sufficient inventories to meet customer orders as received, except in extenuating circumstances. From time-to-time, we experience back orders that result from variations in demand for product outside of our control or expectations. As of March 25, 2005, we had approximately $115,000 in customer backlog that we are attempting to ship to meet customer requirements.

     We do not generally experience wide variances in the amount of inventory we maintain. However, we anticipate that an increase in inventory levels will be necessary in the coming quarters as demand, the number of accounts and the number of SKUs increase. We guarantee efficacy on all of our products. In certain circumstances and in an effort to support our retail channels, we allow our customers to return unsold merchandise if it does not turnover in a timely manner. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. Historically, returns have been immaterial, and we have not recorded an allowance for product returns or for uncollectible accounts at December 31, 2004.

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

     Our principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. Because we do not market our products into mass-market distribution channels, we do not face direct competition from broad line manufacturers and major private-label manufacturers and other companies. However, we face indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of certain dietary supplements in the health food store distribution channels based on price and availability. In addition, several large pharmaceutical companies compete with the nutritional supplement companies. We also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains.

     The nutritional supplement business is dependent upon new product introductions for growth and to replace volume lost by products reaching the end of their product life cycles. As such, we are continually researching potential new products for placement into the marketplace. Developing a single new product can be a time-consuming effort depending upon the complexity of the product and the amount of research that must be dedicated to validate the product concept. We have historically focused on introducing very niche products with complex formulas that are not easily duplicated by our competition. Single-ingredient products make up a small portion of our product line since they can be easily duplicated by our competition and are subject to pricing fluctuations that we are not able to adapt to because of our relatively small size. Product introductions do not come without risk as certain product introductions may not be successful with consumers in the marketplace. In addition, the substantial marketing support that may be required for certain product introductions is something that we have historically not been able to financially support. As a result, our product introductions focus on local or regional product launches that are supported by certain key accounts. Once we achieve an adequate response and reach acceptable sales levels, we attempt to broaden the product launch. However, any expansion in any product launch can cause a strain on corporate resources since inventories must be produced and delivered.

     The competition for shelf space at retailers is intense. We have ongoing discussions with our retail customers with regard to the allocation of shelf space and the level of promotional support for products. Retailers look to their vendors for promotional support for the products on their shelves in order to maximize sales. Vendors such as us look to retailers for advantageous placement of their products and promotion of their products within stores and within a retailer's promotional media such as newspaper advertisements placed by retailers. The cost to us of any promotions and support to the retailer can be very high and we must continually review our promotional efforts with retailers to ensure that sales are profitable. The nutritional supplement business is characterized by trends in which some products fall out of favor. This presents a challenge to us of introducing new products which can replace business lost from products that are waning.

     The Company continues to believe that additional opportunities for growth exist as it seeks to improve its position with retailers and consumers. Management seeks to capitalize on these opportunities in what remains a very competitive marketplace. There are numerous companies that produce or supply the types of products we distribute. We do not manufacture any of our products and depend entirely on third party manufacturers and suppliers. While we rely on our third party manufacturers to be compliant with any necessary manufacturing guidelines, we remain responsible to adequately fund our needs for inventory as we grow. This has often been a challenge since we have needed from time-to-time to obtain additional funding in order to further satisfy our cash requirements and to build and manage our inventory. While we consider our brand recognition to be strong within our current base of customers, any disruption in the supply of products that may occur if we cannot deliver can affect our sales. This remains the single largest factor that our management must deal with as we grow our business. In the absence of adequate capital to fund our inventory needs, our business suffers from time-to-time until these issues are resolved.

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

     Our cost of goods averages approximately 59%, yielding a gross profit that we expect will allow us to achieve positive operational cash flow in the short term, or next twelve months as long as revenue is not adversely affected. We remain focused on maintaining a low and manageable level of general and administrative expenses so that we can achieve this positive operational cash flow. The largest expenses primarily consist of salaries, commissions, advertising, rent and insurance. We continuously monitor our general and administrative expenses so that we are able to reach our goal of eliminating our need for additional capital to fund operational costs.

TRADEMARKS AND PATENTS

     The establishment and continued recognition by the marketplace of our trademarks is of material importance to our business. In 2004, substantially all of our net sales were from products bearing the Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme brand names.

     From time-to-time, we register our principal brand names in the United States and certain foreign countries. Sometimes, however, the names used to describe some of our products are either too generic or commonplace to register. One example is S-Adenosyl-Methionine, or SAMe, which is the name of the raw material in the product and can be used by other companies in the industry. No assurance can be provided that the steps we take to protect our proprietary rights in our brand names will be adequate to prevent the misappropriation of these registered brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States. Because of the rapid pace of the natural product industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

     Additionally, as we license directly or indirectly through our contract manufacturers certain intellectual property from third parties from time to time, we can provide no assurance that these third parties can successfully maintain their intellectual property rights. One example is Phase 2(TM), which is the primary ingredient in our Carb Eliminator(TM) and Maximum Strength Carb Eliminator(TM) and is the trademark of our supplier. We license this product non-exclusively from a raw material supplier, Pharmachem Labs, thereby being able to utilize the supplier's recognized tradename and scientific data. The sales of certain of our products rely on our ability to maintain these licensing arrangements. If we loose the right to use these licenses, our business could be adversely affected. We are currently in compliance with all of the requirements of any of our license arrangements and have not been a party to any conversations with our licensees regarding any breaches or failures to meet our obligations. There are no annual license or other fees that we are required to pay under these license arrangements, except that we can only use the supplier's trademark if we purchase the ingredient directly from them.

GOVERNMENT REGULATION

     Our advertising claims are subject to the jurisdiction of the Federal Trade Commission, or FTC, as well as the Food and Drug Administration, or FDA. In both cases, we are required to obtain scientific data to support any advertising or labeling health claims we make concerning our products, although no pre-clearance or filing is required to be made with either agency.

     Our products and our business operations may at any time be subject to regulation by one or more federal agencies. The FDA in particular is primarily responsible for regulation of the labeling, manufacture and sale of nutritional supplements, which the FDA believes to be unapproved drugs or food additives rather than food supplements. These products are primarily regulated by the FDA under the auspices of the Federal Food, Drug and Cosmetic Act, or FFDCA. Under the FFDCA, most dietary supplements are currently regulated as foods, which require no approval from the FDA prior to marketing. Therefore, the regulation of dietary supplements is far less restrictive than that imposed upon manufacturers and distributors of prescription drugs. Dietary supplements, however, must be labeled correctly to avoid being misbranded under the FFDCA. Health claims made by nutritional supplement companies with respect to their product are specifically regulated by the FDA. If such products make unapproved health claims, the FDA may consider them as unapproved drugs, which require approval by the FDA prior to marketing.

     The Dietary Supplement Health and Education Act of 1994, or DSHEA, was enacted on October 25, 1994. DSHEA amends the FFDCA by defining dietary supplements, which include vitamins, mineral, nutritional supplements, herbs and botanicals, as a new category of food separate from conventional food. DSHEA provides a regulatory framework to ensure safe, quality dietary supplements and to foster the dissemination of accurate information about such products. Under DSHEA, the FDA is generally prohibited from regulating dietary supplements as food additives or as drugs unless product claims, such as claims that a product may diagnose, mitigate, cure or prevent an illness, disease or malady, permit the FDA to attach drug status to a product.

     To the extent we establish our own manufacturing facilities in the future and produce products deemed by the FDA now or in the future to be a food or dietary supplement, the operation of our manufacturing facilities will be subject to regulation by the FDA in compliance with Good Manufacturing Practices just as our third party manufacturers currently are subjected to. Although we do not anticipate any difficulties in complying with Good Manufacturing Practices, any such difficulties that are encountered at such a time could have a material adverse effect on our financial condition and results of operations.

     The regulations prohibit the use of any health claim on a dietary supplement unless the health claim is supported by a significant scientific agreement and is pre-approved by the FDA. Accordingly, most dietary supplements will be precluded from bearing most health claims. The FDA regulations do not at present limit consumer access to dietary supplements, unless such products present safety concerns. We cannot determine at this time whether the new regulations will have any adverse effect on our operations.

     Overseas, registration may be mandatory in certain countries prior to distribution. This process may take from several months to over a year. At any one time, we may have several products awaiting approval for registration and eventual distribution. We can provide no assurance as to the timing of such approvals.

EMPLOYEES

     At December 31, 2004, we had 13 full-time employees. None of our employees are represented by a labor union and we believe our relations with our employees is good.

ITEM 2 - DESCRIPTION OF PROPERTY

     Our principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. We lease approximately 7,800 square feet of office space under an operating lease that expires on February 28, 2005. We believe that our facilities will provide sufficient capacity to handle our growth in the coming year. Rent expense under our lease was $97,439 and $96,729 for the years ended December 31, 2004 and 2003, respectively. The future minimum lease obligation for the remaining term of the lease of two months at December 31, 2004 is $16,240.

     The Company does not own or lease any other real estate.

ITEM 3 - LEGAL PROCEEDINGS

     As of the date hereof, the Company has no pending or threatened litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of shareholders was held on December 10, 2004, to elect directors, approve our 2004 Stock Option Plan and ratify the selection of Epstein Weber & Conover P.C. as our independent public accountants for the year ended December 31, 2004. See our Definitive Proxy Statement for the 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on October 29, 2004.

     The following chart sets forth the vote totals for each director elected at our annual meeting of shareholders, the approval and adoption of our 2004 Stock Option Plan and the ratification of Epstein Weber & Conover P.C. as our independent public accountants for the year ended December 31, 2004:

Proposal #1 - Election of Directors   Votes For      Withheld
-----------------------------------  ----------  -------------
Neil Reithinger                      31,874,649        276,765
Karl Rullich                         31,794,749        356,665
O. Lee Tawes, III                    31,874,649        276,765
Sam Lam                              31,874,649        276,765
Carmen Choi                          31,874,639        276,775

Proposal #2 - Adopt the 2004 Plan    Votes For   Votes Against  Abstain
-----------------------------------  ----------  -------------  -------
                                     16,511,594        869,959   65,500

Proposal #3 - Ratify Auditors        Votes For   Votes Against  Abstain
-----------------------------------  ----------  -------------  -------
                                     31,846,659        294,655   10,100

                                    PART  II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

OUR COMMON STOCK

     Our common stock trades publicly on the OTC Bulletin Board under the symbol "BYWD." The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

     The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Year Ended December 31, 2004  High   Low
----------------------------  -----  ----

March 31, 2004                $ .09  $.05
June 30, 2004                   .21   .04
September 30, 2004              .17   .09
December 31, 2004               .12   .05

Year Ended December 31, 2003  High   Low
----------------------------  -----  ----

March 31, 2003                $ .05  $.02
June 30, 2003                   .04   .02
September 30, 2003              .03   .02
December 31, 2003               .08   .02

HOLDERS OF RECORD

     On March 25, 2005, there were approximately 520 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in "street" name with various brokers.

DIVIDENDS

     We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company's total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on our common stock in the future will be dependent on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our board of directors deems relevant.

     Certain classes of our preferred stock accrue a dividend. Both Class E and Class F preferred stock contain a 15% per annum cumulative dividend.

SALES OF UNREGISTERED SECURITIES

     We had no sales of unregistered securities during the period covered by this Annual Report.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended December 31, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in this Annual Report on Form 10-KSB.

FORWARD-LOOKING STATEMENTS

     This portion of this Annual Report on Form 10-KSB includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) belief that the Company may require more capital;
(ii) may be able to fund certain cash flow shortfalls from certain officers and directors and that those officers and directors have the wherewithal to make advances to the Company; (iii) expectation that the arrangement with HKTPCO may produce a considerable amount of revenue for the Company in future periods; (iv) belief that alternative sources of financing are available if required; and (v) anticipation that the Company will not pay a cash dividend on its common stock in the near future.

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

     In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

EXECUTIVE OVERVIEW

     Since revamping our corporate strategy in 1999, our business plan has been to focus on our core brands. The Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme brands are sold in health food stores, independent pharmacies, internet retailers as well as distributors who, in turn, service retail accounts. We are continually seeking to expand the distribution of our products to additional retail outlets and to create cost-effective promotional opportunities for our brands within our existing customer base. Currently, our Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme lines contain twenty-three (23) products, although additional counts and sizes of each product brings the total number of products to approximately thirty-two (32). We generate revenue by selling these brands either to distributors who sell to retailers or directly to retailers who on turn sell to the end consumer. Internationally, we generate revenue by selling our brands to distributors who, in turn, sell to retailers in their respective countries. We solicit retailers and distributors through our in-house sales force that calls directly on these accounts. Through consistent contact with these retailers over the last five years, we have generated interest in our brands at the retail level and consumer levels. Key issues for the Company's management include product development, product introductions, inventory management, and controlling the cost of doing business in our various channels of trade.

     We generally maintain sufficient inventories to meet customer orders as received, except in extenuating circumstances. From time-to-time, we experience back orders that result from variations in demand for product outside of our control or expectations. As of March 25, 2005, we had approximately $115,000 in customer backlog that we are attempting to ship to meet customer requirements. These backlogs were out of our control during this time, and we attribute them to our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.

CRITICAL ACCOUNTING POLICIES

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

     Management evaluates the probability of the utilization of the deferred income tax asset related to the net operating loss carryforwards. We estimated a $4,012,000 deferred income tax asset related primarily to net operating loss carryforwards at December 31, 2004. Management determined that because we have yet to generate taxable income and that the generation of taxable income in the short term is uncertain, it was appropriate to provide a valuation allowance for the total deferred income tax asset.

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. If returned, our customers are responsible for returning merchandise in resalable condition. Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way. All price tags and glue residue must be removed prior to return if credit is expected. A restocking fee of 15% is assessed if we remove any price tags or glue residue, and we do not accept products kept longer than two years. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. Management communicates regularly with customers to compile data on the volume of product being sold to the end users. This information is used by management to estimate any sales returns prior to the release of any financial information. Our experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

RESULTS OF OPERATIONS

     The following table sets forth our income statement data as a percentage of net sales for the periods indicated.

                                    2004    2003
                                   ------  ------
Net Sales                          100.0   100.0
Cost of Sales                       59.4    56.4
                                   ------  ------
Gross Profit                        40.6    43.6
S, G & A Expenses:
  Marketing                         16.6    22.6
  General and Administrative        29.3    31.3
  Depreciation and Amortization      0.9     0.9
Other (Income) and Expense - net    16.4     2.1
                                   ------  ------
Loss Before Income Taxes           (22.6)  (13.3)
Income Tax Provision                   -       -
Net (Loss)                         (22.6)  (13.3)
                                   ======  ======

COMPARISONS OF YEAR 2004 TO 2003

     Net sales for the year ended December 31, 2004 were $2,913,596 compared to net sales of $2,804,126 for the year ended December 31, 2003, an increase of 4%. The overall increase in net sales is due to the increase in sales volume to HKTPCO, which experienced an increase of $444,165, or 48.1%, over the year ended December 31, 2003. Excluding HKTPCO, our net sales decreased into the North American market (U.S. and Canada) where sales volume was $1,459,490, as compared to $1,800,858, a decrease of $341,368, or 19%, as compared to the same period last year. The decrease is attributable to a shift in the sales mix of certain of our products toward certain items that have lower wholesale prices, such as Cal-Mag FIZZ(TM), compared to certain of our products, such as Complete La Femme(R), that were sold in the comparable period in 2003. While the volume of certain of the Company's products such as Cal-Mag FIZZ(TM) showed increases, the lower wholesale price compared to the Complete La Femme line requires higher unit volume in order to make up for any difference in net sales from prior years. Despite the increasingly competitive nature of our industry, we consider our products to be unique to our competition, and we see this situation improving in subsequent quarters as we introduce more new products and as we continue to grow our distribution at the retail level. Nevertheless, management must constantly monitor our industry so that we are able to develop the sorts of products that will remain unique and competitive in our industry and appeal to our retail customers. However, there is no assurance that we will be successful either in developing new products or in raising the necessary capital to fund the marketing of any new or existing products.

     Our gross profit margin for the year ended December 31, 2004 was 40.6% compared to 43.6% for the same period last year. The decrease of 3.0% in gross profit margin is primarily due to the higher mix of sales in the year ended December 31, 2004 into the international market, particularly to HKTPCO in Hong Kong as compared to the same period last year. As this occurred, gross margins were affected negatively due to the impact of these greater sales volumes to HKTPCO where gross margins are typically lower than in the North American market. In addition, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time-to-time to introduce new products to our retail customers and distributors to gain initial distribution. In any particular quarter, these factors, in addition to the variation in sales mix of higher margin products into the North American market as opposed to a sales mix of international sales where margins are typically lower, may also affect margins, but are not, in management's belief, indicative of general pricing pressure on our brands in the marketplace. Certain of these discounts and promotions may be necessary from time-to-time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

     Selling, general and administrative expenses for the year ended December 31, 2004 were $1,362,019 compared to $1,536,700 for the same period last year, a decrease of 11.4%. While total variable commission expense decreased as a result of a decrease in sales in the U.S. and Canada for the year, our continued efforts to closely monitor our operational expenditures and attempts to control costs reduced our overall expenses. As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. General and administrative expenses decreased approximately $25,000 during the year ended December 31, 2004, due to the aggregate effect of our cost-cutting measures implemented throughout our Company.

     Interest expense was $129,700 for the year ended December 31, 2004, compared to $58,837 for the same period last year. Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit. The increase for the year is mainly attributable to the increase in notes payable to Mr. O. Lee Tawes, III, a director, who was issued the note payable as part of our proposed acquisition of Aidan Products, L.L.C. ("Aidan"), as well as the amortization of debt discount associated with certain warrants that were issued with the notes payable. Aidan is a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan by making a non-refundable cash deposit of $350,000 upon signing of the letter of intent. On April 1, 2005, EpiPharma received notice that its letter of intent to acquire Aidan had been extinguished. As a result of the termination of this letter of intent, we are without recourse on the non-refundable cash deposit of $350,000. As of December 31, 2004, this amount has been written off against the investment in Aidan on our balance sheet.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for year ended December 31, 2004 was $(657,291), or $(0.03), per share compared to a net loss of $(373,758), or $(0.02), per share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, we had $286,543 in current assets of which $93,078, or 32.5%, was cash and receivables. Total current liabilities for the same period totaled $2,586,071. This represents a ratio of current assets to current liabilities of .11 at December 31, 2004. We have extended payment terms with certain vendors and have borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in our financial statements. We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows so that we may maintain a higher cash balance. In order to assist us in our cash flow needs, officers have elected to defer payment of their salaries knowing that management may take an indeterminable amount of time to pay them. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in our day-to-day operations and understand that, if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

     At December 31, 2004, we had a net working capital deficiency of approximately $2,299,528. Our needs for cash through 2004 had primarily been funded through operational cash flow. There was a net cash used in operations of $464,635 for the year ended December 31, 2004. We funded our operating loss for that period primarily by accepting advanced payments from customers.

     HKTPCO is an affiliated company of Dr. Francis Choi, the primary holder of our Class F preferred stock. We have an arrangement with HKTPCO whereby dividends payable to Dr. Choi may be offset by sale of product to HKTPCO. On orders from HKTPCO, except for certain designated products, one-third of the sales price is applied against the dividend payable obligation. These sales are priced at 15% off of the normal list price to HKTPCO. Revenue is recognized in the manner consistent with other non-affiliate sales, net of the 15% discount. This process is conducted only when HKTPCO provides a purchase order for products that HKTPCO needs during the normal course of its business. We believe that the terms of this arrangement are on terms as favorable as could have been obtained from unrelated third parties. We believe that this arrangement will continue to allow us the flexibility and advantage in managing our operational cash flow in future periods as HKTPCO continues to grow its business in Asia and as we continue to supply product to them.

     On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan Products, L.L.C., or Aidan, a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. We paid a non-refundable cash deposit of $350,000 upon signing of the letter of intent, agreed to pay $400,000 in cash at closing, agreed to issue a one-year, convertible note for $500,000 at 8% interest convertible into shares of our common stock, agreed to issue 4,000,000 shares of our common stock and 1,000,000 warrants for our common stock at an exercise price of $0.25. We entered into the transaction in order to expand our business plan into the life sciences and healthcare practitioner market. The cash deposit of $350,000 was funded through a note payable, bearing an annual interest rate of 10%, to Mr. O. Lee Tawes, III, one of our directors. As part of this note payable, we also issued to Mr. Tawes a warrant for the purchase of 1,725,000 shares of our common stock at an exercise price of $0.04. We were unsuccessful in raising the necessary capital to close the Aidan transaction by the time the letter of intent expired on September 18, 2004. Subsequent to September 18, 2004, we had verbally agreed with Aidan to continue to pursue the transaction under the same terms. On December 14, 2004, we listed the common stock of our subsidiary, EpiPharma, on the Pink Sheets under the symbol "EPHM" in order facilitate the transaction at less dilution to our shareholders. We believed that by quoting EpiPharma on the Pink Sheets and then subsequently utilizing EpiPharma as a vehicle to complete the acquisition of Aidan, we would be afforded the most practical structure that enabled us to complete the transaction while limiting further dilution to our existing shareholders at our then current share price. A letter of intent to acquire Aidan was then resigned by EpiPharma on January 17, 2005 and the original cash deposit of $350,000 paid by us was rehonored by Aidan on behalf of EpiPharma. We were again unsuccessful in raising the necessary capital to close the transaction in an agreeable time frame. On April 1, 2005, EpiPharma received notice that its letter of intent to acquire Aidan had been extinguished. As a result of the termination of this letter of intent, we are without recourse on the non-refundable cash deposit of $350,000. As of December 31, 2004, this amount has been written off against the investment in Aidan on our balance sheet.

     We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest.
The fair value of these notes cannot be determined at December 31, 2004 because of the related party nature of the arrangements. We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time. Until then, we believe that we will continue to maintain a close relationship with these insiders in future periods so that such defaults do not have an adverse effect on the Company. If the creditors demand payment in the near term, we would not have the funds to repay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

     For the year ended December 31, 2004, approximately 47% of net sales were from HKTPCO. Another customer, True North Nutrition, represented 8% of net sales for the same period. We experienced an increase in sales to mass market customers in 2000 and 2001. These customers tend to be slower paying and are more likely to demand certain minimum sales volumes on products. We primarily concentrated our marketing and sales efforts in the health food channels in 2003 and 2004. At the end of 2004, we decided to limit our marketing in the mass market and discontinued a contract with one of our major mass market retailers. We do not expect that sales to mass market retailers will constitute a significant portion of our sales in future periods.

     We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace. From a marketing and sales standpoint, we believe that we may require more capital of between $250,000 to $500,000 in the next six months to meet our obligations for growth and to implement more aggressive advertising programs that require further investments of capital. The amounts, sources, timing and structure of any financing that we may require for any advertising programs will be determined by management at the appropriate time. From an operational standpoint and absent any outside investment, we continue to rely on the officers and directors to make advances to us when cash shortfalls occur and will continue to do so until we can generate sufficient cash flow. We believe that any cash flow shortfalls may be from $100,000 to $200,000 and that these individuals have the financial ability and resources to make advances to the Company if such shortfalls occur and that they will continue to do so until we can generate sufficient cash flow. However, such shortfalls may not occur or, if they do, there can be no assurances that the cash can be successfully raised. If the Company cannot raise the capital, the effect may be that the Company will not meet its projections for growth.

     We believe that our needs for capital over the next 12-24 months will be minimized if we are able to adequately fund our short term inventory needs and can experience increases in sales. Since our existing operations are capable of absorbing the growth without any further operational expense, any increases in sales will allow us to lessen our needs for long-term capital. However, as we expand our product lines more rapidly and attempt to implement more aggressive advertising programs that require further investments of capital, we will need to raise the necessary capital for this at that time. Since management has no immediate plans for such product expansion and advertising promotion, the amount and nature of how we would raise any necessary funds cannot be determined at this time.

GOING CONCERN

     Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements accompanying this Annual Report on Form 10-KSB, we had a working capital deficiency of $2,299,528 at December 31, 2004. We have had material operating losses and have had to rely on borrowings from officers, directors and other third parties to meet operating obligations. We have not yet created positive cash flows and our ability to generate profitable operations is uncertain.
These factors raise substantial doubt about our ability to continue as a going concern. We intend to continue to borrow from our officers to fund cash flow short falls. We believe that these individuals have the ability to make advances to us when such short falls occur and that they will continue to do so until we can generate sufficient cash flow. However, we cannot provide any assurance that these officers or any third party with continue to have the ability or desire to provide us with funding.

RISK FACTORS

     An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. You should invest in our company only if you can afford to lose your entire investment.

                          RISKS RELATED TO OUR BUSINESS

     OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

     In their report dated April 22, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2004 in the amount of $657,291 and a loss for the year ended December 31, 2003 in the amount of $373,758. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from officers, directors and third parties, including obtaining additional funding from the sale of our securities and obtaining loans from individuals or various financial institutions where possible. The going concern qualification in the auditor's report is designed to emphasize the uncertainty related to our business as well as the level of risk associated with an investment in our common stock. If we do not continue as a going concern, stockholders may lose their entire investment.

     WE HAVE HAD A HISTORY OF LOSSES AND OUR BUSINESS IS SUBJECT TO LIQUIDITY RISK. IF WE CANNOT CONSISTENTLY GENERATE POSITIVE CASH FLOWS OR RAISE SUFFICIENT CAPITAL, IF NEEDED, THEN WE WILL NOT REALIZE OUR GROWTH POTENTIAL AND OUR BUSINESS COULD SUFFER FINANCIALLY.

     Our net losses in 2002, 2003 and 2004 have been $281,119, $373,758 and
$657,291, respectively. Management is attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace. From a marketing and sales standpoint, management believes that we may require more capital of between $250,000 to $500,000 in the next six months to meet our obligations for growth and to implement more aggressive advertising programs that require further investments of capital.
The amounts, sources, timing and structure of any financing that the we may require for any advertising programs will be determined by management at the appropriate time. From an operational standpoint and absent of any outside investment, we continue to rely on the officers and directors to make advances to us when cash short falls occur and will continue to do so until we can generate sufficient cash flow. Management believes that any cash flow shortfalls may be from $100,000 to $200,000 and that these individuals have the wherewithal to make advances to us if such shortfalls occur and that they will continue to do so until we can generate sufficient cash flow. However, such shortfalls may not occur or, if they do, there can be no assurances that the cash can be successfully raised. If we cannot raise the capital, the effect may be that we will not meet our projections for growth, and sales could be adversely affected due to delays in shipments and loss of customers.

     We believe that our needs for capital in the long term, or next 12-24 months, will be minimized if we are able to adequately fund its short term inventory needs and can experience increases in sales. Since our existing operations are capable of absorbing the growth without any further operational expense, any increases in sales will allow the company to lessen its needs for long-term capital. If in the future, the Company expands its product lines more rapidly and attempts to implement more aggressive advertising programs that require further investments of capital, the Company will need to raise the necessary capital for this at that time. Since Management has no immediate plans for such product expansion and advertising promotion, the amount and nature of how the Company would raise any necessary funds cannot be determined at this time.

     OUR RESULTS OF OPERATIONS MAY BE IMPACTED BY DELAYS IN THE SHIPMENT OF NEW OR EXISTING PRODUCTS OR DIFFICULTY IN THE MANUFACTURER ACQUIRING CRITICAL PRODUCT COMPONENTS OF ACCEPTABLE QUALITY AND IN REQUIRED QUANTITY. WE ARE DEPENDENT ON THIRD-PARTY SUPPLIERS AND MANUFACTURERS. ANY DISRUPTION OR EXTENDED DELAY IN PRODUCT SUPPLY FROM ANY OF OUR THIRD-PARTY SUPPLIERS COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON OUR OPERATIONS.

     There are numerous companies that produce or supply the types of products we distribute. We do not manufacture any of our products and depend entirely on third party manufacturers and suppliers. Typically, we do not have supply agreements, but submit purchase orders for our products. We currently utilize six different contract manufacturers. Although we believe that a number of alternative manufacturers are available if required and that we could replace our main suppliers with alternative sources at comparable prices and terms, any disruption or extended delay in our product supply from any of our third party suppliers could have a significant adverse impact on our operations. In addition, the time needed to replace any of current products from any of our main suppliers could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

     OUR GROWTH IS DEPENDENT ON NEW PRODUCTS. IF WE CANNOT SUCCESSFULLY DEVELOP NEW PRODUCTS OR IF ANY NEWLY DEVELOPED PRODUCTS DO NOT CONTRIBUTE FAVORABLY TO OUR OPERATIONS, THEN OUR COMPETITIVE POSITIONS COULD BE NEGATIVELY AFFECTED.

     Our future growth is also dependent on new product development. New product initiatives may not be successfully implemented because of difficulty in assimilation, development costs and diversion of management time. We evaluate opportunities to develop new products through product line extensions and product modifications in the ordinary course of our business. Product line extensions and product modifications involve numerous risks, including difficulties in the assimilation of the developed products, the expenses incurred in connection with the product development and the diversion of management's attention from other business concerns. There can be no assurance that we will successfully develop product line extensions or integrate newly developed products into our business. In addition, there can be no assurance that newly developed products will contribute favorably to our operations and financial condition.

     WE ARE RELIANT ON TWO MAJOR CUSTOMERS. IF SALES TO EITHER OF THESE TWO CUSTOMERS ARE NEGATIVELY AFFECTED, THEN IT COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

     Currently, two customers, HKTPCO and our exclusive distributor for Canada, True North Nutrition, account for more than 54.9%, or $1,600,275 of our net sales. Since these two customers substantiate a large portion of our net sales, a slowdown or loss of either of these two customers could materially impinge our ability to grow and generate positive cash flows.

     OUR BUSINESS IS SENSITIVE TO PUBLIC PERCEPTION. IF ANY OF OUR PRODUCTS PROVE TO BE HARMFUL TO CONSUMERS OR IF SCIENTIFIC STUDIES PROVIDE UNFAVORABLE FINDINGS REGARDING THEIR SAFETY OR EFFECTIVENESS, THEN OUR BRANDS AND OUR IMAGE IN THE MARKETPLACE WOULD BE NEGATIVELY IMPACTED.

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

     WE ARE AT RISK FOR PRODUCT LIABILITY CLAIMS AND REQUIRE ADEQUATE INSURANCE TO PROTECT US AGAINST SUCH CLAIMS. IF WE ARE UNABLE TO SECURE THE NECESSARY INSURANCE COVERAGE AT AFFORDABLE COST TO PROTECT OUR BUSINESS AGAINST ANY CLAIMS, THEN OUR EXPOSURE TO LIABILITY WILL GREATLY INCREASE AND OUR ABILITY TO MARKET AND SELL OUR PRODUCTS WILL BE MORE DIFFICULT SINCE CERTAIN CUSTOMERS RELY ON THIS INSURANCE IN ORDER TO DISTRIBUTE OUR PRODUCTS.

     We are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability. We are not aware of any claims pending against us or our products that if adversely decided would adversely affect our business. While we will continue to attempt to take what we consider to be appropriate precautions, there can be no assurance that these precautions will enable us to avoid significant product liability exposure in the future.
We maintain product liability insurance through third party providers. The Company maintains $1,000,000 in product liability coverage for its products. We believe our insurance coverage is adequate; however, there can be no assurance that we will be able to retain our existing coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims. In addition to carrying our own coverage, we also require our manufacturers to carry product liability insurance.

     OUR STOCK PRICE IS VOLATILE. IF CONTINUED VOLATILITY OCCURS OR IF OUR STOCK PRICE CONTINUES TO BE LOW, THEN OUR STOCK MAY BE LESS ATTRACTIVE TO INVESTORS AND WE MAY NOT BE ABLE TO RAISE ADEQUATE CAPITAL.

     Over the past two years, the trading price of our common stock has ranged from $0.02 to $0.21. The trading price of our common stock is subject to significant fluctuations in response to variations in the results of our operations, our financial position, general trends in the consumer products industry, the relative illiquidity of the Company's common stock and stock market conditions generally. In addition, the Company's stock ownership is among a few individuals, thereby limiting the exposure of the Company's common stock to the general investing community and limiting our ability to obtain new investors to help finance our business.

     WE MUST DEVELOP AND INTRODUCE NEW PRODUCTS TO SUCCEED.

     Our operating results will depend on our ability to continue to develop and introduce on a timely basis new products that compete effectively in terms of price and quality and that address customer requirements. The success of new product introductions depends on various factors, including the following:

     -     proper new product selection;
     -     successful sales and marketing efforts;
     -     timely delivery of new products; and
     -     customer acceptance of new products.

     New products may not receive or maintain substantial market acceptance. Our failure to develop and introduce new products on a timely basis would adversely affect our future operating results.

     THERE IS NO ASSURANCE THAT OUR PRODUCTS WILL BE ACCEPTED IN THE
MARKETPLACE.

     Any market acceptance for our products may not develop in a timely manner or may not be sustainable. New or increased competition may result in market saturation, more competitive pricing, or lower margins. Further, our overall performance and customer satisfaction may be affected by a variety of factors, many of which will be beyond our control. Our business, operating results, and financial condition would be materially and adversely affected if the market for our products fails to develop or grow, develops or grows more slowly than anticipated, or becomes more competitive or if our products are not accepted by our targeted customers even if a substantial market develops.

     WE MAY NEED SIGNIFICANT INFUSIONS OF ADDITIONAL CAPITAL.

     We may need to obtain additional outside funding in the future in order to further satisfy our cash requirements. Our need for additional capital to finance our business strategy, operations, and growth will be greater should, among other things, revenue or expense estimates prove to be incorrect. We cannot predict the timing or amount of our capital requirements at this time.
If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

     WE MAY FACE SIGNIFICANT COMPETITION, INCLUDING FROM COMPANIES WITH GREATER RESOURCES, WHICH COULD ADVERSELY AFFECT OUR REVENUES, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     There are existing companies that offer or have the ability to develop products that will compete directly with those that we currently offer or may offer in the future. These include large, well-recognized companies, which have substantial resources and established relationships in the markets in which we compete. Their greater financial, technical, marketing, and sales resources may permit them to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of competing services and products. Emerging companies also may develop and offer products that compete with those that we offer. Increased competitive pressure could lead to reduced market share, as well as lower prices and reduced margins for our services and products, which would adversely affect our results of operations and financial condition. We cannot assure you that we will be able to compete successfully in the future.

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

     IF WE ARE UNABLE TO MANAGE OUR PROJECTED GROWTH, OUR GROWTH PROSPECTS MAY BE LIMITED AND OUR FUTURE PROFITABILITY MAY BE ADVERSELY AFFECTED.

     Any expansion of our business may strain our current managerial, financial, operational, and other resources. If we are unable to manage our growth, our business, operating results, and financial condition could be adversely affected. We will need to continually improve our operations and our financial, accounting, and other internal control systems in order to manage our growth effectively. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to manage our growth effectively. Any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

     OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE UNEXPECTEDLY FROM QUARTER TO QUARTER, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

     Our revenues and operating results may vary significantly in the future due to various factors, including, but not limited to increased sales, increased inventory expenses, changes in our operating expenses, market acceptance of our products, regulatory changes that may affect the marketability of our products and buying cycles of our customers. As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and that you should not rely upon our performance in a particular period as indicating of our performance in any future period.

     WE DEPEND UPON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL.

     Our performance depends substantially on the performance of our executive officers and other key personnel. The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel, especially highly qualified managerial personnel. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, revenues, results of operations or financial condition. We do not maintain key person life insurance on the lives of our officers or key employees.

     Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

                         RISKS RELATED TO OUR SECURITIES

     OUR CURRENT MANAGEMENT MAY BE ABLE TO CONTROL OUR COMPANY INDEFINITELY.

     Our current board of directors and management team collectively own or control the right to vote over 59% of our outstanding common stock. As a result, our current board and management may be able to control our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time. This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our other shareholders.

     THE TRADING PRICE OF OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND COULD CONTINUE TO BE VOLATILE IN THE FUTURE.

     This volatility in our stock price could be caused by a variety of factors, many of which are beyond our control. These factors include the following:

     -     variations in our operating results;
     -     announcements of new product innovations by us or our competitors;
     - changes in expectations of our future financial performance, including financial estimates by third-party analysts and investors;
     - changes in operating and stock price performance of companies similar to us;
     -     conditions or trends our industry;
     -     additions or departures of key personnel; and
     -     future sales of our common stock.

     Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies' securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management's attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.

     PROVISIONS IN OUR CORPORATE CHARTER AND UNDER NEVADA LAW ARE FAVORABLE TO OUR DIRECTORS.

     Pursuant to our Articles of Incorporation, members of our management and board of directors are immune to liability for violations of their fiduciary duty of care as officers and directors, except in limited circumstances. This means that you may be unable to prevail in a legal action against our officers or directors even if you believe they have breached their fiduciary duty of care. In addition, our certificate of incorporation allows us to indemnify our officers and directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

     CERTAIN PROVISIONS OF NEVADA LAW AND IN OUR CHARTER, AS WELL AS OUR CURRENT STOCKHOLDER BASE, MAY PREVENT OR DELAY A CHANGE OF CONTROL OF OUR COMPANY.

     Under applicable Nevada law, which we are subject to, it will be more difficult for a third party to take control of us and may limit the price some investors are willing to pay for shares of our common stock. Furthermore, our Articles of Incorporation authorize the issuance of preferred stock without a vote or other stockholder approval. Finally, approximately 60% of our outstanding common stock is held by insiders. Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third party to acquire our company without the consent of the insiders.

     OUR COMMON STOCK MAY BE SUBJECT TO THE "PENNY STOCK" RULES AS PROMULGATED UNDER THE EXCHANGE ACT.

     In the event that no exclusion from the definition of "penny stock" under the Securities Exchange Act of 1934, as amended, is available, then any broker engaging in a transaction in our common stock will be required to provide our customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

     FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

     In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting,
(ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at December 31, 2006, with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act.

There is a risk that neither we nor our independent auditors will be able to conclude at December 31, 2006, that our internal controls over financial reporting are effective as required by Section 404 of the Sarbanes-Oxley Act.

     During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with
Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     An audited balance sheet for the year ended December 31, 2004 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 are set forth on page F-1 at the end of this Annual Report.

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-KSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of December 31, 2004, the results of operations for the years ended December 31, 2004 and 2003, and cash flows for the years ended December 31, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8A - CONTROLS AND PROCEDURES

     Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, who currently serves as our chief financial officer, in order to allow timely consideration regarding required disclosures.

     The evaluation of our disclosure controls by our chief executive officer, who currently serves as our chief financial officer, included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on his review and evaluation as of the end of the period covered by this Form 10-KSB, and subject to the inherent limitations all as described above, our chief executive officer, who currently serves as our chief financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-KSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

     Not Applicable.

                                    PART  III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

          NAME          AGE         POSITION(S) OR OFFICE(S) HELD
          ----          ---         -----------------------------

      Neil Reithinger    35    Chairman of the Board, President & Chief
                                         Executive Officer

      Karl H. Rullich    71    Vice-President, Secretary & Director

     O. Lee Tawes, III   57                  Director

       Carmen Choi       29                  Director

       Samuel Lam        52                  Director

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

     MR. O. LEE TAWES, III was nominated and elected to the Board of Directors of the Company at a Special Meeting of the Board of Directors held on March 1, 2001 by an affirmative vote of a majority of the Board of Directors. He is executive Vice President and Head of Investment Banking, and a Director at Northeast Securities Inc. From 2000-2001 he was Managing Director of Research for C.E. Unterberg, Towbin, an investment and merchant banking firm specializing in high growth technology companies. Mr. Tawes spent 20 years at Oppenheimer & Co. Inc. and CIBC World Markets, where he was Director of Equity Research from 1991 to 1999. He was also Chairman of the Stock Selection Committee at CIBC, a member of the firm's Executive Committee, and Commitment Committee. From 1972 to 1990, Mr. Tawes was an analyst covering the food and diversified industries at Goldman Sachs & Co. from 1972 to 1979, and Oppenheimer from 1979 to 1990. As food analyst, he was named to the Institutional Investor All America Research Team five times from 1979 through 1989. Mr. Tawes is a graduate of Princeton University and received his MBA from Darden School at the University of Virginia.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires tour directors, executive officers and persons who own more than 10% of a registered class of the Company's securities to file with the

SEC reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. In compliance with Section 16(a), Karl Rullich, and officer and director in our company, did not file a Form 4 for the acquisition of 400,000 shares of the Company's stock in April 2004 as part of conversion of debt owed to him by the Company. No other officer, director or
Section 16(a) officer has sold or acquired any of the Company's stock during the last calendar year, thus not requiring any reports under Section16(a) to be filed.

Audit Committee Financial Expert

     Our Audit Committee of the Board of Directors is comprised of Samuel Lam and O. Lee Tawes, III where O. Lee Tawes, III serves as the Chairman. The Company does not have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, because at this time our current level of operations and the cost of retaining such financial expert are prohibitive.

Code of Ethics

     Our Board of Directors currently is in the process of adopting a code of ethics that applies to our principal executive officer and principal financial and accounting officer and to all of our staff.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     Summary compensation information for Mr. Neil Reithinger, the Company's Chief Executive Officer for the year ended December 31, 2004 (the only "named executive officer" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1)), is as follows:

                                                       Securities
       Name and                         Other Annual/   Underlying
      Principal                           Deferred      Options/
       Position         Year  Salary    Compensation    SARs (#)
----------------------  ----  -------  --------------  -----------
   Neil Reithinger      2004  $45,623  $       26,377            -
        C.E.O.          2003   48,000          24,000            -
                        2002   54,750          17,250      907,500

COMPENSATION PURSUANT TO STOCK OPTIONS

     We grant stock options from time to time to officers, key employees, and directors of our company. However, we did not grant any options during the year ended December 31, 2004 to Mr. Reithinger.

YEAR-END OPTION VALUES

     The following table provides information on the value of our Chief Executive Officer's unexercised options at December 31, 2004. Our Chief Executive Officer did not exercise any stock options during 2004.

                Number of Securities Underlying   Value of Unexercised In-The-Money
                    Unexercised Options at                   Options at
                      Fiscal Year-End (#)             Fiscal Year-End ($) (1)

    NAME         EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
    ----         -----------      -------------     -----------      -------------
    Neil         1,677,500          1,850,000               -                  -
Reithinger

(1) Calculated based upon the closing price of our common stock as reported on the Over-the-Counter Bulletin Board on December 31, 2004 of $.07 per share.

DIRECTORS

     Directors do not receive any compensation for their serving on the Board of Directors of the Company.

EMPLOYMENT CONTRACTS

     There are currently no employment contracts, severance or change-in-control agreements with any of the named executive officers of the Company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CHANGES IN CONTROL

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 25, 2005 with respect to (i) each director of the Company; (ii) our Chief Executive Officer; (iii) our Chief Executive Officer and directors as a group; and (iv) each party known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the mailing address for each party listed below is c/o Baywood International, Inc., 14950 North 83rd Place, Suite 1, Scottsdale, Arizona
85260.

     This table is based upon information supplied by current and former officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 36,563,875 shares of our common stock outstanding on March 25, 2005 adjusted as required by rules promulgated by the Securities and Exchange Commission.

     The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

             NAME AND ADDRESS                    SHARES BENEFICIALLY OWNED
             ----------------                    -------------------------
      DIRECTORS, NOMINEES AND OFFICERS              NUMBER        PERCENT
      --------------------------------              ------        -------
          Neil Reithinger (1)                     2,272,640          4.6%

          Karl H. Rullich (2)                     2,422,000          4.9%

         O. Lee Tawes, III (3)                    3,900,000          7.8%

            Carmen Choi                             200,000            *

            Samuel Lam                              200,000            *

All directors, nominees, and named executive      9,382,140         18.8%
   officers as a group (five people)

     NON-MANAGEMENT 5% BENEFICIAL OWNERS
     -----------------------------------

            Linda Lee (4)                         2,423,647          4.9%

           Francis Choi (5)                      19,301,587         38.6%

     *  Less than one percent

     (1) Mr. Reithinger is the Company's Chairman of the Board, President and Chief Executive Officer. He holds 1,852,640 common shares; an option granted January 29, 1997, which expires January 29, 2007 to purchase 20,000 common shares at $0.42 per share; an option granted February 26, 1998, which expires February 26, 2008 to purchase 100,000 common shares at $0.13 per share; and an option granted May 13, 1999, which expires May 13, 2009 to purchase 2,500,000 common shares at $0.15 per share with 300,000 options to purchase shares vesting immediately; 350,000 options to purchase shares vesting when revenues reach $3.0 million annually; 350,000 options to purchase shares vesting when the market price of the Common Stock reaches $1.00; 400,000 options to purchase shares vesting when revenues reach $5.0 million annually; 500,000 options to purchase shares vesting when revenues reach $10.0 million annually; and 600,000 options to purchase shares when revenues reach $15.0 million annually.

     (2) Mr. Rullich is Vice-President, Secretary and a Director of the Company. Mr. Rullich beneficially owns 2,422,000 common shares, and 5,625 of Class "F" Preferred Stock with a stated value of $450,000.Mr. Tawes is a Director of the Company.

     (3) Mr. Tawes beneficially owns 1,675,000 common shares; an option granted March 22, 2002, which expires March 22, 2012 to purchase 200,000 common shares at $0.08 per share; a warrant to purchase 1,725,000 common shares at an exercise price of $0.04 per share; a warrant to purchase 300,000 common shares at an exercise price of $0.08 per share, and 6,085 of Class "F" Preferred Stock with a stated value of $486,800.

     (4)     Ms. Lee is a citizen of Hong Kong, China.

     (5) Mr. Choi is a citizen of Hong Kong, China. Mr. Choi holds 7,301,587 common shares, 800,000 shares of Class "E" Preferred Stock that are convertible into 8,000,000 restricted common shares of the Company, 5,625 of Class "F" Preferred Stock with a stated value of $450,000 and 4,000,000 warrants to purchase 4,000,000 restricted common shares of the Company at an exercise price of $0.20.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2004, regarding the Company's Stock Option Plan compensation under which our equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

------------------------------------------------------------------------------------------------------
                           NUMBER OF SECURITIES    WEIGHTED-AVERAGE    NUMBER OF SECURITIES REMAINING
                             TO BE ISSUED UPON     EXERCISE PRICE OF    AVAILABLE FOR FUTURE ISSUANCE
                                EXERCISE OF           OUTSTANDING         UNDER EQUITY COMPENSATION
      PLAN CATEGORY        OUTSTANDING OPTIONS,    OPTIONS, WARRANTS     PLANS (EXCLUDING SECURITIES
                            WARRANTS AND RIGHTS       AND RIGHTS          REFLECTED IN COLUMN (A))
                                    (A)                   (B)                        (C)
------------------------------------------------------------------------------------------------------
Equity compensation plans              3,580,000  $              0.13                        2,920,000
  approved by security
        holders
------------------------------------------------------------------------------------------------------
Equity compensation plans                    -0-                  -0-                              -0-
not approved by security
        holders
------------------------------------------------------------------------------------------------------
         Total                         3,580,000  $              0.13                        2,920,000
------------------------------------------------------------------------------------------------------

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2000, the Company's single largest shareholder, Dr. Francis Choi, established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were 47% of net sales, or approximately $1,368,054, for the year ended December 31, 2004, and 31% of net sales, or approximately $857,000, for the year ended December 31, 2003. Accounts receivable due from HKTPCO at December 31, 2004 were 26% of total accounts receivable.

     On May 10, 2004, we entered into a loan agreement for $375,000 with one of our directors, O. Lee Tawes, III. We entered into this loan agreement in order to raise the $350,000 needed for the cash deposit for Aidan. This loan agreement bears an annual interest rate of 10% and is due May 10, 2005. As part of this loan, we also issued to Mr. Tawes a warrant for the purchase of 1,725,000 shares of our common stock at an exercise price of $0.04.

     The Company has adopted a policy that transactions with affiliated persons or entities will be on terms no less favorable than those that could be obtained from unaffiliated third parties on an arm's length basis, and that any such transaction must be reviewed by the Company's independent directors.

ITEM 13 - EXHIBITS

Exhibit Number                   Exhibit Name                             Method of Filing
--------------                   ------------                            -----------------
      3.1               Articles of Incorporation, as amended                     (1)

      3.2                            By-Laws                                      (2)

      4.1               Specimen Common Stock Certificate                         (3)

      4.2                  Description of Common Stock                            (4)

      4.3              Specimen Preferred Stock Certificate                       (5)

      4.4               Conditions of Preferred Certificate                       (6)

      4.5       Certificates Describing Rights and Restrictions of Class          (7)
                  "A", "B" and "C" Preferred Shares as filed with the
                     Secretary of State of Nevada on July 18, 1997

      10              Bridge Loan Agreement Dated May 18, 2004               Filed herewith

      21                       List of Subsidiaries                          Filed herewith

      23                  Independent Auditor's Consent                      Filed herewith

      31        Certification Pursuant to Rule 13a-14(a)/15d-14(a), and      Filed herewith
                    Section 302 of the Sarbanes-Oxley Act of 2002

      32         Certification Pursuant to 18 U.S.C. Section 1350, As        Filed herewith
                   Adopted Pursuant to Section 906 Of The Sarbanes-
                               Oxley Act Of 2002

(1) Incorporated by reference to Exhibit 3.1 of annual report on Form 10-KSB (file no. 33-10236) filed on April 18, 1997.

(2) Incorporated by reference to Exhibit 3 of Registration Statement on Form S-1 (file no. 33-10236) filed on January 27, 1987, and declared effective on February 14, 1988.

(3) Incorporated by reference to Exhibit 1 of Registration Statement on Form 8-A (File no. 022024) filed on July 2, 1993, and declared effective on July 9, 1993.

(4) Incorporated by reference to page 31 of Registration Statement on Form S-1 (file no. 33-10236) filed on January 27, 1987, and declared effective on February 14, 1988.

(5) Incorporated by reference to Exhibit 4.3 of annual report on Form 10-KSB (file no. 33-10236) filed on April 18, 1997.

(6) Incorporated by reference to Exhibit 4.4 of annual report on Form 10-KSB (file no. 33-10236) filed on April 18, 1997.

(7) Incorporated by reference to Exhibit 4.5 of annual report on Form 10-KSB (file no. 33-10236) filed on March 30, 1998.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     We have paid or expect to pay the following fees to Epstein, Weber & Conover, P.L.C. for work performed in 2003 and 2004 or attributable to Epstein, Weber & Conover, P.L.C.'s audit of our 2003 and 2004 consolidated financial statements:

                      2003     2004
                    -------  -------
Audit Fees          $17,430  $16,380
Audit-Related Fees    7,700    5,000
Tax Fees                  -        -
All Other Fees            -    8,435

     In January 2003, the SEC released final rules to implement Title II of the Sarbanes-Oxley Act of 2003 (the "Sarbanes-Oxley Act"). The rules address auditor independence and have modified the proxy fee disclosure requirements. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit-related fees are assurance-related services that traditionally are performed by the independent accountant, such as employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

     The audit committee has reviewed the fees paid to Epstein, Weber & Conover, P.L.C. and has considered whether the fees paid for non-audit services are compatible with maintaining Epstein, Weber & Conover, P.L.C.'s independence.
The audit committee has also adopted policies and procedures to approve audit and non-audit services provided in 2004 by Epstein, Weber & Conover, P.L.C. in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the audit committee of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. Additional service engagements that exceed these pre-approved limits must be submitted to the audit committee for further pre-approval. The audit committee may additionally ratify certain de minimis services provided by the independent auditor without prior audit committee approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. We will disclose all such approvals by the audit committee, as applicable, in upcoming years.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2005                        /s/ Neil Reithinger
                                           -------------------
                                           Neil Reithinger
Baywood International, Inc.                Chairman of the Board, President
                                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

      SIGNATURE                       CAPACITY                     DATE
      ---------                       --------                     ----
/s/ Neil Reithinger    Chairman of the Board, Principal
-------------------
  Neil Reithinger       Executive Officer and Principal        May 12, 2005
                               Accounting Officer

/s/ Karl H. Rullich    Vice-President, Secretary and Director  May 12, 2005
-------------------
  Karl H. Rullich

/s/ O. Lee Tawes, III              Director                    May 12, 2005
---------------------
  O. Lee Tawes, III

                                   Director                    May   , 2005
  ---------------
   Carmen Choi

                                   Director                    May   , 2005
   --------------
     Samuel Lam

              INDEX TO FINANCIAL STATEMENTS
              -----------------------------

                                                         PAGE
                                                         ----

REPORT OF INDEPENDENT AUDITORS                           F-2

BALANCE SHEET AS OF DECEMBER 31, 2004                    F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED             F-4
DECEMBER 31, 2004 AND 2003

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED  F-5
DECEMBER 31, 2004 AND 2003

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED             F-6
DECEMBER 31, 2004 AND 2003

NOTES TO FINANCIAL STATEMENTS                            F-7

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Stockholders and Board of Directors of Baywood International, Inc.:

     We have audited the accompanying consolidated balance sheet of Baywood International, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2004, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting standards generally accepted in the United States of America.

     As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $2,299,528 at December 31, 2004. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  EPSTEIN,  WEBER  &  CONOVER,  PLC
     Scottsdale,  Arizona
     April  22,  2005

                           BAYWOOD INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             As of December 31, 2004

                                    ASSETS
                                   ------

CURRENT ASSETS
  Cash and equivalents                                  $      2,552
  Accounts receivable (net of allowance of $0)                90,526
  Inventories                                                171,003
  Prepaid expenses and other current assets                   22,462
                                                        -------------
      Total current assets                                   286,543
                                                        -------------

PROPERTY & EQUIPMENT
  Computers & Equipment
      (net of accumulated depreciation of $205,586)           41,089
                                                        -------------

          Total assets                                  $    327,632
                                                        =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                      $    767,419
  Interest payable                                           265,797
  Accrued liabilities                                        763,617
  Notes payable                                              789,238
                                                        -------------
      Total current liabilities                            2,586,071
                                                        -------------

REDEEMABLE PREFERRED STOCK                                   800,000
                                                        -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value,
    10,000,000 shares authorized
      Class F, 17,335 shares issued and outstanding;
        stated value of $1,386,800                            17,335
      Class A, 35,000 shares issued and outstanding           35,000
  Common stock, $.001 par value, 50,000,000
    shares authorized, 35,643,235 shares
    issued and outstanding                                    35,643
  Additional paid-in capital                               9,511,398
  Deferred stock compensation                                (89,167)
  Accumulated deficit                                    (12,568,648)
                                                        -------------
      Total stockholders' deficit                         (3,058,439)
                                                        -------------
          Total liabilities and stockholders' deficit   $    327,632
                                                        =============

         See accompanying notes to financial statements.

                             BAYWOOD INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        -------------------------------------

                                                          Year ended December 31,
                                                            2004           2003
                                                        ------------  --------------
NET SALES                                               $ 2,913,596   $   2,804,126

COST OF SALES                                             1,729,220       1,582,427
                                                        ------------  --------------
  Gross profit                                            1,184,376       1,221,699
                                                        ------------  --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing expenses                                        483,540         633,944
  General and administrative expenses                       852,964         878,031
  Depreciation and amortization                              25,515          24,725
                                                        ------------  --------------
    Total selling, general and administrative expenses    1,362,019       1,536,700
                                                        ------------  --------------
      Operating loss                                       (177,643)       (315,001)
                                                        ------------  --------------

OTHER INCOME (EXPENSE):
  Interest income                                                52              80
  Miscellaneous expense                                           -               -
  Loss on investment                                       (350,000)              -
  Interest expense                                         (129,700)        (58,837)
                                                        ------------  --------------
    Total other expense                                    (479,648)        (58,757)
                                                        ------------  --------------

LOSS BEFORE INCOME TAXES                                   (657,291)       (373,758)

INCOME TAX PROVISION                                              -               -
                                                        ------------  --------------

NET LOSS                                                $  (657,291)  $    (373,758)
                                                        ============  ==============

BASIC NET LOSS PER COMMON SHARE                         $     (0.03)  $       (0.02)
                                                        ============  ==============

DILUTED NET LOSS PER COMMON SHARE                       $     (0.03)  $       (0.02)
                                                        ============  ==============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING            34,551,386      32,768,235
                                                        ============  ==============

                   See accompanying notes to financial statements.

                                           BAYWOOD INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------

                                                                            For the Period Ended December 31,
                                                                                2004                 2003
                                                                         -------------------  ------------------
OPERATING ACTIVITIES:
  Net loss                                                               $         (657,291)  $        (373,758)
    Adjustments to reconcile net loss to cash used
      by operating activities:
        Depreciation and amortization                                                25,515              24,725
        Amortization of debt discount                                                16,401                   -
        Amortization of deferred stock compensation                                  33,333                   -
        Subsidiary stock issued for services                                         90,000                   -
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                  (16,348)            131,134
        (Increase) decrease in inventory                                             70,296             (27,228)
        Decrease in prepaid expenses                                                 26,627               6,614
        Increase (decrease) in interest payable                                      (5,129)             39,254
        Increase (decrease) in accounts payable and accrued liabilities             (48,039)             26,435
                                                                         -------------------  ------------------
          Net cash (used) by operating activities                                  (464,635)           (172,824)
                                                                         -------------------  ------------------

INVESTING ACTIVITIES:
  Purchase of computer equipment                                                     (5,264)                  -
                                                                         -------------------  ------------------
          Net cash (used) by investing activities                                    (5,264)                  -
                                                                         -------------------  ------------------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                       750,000             366,400
  Proceeds from exercise of stock options for common stock                              575                   -
  Proceeds from line of credit                                                      455,635             654,801
  Principal payments on notes payable and credit line                              (741,561)           (850,458)
                                                                         -------------------  ------------------
          Net cash provided by financing activities                                 464,649             170,743
                                                                         -------------------  ------------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                         (5,250)             (2,081)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                             7,802               9,883
                                                                         -------------------  ------------------
CASH AND EQUIVALENTS, END OF PERIOD                                      $            2,552   $           7,802
                                                                         ===================  ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                             $           60,614   $          19,583

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Value of warrants issued in relation to debt                           $           28,118   $               -
  Accrued preferred stock dividends                                      $          292,417   $               -
  Debt reduction through exercise of warrants and options                $           32,000   $               -
  Debt converted to preferred stock                                      $          486,800   $               -
  Deferred stock compensation                                            $          122,500   $               -

                                 See accompanying notes to financial statements.

                                                  BAYWOOD INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                       ------------------------------------------------

                                                                                      ADDITIONAL
                                 PREFERRED STOCK      COMMON STOCK         STOCK        PAID-IN     ACCUMULATED
                                 SHARES  AMOUNT     SHARES    AMOUNT    COMPENSATION    CAPITAL       DEFICIT        TOTAL
                                 ------  -------  ----------  -------  --------------  ----------  -------------  ------------
BALANCE, DECEMBER 31, 2002       46,250  $46,250  32,768,235  $32,768  $           -   $8,760,365  $(11,011,182)  $(2,171,799)
                                 ------  -------  ----------  -------  --------------  ----------  -------------  ------------

  Preferred dividend                                                                                   (234,000)     (234,000)

  Net loss                                                                                             (373,758)     (373,758)

                                 ------  -------  ----------  -------  --------------  ----------  -------------  ------------
BALANCE, DECEMBER 31, 2003       46,250  $46,250  32,768,235  $32,768  $           -   $8,760,365  $(11,618,940)  $(2,779,557)
                                 ======  =======  ==========  =======  ==============  ==========  =============  ============

  Issuance of preferred stock     6,085  $ 6,085                                       $  480,715                     486,800

  Debt conversion                                    400,000  $   400                  $   31,600                      32,000

  Deferred stock compensation                      2,450,000  $ 2,450  $     (89,167)  $  120,050                      33,333

  Exercise of stock options                           25,000  $    25                  $      550                         575

  Issuance of subsidiary shares                                                        $   90,000                      90,000

  Value of warrants issued                                                             $   28,118                      28,118

  Preferred dividend                                                                               $   (292,417)     (292,417)

  Net loss                                                                                         $   (657,291)     (657,291)

                                 ------  -------  ----------  -------  --------------  ----------  -------------  ------------
BALANCE, DECEMBER 31, 2004       52,335  $52,335  35,643,235  $35,643  $     (89,167)  $9,511,398  $(12,568,648)  $(3,058,439)
                                 ======  =======  ==========  =======  ==============  ==========  =============  ============

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Baywood International, Inc. (the "Company," "we," "our," or "us"), is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme. Our products are distributed through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically. The predecessor to the Company, Baywood Financial, Inc., was originally incorporated in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

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

     Throughout 1998 and the first six months of 1999, we completely revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, we completely transformed our company with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, we are focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme and any other branded lines we choose to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     As a result of our new corporate strategy, revenue growth has been affected dramatically over the past six (6) years. Net sales totaled $463,590, $1,609,523, $2,724,798, $3,425,462, $2,804,126 and $2,913,596 for the years ended December 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively. Where the Company had experienced a high concentration of sales with one major customer in the international market up through 1998, our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food channels.

     On September 13, 2001, we formed EpiPharma, Inc. ("EpiPharma") as a subsidiary to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma is traded on the Pink Sheets under the symbol EPHM and, to date, has had minimal operations. Our current objective is to utilize EpiPharma as a vehicle to pursue the acquisition and investment in other novel, cutting-edge technologies and companies in the healthcare field.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $2,299,528 at December 31, 2004. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, the Company implemented a new strategic direction with new products and distribution. Since then, the Company has increased sales volume significantly. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to continue to borrow from it officers to fund cash flow short falls. Management believes that these individuals have the wherewithal to make advances to the Company when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

     The consolidated financial statements include the accounts of the Company and EpiPharma. There is no significant activity in EpiPharma. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition
-------------------

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. If returned, our customers are responsible for returning merchandise in resalable condition. Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way. All price tags and glue residue must be removed prior to return if credit is expected. A restocking fee of 15% is assessed if we remove any price tags or glue residue, and we do not accept products kept longer than two (2) years. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. Management communicates regularly with customers to compile data on the volume of product being sold to the end users. This information is used by management to estimate any sales returns prior to the release of any financial information. Our experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

Property, Equipment and Depreciation
------------------------------------

     Property and Equipment consisted of the following at December 31, 2004:

Furniture and fixtures         $  49,004
Computers                        155,614
Equipment                          6,457
Leasehold Improvements            35,600
                               ----------
  Total                        $ 246,675
Less accumulated depreciation   (205,586)
                               ----------
Net Property and Equipment     $  41,089
                               ==========

     Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five (5) years. Leasehold improvements are recorded at cost and amortized over five (5) years. Depreciation expense for the years ended December 31, 2004 and 2003 was $25,515 and $24,725, respectively.

Cash and Equivalents
--------------------

     The Company considers cash to be all short-term, highly liquid investments that are readily

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

Stock-Based Compensation
------------------------

     Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma effect of the fair value method is discussed in Note 10.

     We issue stock options from time-to-time to executives, key employees and members of the board of directors. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continue to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We did not grant any stock options in the year ended December 31, 2004. All stock options granted in the year ended December 31, 2003 have exercise prices at or higher than the 90-day moving average market price of our common stock at the dates of the grants. Accordingly, no compensation cost has been recognized for the stock options granted to employees in the years ended December 31, 2004 and 2003. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2003, consistent with the provisions of SFAS No. 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                   2004        2003
                              ----------  ----------
   Net Loss - as reported     $(657,291)  $(373,758)
    Net Loss - pro forma            N/A   $(380,624)
Loss per share - as reported  $   (0.03)  $   (0.02)
 Loss per share - pro forma         N/A   $   (0.02)

     Under the provisions of SFAS No. 123, fully vested options of 1,907,500 and 250,208 proportionately vested options for the year ended December 31, 2003 were used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                         2004     2003
                         ----  --------
Dividend yield            N/A    None
Volatility                N/A   1.04
Risk free interest rate   N/A   4.01%
Expected asset life       N/A  5 years

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Income Taxes
------------

     The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Loss Per Share
--------------

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128, Earnings Per Share ("SFAS 128").

Advertising Expenses
--------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $128,821 and $104,000 for the years ended December 31, 2004 and 2003, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Recently Issued Accounting Standards
------------------------------------

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and amended the Interpretation in December 2003. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 will not have a material effect on its financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003.

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


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

     In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. The Company is evaluating the impact of this new pronouncement and has not yet estimated the effect of implementation on the Company's financial statements.

Note 3 - LOSS PER SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2004 and 2003 because the effect of their inclusion would be antidilutive.

                                                       2004                                 2003
                                                       ----                                 ----
                                           Loss       Shares     Per share     Income      Shares     Per share
                                           -----      ------     ---------     -------     -------    ---------
Net (Loss)                              $(657,291)                           $(373,758)
Preferred stock dividends                (292,417)                            (234,000)

BASIC LOSS PER SHARE

Loss available to common stockholders   $(949,708)  35,643,235  $    (0.03)  $(607,758)  32,768,235  $    (0.02)

Effect of dilutive securities                 N/A                                  N/A


DILUTED LOSS PER SHARE                              35,643,235  $    (0.02)              32,768,235  $    (0.02)

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 10,775,640 shares of common stock were outstanding at December 31, 2004. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 11,160,892 shares of common stock were outstanding at December 31, 2003. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $292,417 and interest on convertible debentures of $11,850 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


for the year ended December 31, 2004. Preferred stock dividends of $234,000 and interest on convertible debentures of $15,720 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2003.

Note 4 - ACCOUNTS RECEIVABLE

     The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. Historically, returns have been immaterial, and we have not recorded an allowance for product returns for the year ended December 31, 2004. The allowance for uncollectible accounts is zero at December 31, 2004.

Note 5 - PREFERRED STOCK

     We have issued three classes of preferred stock with differing features and privileges. The first series, Class A preferred stock ($1 par value, 35,000 shares issued and outstanding at December 31, 2004) is convertible by the holder at any time into common stock on the basis of one share of preferred for one share of common stock. The preferred shares have a preference in liquidation of up to $1.00 per share. The preferred shares are non-voting and have no stated dividend preferences or rights.

     During the year ended December 31, 2000, we entered into a subscription agreement with the largest single shareholder of common stock for 800,000 shares of its Class E preferred stock. The Class E $1 par value preferred shares include conversion rights, at the option of the single holder, of 10 shares of common stock per one share of preferred stock. The Class E preferred stock is redeemable at the option of either the Company or the holder at par value. The Class E preferred stock contains a 15% per annum cumulative dividend. The Class E preferred shares also have par value liquidation preferences, dividend preferences and no voting rights. The subscription was entered into in December 2000 and there is no accumulated dividend at December 31, 2004. At December 31, 2004, the subscriber had funded the full $800,000 subscription. The subscription agreement also entitles the Class E preferred stockholder to 4,000,000 warrants for 4,000,000 shares of our common stock at $0.20 per share.

     In the year ended December 31, 2001, the Company's board of directors authorized Class F preferred stock. We issued 8,125 shares of the Class F preferred stock in 2001, 3,125 shares in 2002 and 6,085 in 2004. The Class F preferred stock has a $1 per share par value and a stated value of $80 per share. The Class F preferred stock contains a 15% per annum cumulative dividend that is preferential to all other classes of stock other than Class E preferred stock. By mutual agreement of the Company and the Class F shareholders, and in accordance with the terms of the agreement, the dividend rate was reduced to 12% in 2001. The Class F preferred stock has an aggregate liquidation value of $1,456,140 at December 31, 2004. The Class F preferred stock has a liquidation preference senior to all other classes of capital stock. The Class F preferred stock is redeemable at the option of the Company only at 105% of the stated value. The holders of the Class F preferred stock have voting rights with respect to a merger or sale of substantially all of our assets. 8,125 shares of the Class F preferred stock were issued to the holder of the Class E preferred stock and an officer and director of the Company in exchange for $650,000 in debt owed by us to those individuals in the year ended December 31, 2001. 3,125 shares of the Class F preferred stock were issued for cash in the year ended December 31, 2002. 6,085 shares of the Class F preferred stock were issued to a director of the Company in exchange for $486,800 in debt owed by us in the year ended December 31, 2004.

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


     The total authorization for all classes of preferred stock is 10,000,000 shares.

Note 6 - RELATED PARTY TRANSACTIONS

     The Company borrowed $618,000 and $75,000 from officers and directors in the years ended December 31, 2004 and 2003, respectively. Total notes payable and accrued interest due to officers and directors at December 31, 2004 was $415,000 and $168,729, respectively. Interest expense on debt to officers and directors was $26,498 and $18,278 for the years ended December 31, 2004 and 2003 respectively.

     In the year ended December 31, 2000, the Company's single largest shareholder established Hong Kong Trustful Pharmaceutical Company Limited ("HKTPCO") as the sole marketer and distributor of the Company's products for all of Asia. Sales to HKTPCO were 47% of net sales, or approximately $1,368,000, for the year ended December 31, 2004, and 33% of net sales, or approximately $924,000, for the year ended December 31, 2003. Management believes that this arrangement will produce a considerable amount of revenue for the Company in future periods.

     Two of the Company's officers have deferred payment of salaries. The accrued salaries to these individuals were $274,085 at December 31, 2004.

Note 7 - LEASE OBLIGATIONS

     We lease our offices and warehouse under an operating lease that expires in 2005. Rent expense under this lease was $97,439 and $96,729 for the years ended December 31, 2004 and 2003, respectively. The future minimum lease obligation for the remaining term of the lease of two months at December 31, 2004 is $16,240.

Note 8 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

     We generate our revenues from numerous customers, primarily in the United States. Our product lines include primarily nutritional and dietary supplements. We operate in only one reportable segment and hold all of our assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Net Sales
----------
                                         2004        2003
                                      ----------  ----------
Nutritional and Dietary Supplements:
  United States                       $1,227,269  $1,473,490
  Canada                                 232,221     327,368
  Asia                                 1,368,054     923,889
  U.K./Europe                             56,112      32,328
  Other                                   29,940      47,051
                                      ----------  ----------
    Total                             $2,913,596  $2,804,126

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Note 9 - CREDIT RISK AND OTHER CONCENTRATIONS

     At December 31, 2004, approximately 26% and 33% of our trade accounts receivable balance were due from two customers. Approximately 47% and 8% of net sales for the year ended December 31, 2004 were from these two customers.

     From time to time, our bank balances exceed federally insured limits. At December 31, 2004, our balance did not exceed insured limits.

     We relied on one of its officers and directors to provide capital to fund operating cash deficiencies. The balanced owed to this individual at December 31, 2004 including notes payable, accrued interest, accrued dividends, redeemable preferred stock and payroll was $941,657.

     We receive approximately 37% of our manufactured product and finished goods from a single vendor. Management believes alternative sources are available if required.

Note 10 - STOCK OPTIONS AND WARRANTS

     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 6,500,000 in 1999. The plan provides that shares granted come from our authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant.

     During the year ended December 31, 2003, we granted to employees options to purchase 125,000 shares of the Company's common stock. The options were granted at an exercise price equal to or greater than the 90-day moving average trading price of the Company's common stock at the date of the grant. The options granted in the year ended December 31, 2003, contained exercise prices of $0.023. We did not grant any stock options in the year ended December 31, 2004.

     The summary of activity for the Company's stock options is presented below:

                                                             WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE
                                                             EXERCISE                  EXERCISE
                                                  2004         PRICE        2003         PRICE
                                                  ----         -----        ----         -----
Options outstanding at beginning of year         5,762,500   $   0.120     5,842,500   $   0.120
Granted                                                  0                   125,000   $   0.023
Exercised                                         (425,000)  $   0.076            (0)
Terminated/Expired                              (1,757,500)                 (205,000)
                                              -------------             -------------
Options outstanding at end of year               3,580,000   $   0.135     5,762,500   $   0.120
                                              =============             =============
Options exercisable at end of year               1,380,000   $   0.115     3,538,145   $   0.116
Options available for grant at end of year       2,920,000                   205,000

Price per share of options outstanding        $0.023-$0.42              $0.023-$0.42
Weighted average remaining contractual lives     6.7 years                 7.6 years

Weighted Average fair value of options                   -              $     0.0112
granted during the year

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


     The following table reflects a summary of common stock warrants outstanding at December 31, 2004:

                                                       WEIGHTED
                                                        AVERAGE
                                                       EXERCISE
                                                         PRICE
                                                       ---------
Warrants outstanding at December 31, 2003  4,600,000   $    0.18
  Granted during the year                  1,725,000
  Expired during the year                   (200,000)
                                           ----------
Warrants outstanding at December 31, 2004  6,125,000   $    0.15
                                           ==========

     The common stock warrants expire as follows in years ended December 31:

2004                  200,000
2005                5,148,392
2006                  200,000
                    ---------
                    5,548,392
                    =========

Note 11 - INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A deferred tax liability of $4,000, pertaining to differences in book and tax bases of equipment, existed at December 31, 2004.

     Deferred tax assets totaling $4,016,000 at December 31, 2004 were offset by the $4,000 deferred income tax liability and a valuation allowance of $4,012,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $3,852,000 of the net deferred income tax asset. The deferred income tax assets and liabilities are comprised of the following at December 31, 2004:

Write-off of investment             $   54,000
Compensation                           110,000
Net operating loss carryforward      3,852,000
                                    ----------

   Total deferred income tax asset   4,016,000

Deferred income tax liability:
Property and equipment                   4,000
                                    ----------

   Net deferred income tax asset     4,012,000


                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Valuation allowance                  4,012,000
                                    ----------

  Net total                                  0
                                    ==========

     The Company has federal and state net operating loss carryforwards of $10,674,000 and $3,680,000, respectively, at December 31, 2004. Approximately $1,012,000 and $967,000 of the state net operating loss carryforwards expired in the years ended December 31, 2004 and 2003, respectively, reducing the deferred income tax and the associated valuation allowance by $66,000 and $58,000, respectively. The federal net operating loss carryforwards expire in 2008 through 2024 and state loss carryforwards expire 2004 through 2008.

     The valuation allowance was increased by $187,000 during the year ended December 31, 2004. The income tax benefit of $145,309 generated for the year ended December 31, 2003 was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards. An alternative minimum tax credit of $10,174 exists at December 31, 2003.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                       2004               2003
                                       ----               ----
Federal statutory rates        $(223,500)  (34)%  $(127,078)  (34)%
State income taxes               (39,400)   (6)%    (22,425)   (6)%
Expiration of state operating     66,000     16%     58,002      6%
loss carryforwards
Valuation allowance for          187,000     23%     84,609     23%
operating loss carryforwards
Other                              9,900      1%      6,892      1%
                               ----------         ----------
Effective rate                 $       0      0%  $       0      0%
                               ==========         ==========

Note 12 - NOTES PAYABLE

     Notes payable at December 31, 2004 consisted of the following:

Note payable to a director.  The note bears interest at 10% per   $375,000
annum and is due May 18, 2005.  The note is unsecured.

Convertible notes payable - other.  The notes bear interest at      84,000
12% and 15% per annum and were due December, 2000
through August, 2001.  The notes are unsecured.

Note payable to officer.  The note has a stated interest rate of    40,000
12% and is due November of 2005.  The note is unsecured.

Notes payable - other.  The notes bear interest at 12% per         202,132
annum and are due June of 2003 through October of 2004.
Two of the notes are secured by personal guarantees of certain officers.


                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2004 and 2003

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


Business credit line.  Note is due in monthly installments of       99,823
principal and interest based on outstanding balance at a rate of prime plus 3.75% per annum until maturity.  The note is
unsecured and personally guaranteed by certain officers and
directors.  The maximum borrowing capacity is $100,000.

Net carrying amount of debt                                        800,955
                                                                  ---------

Less discount on debt                                              (11,717)
                                                                  ---------

Less current portion                                               789,238

                                                                  ---------
Long term portion                                                 $      0
                                                                  =========

     The convertible debt outstanding at December 31, 2004 of $84,000 would be convertible into approximately 1,200,000 shares of the Company's common stock at December 31, 2004, on the basis of the closing price of the stock through that date.

     The Company is in default on scheduled debt repayments of $286,132 as of December 31, 2004. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2004 because of the related party nature of the arrangements.

Note 12 - SUBSEQUENT EVENTS

     On May 18, 2004, the Company entered into a letter of intent to purchase all of the issued and outstanding equity interests of an entity by making a non-refundable cash deposit of $350,000 upon signing of the letter of intent.
On April 1, 2005, EpiPharma received notice that its letter of intent to acquire Aidan had been extinguished. As a result of the termination of this letter of intent, the Company is without recourse on the non-refundable cash deposit of $350,000. As of December 31, 2004, this amount was written off and is shown as a loss on investment on the income statement..


                                     *******