Form 10QSB
period 2005-03-31
BAYWOOD INTERNATIONAL INC
filed 2005-05-20
CIK 806175

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

     FOR THE QUARTER ENDED                           COMMISSION FILE NUMBER
     ---------------------                           ----------------------
         March 31, 2005                                      0-22024


                           BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


                    Nevada                          77-0125664
         (state or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)       Identification Number)


                         14950 North 83rd Place, Suite 1
                           Scottsdale, Arizona  85260
                    (Address of principal office)  (Zip code)


       Registrant's telephone number, including area code:  (480) 951-3956


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


  As of May 1, 2005, there were 38,738,875 shares of Baywood International, Inc.
                   common stock, $.001 par value outstanding.

                             BAYWOOD INTERNATIONAL, INC.

                                  TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of March 31, 2005                                     3

Consolidated Statements of Operations for the Three Months Ended March 31, 2005
  and March 31, 2004                                                                4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005
  and March 31, 2004                                                                5

Notes to Consolidated Financial Statements                                          6

Item 2 - Management's Discussion and Analysis                                      12

Item 3 - Controls and Procedures                                                   15

PART II - OTHER INFORMATION                                                        16

Item 6 - Exhibits                                                                  16

SIGNATURES                                                                         17

                           BAYWOOD INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                              As of March 31, 2005
                                   (Unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash and equivalents                                $        888
  Accounts receivable (net of allowance of $0)              73,781
  Inventories                                              151,238
  Prepaid expenses and other current assets                 22,461
                                                      -------------
    Total current assets                                   248,368
                                                      -------------

PROPERTY & EQUIPMENT
  Computers & Equipment
    (net of accumulated depreciation of $209,240)           37,435
                                                      -------------

      Total assets                                    $    285,803
                                                      =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                    $    733,636
  Interest payable                                         184,124
  Accrued liabilities                                      754,409
  Notes payable                                            897,466
                                                      -------------
    Total current liabilities                            2,569,635
                                                      -------------

REDEEMABLE PREFERRED STOCK                                 800,000
                                                      -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value,
    10,000,000 shares authorized
      Class F, 17,335 shares issued and outstanding;
        stated value of $1,386,800                          17,335
      Class A, 35,000 shares issued and outstanding         35,000
  Common stock, $.001 par value, 50,000,000
    shares authorized, 38,738,875 shares
    issued and outstanding                                  38,739
  Additional paid-in capital                             9,682,042
  Deferred stock compensation                              (76,667)
  Accumulated deficit                                  (12,780,281)
                                                      -------------
    Total stockholders' deficit                         (3,083,832)
                                                      -------------
      Total liabilities and stockholders' deficit     $    285,803
                                                      =============

                 See accompanying notes to financial statements.

                                BAYWOOD INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                        (Unaudited)
                                                            Three Months  Ended March 31,
                                                               2005             2004
                                                          --------------  -----------------
NET SALES                                                 $     366,945   $        527,443

COST OF SALES                                                   185,575            276,623
                                                          --------------  -----------------
  Gross profit                                                  181,370            250,820
                                                          --------------  -----------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing expenses                                             90,048            159,540
  General and administrative expenses                           196,632            187,676
  Depreciation and amortization                                   3,654              6,181
                                                          --------------  -----------------
    Total selling, general and administrative expenses          290,334            353,397
                                                          --------------  -----------------
      Operating loss                                           (108,964)          (102,577)
                                                          --------------  -----------------

OTHER INCOME (EXPENSE):
  Interest income                                                     7                  -
  Miscellaneous expense                                               -                  -
  Loss on investment                                                  -                  -
  Interest expense                                              (27,608)           (15,631)
                                                          --------------  -----------------
    Total other expense                                         (27,601)           (15,631)
                                                          --------------  -----------------

LOSS BEFORE INCOME TAXES                                       (136,565)          (118,208)

INCOME TAX PROVISION                                                  -                  -
                                                          --------------  -----------------

NET LOSS                                                  $    (136,565)  $       (118,208)
                                                          ==============  =================

BASIC NET LOSS PER COMMON SHARE                                       *                  *
                                                          ==============  =================

DILUTED NET LOSS PER COMMON SHARE                                     *                  *
                                                          ==============  =================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                36,300,367         32,768,235
                                                          ==============  =================

*  Less than $(0.01) per share.

                      See accompanying notes to financial statements.

                                        BAYWOOD INTERNATIONAL, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   -------------------------------------
                                                (Unaudited)
                                                                             For the Period Ended March 31,
                                                                                2005               2004
                                                                         ------------------  ----------------
OPERATING ACTIVITIES:
  Net loss                                                               $        (136,565)  $      (118,208)
  Adjustments to reconcile net loss to cash used
    by operating activities:
      Depreciation and amortization                                                  3,654             6,181
      Amortization of deferred stock compensation                                   12,500                 -
    Changes in assets and liabilities:
        Decrease in accounts receivable                                             16,745             1,789
        Decrease in inventory                                                       19,765             6,317
        Decrease in prepaid expenses                                                     -            15,550
        Increase in interest payable                                                 1,066             6,537
        Increase (decrease) in accounts payable and accrued liabilities            (99,644)           41,232
                                                                         ------------------  ----------------
          Net cash (used) by operating activities                                 (182,479)          (40,602)
                                                                         ------------------  ----------------

INVESTING ACTIVITIES:
  Purchase of computer equipment                                                         -            (5,263)
                                                                         ------------------  ----------------
          Net cash (used) by investing activities                                        -            (5,263)
                                                                         ------------------  ----------------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                      129,700           124,000
  Proceeds from exercise of warrants for common stock                               93,000                 -
  Proceeds from line of credit                                                      17,665            77,175
  Principal payments on notes payable and credit line                              (59,550)         (142,901)
                                                                         ------------------  ----------------
          Net cash provided by financing activities                                180,815            58,274
                                                                         ------------------  ----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                        (1,664)           12,409
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            2,552             7,802
                                                                         ------------------  ----------------
CASH AND EQUIVALENTS, END OF PERIOD                                      $             888   $        20,211
                                                                         ==================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                             $          20,693   $         1,921

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued preferred stock dividends                                      $          73,104   $        73,104
  Debt reduction through exercise of warrants and options                $          82,739   $             -

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, the Company had a working capital deficiency of $2,321,267 at March 31, 2005. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, the Company implemented a new strategic direction with new products and distribution. Since then, the Company has increased sales volume significantly. However, the Company has yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to continue to borrow from it officers to fund cash flow short falls. Management believes that these individuals have the wherewithal to make advances to the Company when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow.

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

Property, Equipment and Depreciation
------------------------------------

     Property and Equipment consisted of the following at March 31, 2005:

                    Furniture and fixtures         $  49,004
                    Computers                        155,614
                    Equipment                          6,457
                    Leasehold Improvements            35,600
                                                   ----------
                      Total                        $ 246,675
                    Less accumulated depreciation   (209,240)
                                                   ----------
                    Net Property and Equipment     $  37,435
                                                   ==========

     Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five (5) years. Leasehold improvements are recorded at cost and amortized over five (5) years. Depreciation expense for the period ended March 31, 2005 and 2004 was $3,654 and $6,181, respectively.

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

     We issue stock options from time-to-time to executives, key employees and members of the board of directors. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continue to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We did not grant any stock options in the year ended December 31, 2004 and during the three months ended March 31, 2005. As a result, no compensation expense was recorded on a pro forma basis for either period.

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

Advertising Expenses
--------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $29,000 and $55,000 for the periods ended March 31, 2005 and 2004, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Note 3 - LOSS PER SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three month period ended March 31, 2005 because the effect of their inclusion would be anti-dilutive.

THREE MONTHS:                                                   2005                             2004
                                                             ----------                       ----------
                                                                           Per                              Per
                                                    Loss       Shares     share      Loss       Shares     share
                                                 ----------  ----------  -------  ----------  ----------  -------
Net (Loss)                                       $(136,565)                       $(118,208)
Preferred stock dividends                          (73,104)                         (73,104)
BASIC INCOME (LOSS ) PER SHARE
Income (loss) available to common stockholders   $(209,669)  36,300,367  $   (*)  $(191,312)  32,768,235  $   (*)
Effect of dilutive securities                          N/A                              N/A
DILUTED LOSS PER SHARE                           $(209,669)  36,300,367  $   (*)  $(191,312)  32,768,235  $   (*)

*  Less than $0.01 per share

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 7,850,000 shares of common stock were outstanding at March 31, 2005. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Note 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

     We generate our revenues from numerous customers, primarily in the United States. Our product lines include nutritional and dietary supplements. We operate in only one reportable segment and hold all of our assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

   Net Sales
   ---------
                                           2005      2004
                                         --------  --------
   Nutritional and Dietary Supplements:
     United States                       $215,749  $308,960
     Canada                                32,787    57,911
     Asia                                 118,409   102,796
     U.K./Europe                                -    57,776
     Other                                      -         -
                                         --------  --------
       Total                             $366,945  $527,443

Note  5  -  STOCKHOLDERS'  DEFICIT

     During the three month period ended March 31, 2005, we issued shares through the exercise of warrants and employee options. One of our directors, O. Lee Tawes, III, exercised warrants for 1,725,000 shares at $0.04 per share and 300,000 shares at $0.08 per share. In addition, our Chief Executive Officer, Neil Reithinger, exercised a warrant for 163,140 at $0.08 per share and options for 600,000 shares and 307,500 shares at $0.08 and $0.07 per share, respectively, through the conversion of debt owed by the Company.

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and cash flows for the three months ended March 31, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2004 Annual Report on Form 10-KSB.

Item 2 - Management's Discussion and Analysis
---------------------------------------------

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended March 31, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

FORWARD-LOOKING STATEMENTS

     This portion of this Quarterly Report on Form 10-QSB includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company's (i) expectation that back orders on our product may occur or result from variations in demand for product outside of our control,
(ii) or our expectation that future cash flows from operations, or loans from officers and directors will generate enough cash to fund operations.

     Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-KSB for the period ended December 31, 2004 in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

     In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

EXECUTIVE OVERVIEW

     Since revamping our corporate strategy in 1999, our business plan has been to focus on our core brands. The Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme brands are sold in health food stores, independent pharmacies, internet retailers as well as distributors who, in turn, service retail accounts. We are continually seeking to expand the distribution of our products to additional retail outlets and to create cost-effective promotional opportunities for our brands within our existing customer base. Currently, our Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme lines contain twenty-three products, although additional counts and sizes of each product brings the total number of products to approximately thirty-two. We generate revenue by selling these brands either to distributors who sell to retailers or directly to retailers who on turn sell to the end consumer. Internationally, we generate revenue by selling our brands to distributors who, in turn, sell to retailers in their respective countries. We solicit retailers and distributors through our in-house sales force that calls directly on these accounts. Through consistent contact with these retailers over the last five years, we have generated interest in our brands at the retail level and consumer levels. Key issues for the Company's management include product development, product introductions, inventory management, and controlling the cost of doing business in our various channels of trade.

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

RESULTS OF OPERATIONS

     Net sales for the three months ended March 31, 2005 were $366,945 compared to $527,443 for the same period last year, a decrease of $160,498, or 30.4%.
The decrease in net sales is primarily due to our inability to finance the demand for orders from our customers. These backlogs were out of our control during this time, and we attribute them to our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. Subsequent to the quarter ended March 31, 2005, we managed to fulfill a majority of these backlogs, although we consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs due to our limited cash flow in the quarter. Excluding sales into the North American market (U.S. and Canada), sales to HKTPCO, our exclusive distributor for Asia, were $118,409, as compared to $102,796 for the same period last year. The slight increase is due to the timing of shipments in the three months ended March 31, 2005 as compared to the same period last year. Despite the increasingly competitive nature of our industry, we consider our products to be unique to our competition, and we are seeking to obtain further financing in subsequent quarters to finance our inventory needs as we continue to grow our existing brands as well as introduce more new products to our customers at the retail level. Nevertheless, management must constantly monitor our industry so that we are able to develop the sorts of products that will remain unique and competitive in our industry and appeal to our retail customers. However, there is no assurance that we will be successful either in developing new products or in raising the necessary capital to fund the marketing of any new or existing products.

     Our gross profit margin for the three months ended March 31, 2005 was 49.4%, compared to 47.6% for the same period last year. The increase of 1.8% in gross profit margin is primarily due to the higher mix of sales in three months ended March 31, 2005 into the domestic market compared to the international market, particularly to HKTPCO in Hong Kong, as compared to the same period last year. In any particular quarter, gross margins may be affected positively or negatively due to the impact of these sales volumes in either the domestic or international market. In addition, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time-to-time to introduce new products to our retail customers and distributors to gain initial distribution. In any particular quarter, these factors, in addition to the variation in sales mix of higher margin products into the North American market as opposed to a sales mix of international sales where margins are typically lower, may also affect margins, but are not, in management's belief, indicative of general pricing pressure on our brands in the marketplace. Certain of these discounts and promotions may be necessary from time-to-time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

     Selling, general and administrative expenses for the three months ended March 31, 2005 were

$290,334 compared to $353,397 for the same period last year, a decrease of $63,063, or 17.8%. While total variable commission expense decreased as a result of a decrease in sales in the U.S. and Canada for the year, our continued efforts to closely monitor our operational expenditures and attempts to control costs reduced our overall expenses. As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. The overall decrease for the three months ended March 31, 2005 is due to the aggregate effect of our cost-cutting measures implemented throughout our Company.

     Interest expense was $27,608 for the three months ended March 31, 2005, compared to $15,631 for the same period last year. Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit. The increase for the period is mainly attributable to the increase in notes payable to Mr. O. Lee Tawes, III, a director, who was issued the note payable as part of our proposed acquisition in 2004 of Aidan Products, L.L.C. ("Aidan"). Aidan is a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan by making a non-refundable cash deposit of $350,000 upon signing of the letter of intent. On April 1, 2005, we received notice that its letter of intent to acquire Aidan had been extinguished. As a result of the termination of this letter of intent, we are without recourse on the non-refundable cash deposit of $350,000. As of December 31, 2004, this amount was written off against the investment in Aidan on our balance sheet.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for three months ended March 31, 2005 was $(136,565), or less than $(0.01) per share, compared to a net loss of $(118,208), or less than $(0.01) per share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, we had $248,368 in current assets of which $74,669, or 30.1%, was cash and receivables. Total current liabilities for the same period totaled $2,569,635. This represents a ratio of current assets to current liabilities of .10 at March 31, 2005. We have extended payment terms with certain vendors and have borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in our financial statements. We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows so that we may maintain a higher cash balance. In order to assist us in our cash flow needs, officers have elected to defer payment of their salaries knowing that management may take an indeterminable amount of time to pay them. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in our day-to-day operations and understand that, if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

     At March 31, 2005, we had a net working capital deficiency of approximately $2,321,267. Our needs for cash for the first three months of 2005 had primarily been funded through loans, exercises of warrants and operational cash flow.

     We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest.
The fair value of these notes cannot be determined at March 31, 2005 because of the related party nature of the arrangements. We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time. Until then, we believe that we will continue to maintain a close relationship with these insiders in future periods so that such defaults do not have an adverse effect on the Company. If the creditors demand payment in the near term, we would not have the funds to repay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

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

OFF  BALANCE  SHEET  ARRANGEMENTS

     Our liquidity has not depended on off balance sheet transactions. For the quarter ended March 31, 2005, we did not engage in any off balance sheet transactions.

Item 3 - Controls and Procedures
--------------------------------

     Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, who currently serves as our chief financial officer, in order to allow timely consideration regarding required disclosures.

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

     Based on his review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations all as described above, our chief executive officer, who currently serves as our chief financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - Exhibits
-----------------

     The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number                              Description                                 Method of Filing
--------------  ----------------------------------------------------------------------  ----------------
     31            Certifications pursuant to SEC Release No. 33-8238, as adopted       Attached hereto
                     pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32         Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant  Attached hereto to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated:  May 18, 2005                   /s/ Neil Reithinger
                                            -------------------
                                            Neil Reithinger
                                            Chairman of the Board, President and
     Baywood International, Inc.            Chief Executive Officer