Form 10QSB
period 2005-06-30
BAYWOOD INTERNATIONAL INC
filed 2005-08-19
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

     FOR THE QUARTER ENDED                         COMMISSION FILE NUMBER
     ---------------------                         ----------------------
         June 30, 2005                                    0-22024


                          BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


            Nevada                                              77-0125664
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


  As of August 16, 2005, there were 38,988,875 shares of Baywood International,
                Inc. common stock, $.001 par value outstanding.

                           BAYWOOD INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of June 30, 2005                               3

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2005 and June 30, 2004                                              4

Consolidated Statements of Cash Flows for the Three and Six Months Ended
June 30, 2005 and June 30, 2004                                              5

Notes to Consolidated Financial Statements                                   6

Item 2 - Management's Discussion and Analysis                               13

Item 3 - Controls and Procedures                                            16

PART II - OTHER INFORMATION                                                 17

Item 6 - Exhibits                                                           17

SIGNATURES                                                                  18

                        BAYWOOD INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEET
                        --------------------------
                            As of June 30, 2005
                                (Unaudited)

                                  ASSETS
                                  ------


CURRENT ASSETS
  Cash and equivalents                                 $      4,250
  Accounts receivable (net of allowance of $0)               81,590
  Inventories                                               134,755
  Prepaid expenses and other current assets                  22,464
                                                       -------------
      Total current assets                                  243,059
                                                       -------------

PROPERTY & EQUIPMENT
  Computers & Equipment
    (net of accumulated depreciation of $210,770)            35,904
                                                       -------------

        Total assets                                   $    278,963
                                                       =============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                     $    759,394
  Interest payable                                          202,637
  Accrued liabilities                                       800,997
  Notes payable                                           1,061,363
                                                       -------------
      Total current liabilities                           2,824,391
                                                       -------------

REDEEMABLE PREFERRED STOCK                                  800,000
                                                       -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value,
    10,000,000 shares authorized
      Class F, 17,335 shares issued and outstanding;
        stated value of $1,386,800                           17,335
      Class A, 35,000 shares issued and outstanding          35,000
  Common stock, $.001 par value, 50,000,000
    shares authorized, 38,988,875 shares
    issued and outstanding                                   38,989
  Additional paid-in capital                              9,704,292
  Deferred stock compensation                               (80,208)
  Accumulated deficit                                   (13,060,836)
                                                       -------------
      Total stockholders' deficit                        (3,345,428)
                                                       -------------
        Total liabilities and stockholders' deficit    $    278,963
                                                       =============

                 See accompanying notes to financial statements.

                                 BAYWOOD INTERNATIONAL, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            -------------------------------------
                                         (Unaudited)

                                       Three Months Ended June 30,  Six Months Ended June 30,
                                           2005          2004           2005          2004
                                       ------------  -------------  ------------  ------------
NET SALES                              $   319,612   $    848,297   $   686,557   $ 1,375,739

COST OF SALES                              169,930        496,484       355,506       773,107
                                       ------------  -------------  ------------  ------------
  Gross profit                             149,682        351,813       331,051       602,632
                                       ------------  -------------  ------------  ------------

S, G & A EXPENSES:
  Marketing expenses                        89,686        134,969       179,734       294,508
  General and administrative expenses      227,950        216,794       424,581       404,469
  Depreciation and amortization              1,530          6,444         5,184        12,626
                                       ------------  -------------  ------------  ------------
    Total S, G & A expenses                319,166        358,207       609,499       711,603
                                       ------------  -------------  ------------  ------------
        Operating loss                    (169,484)        (6,394)     (278,448)     (108,971)
                                       ------------  -------------  ------------  ------------

OTHER INCOME (EXPENSE):
  Miscellaneous expense                          -              -             -             -
  Loss on investment                             -              -             -             -
  Interest expense                         (37,967)       (24,929)      (65,568)      (40,560)
                                       ------------  -------------  ------------  ------------
    Total other expense                    (37,967)       (24,929)      (65,568)      (40,560)
                                       ------------  -------------  ------------  ------------

LOSS BEFORE INCOME TAXES                  (207,451)       (31,323)     (344,016)     (149,531)

INCOME TAX PROVISION                             -              -             -             -
                                       ------------  -------------  ------------  ------------

NET LOSS                               $  (207,451)  $    (31,323)  $  (344,016)  $  (149,531)
                                       ============  =============  ============  ============

BASIC NET LOSS PER
COMMON SHARE                                 *              *             *             *
                                       ============  =============  ============  ============

DILUTED NET LOSS PER
COMMON SHARE                                 *              *             *             *
                                       ============  =============  ============  ============

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING               38,913,875     34,425,653    37,613,374    33,596,944
                                       ============  =============  ============  ============
*  Less than $(0.01) per share.

                       See accompanying notes to financial statements.

                                         BAYWOOD INTERNATIONAL, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    -------------------------------------
                                                 (Unaudited)

                                                                              For the Period Ended June 30,
                                                                                 2005              2004
                                                                           ----------------  ----------------
OPERATING ACTIVITIES:
  Net loss                                                                 $      (344,016)  $      (149,531)
  Adjustments to reconcile net loss to cash used by operating activities:
      Depreciation and amortization                                                  5,184            12,626
      Amortization of debt discount                                                      -             8,333
      Amortization of deferred stock compensation                                   27,917                 -
    Changes in assets and liabilities:
        Increase in accounts receivable                                              8,936            26,388
        Increase in inventory                                                       36,248            20,946
        Increase in prepaid expenses                                                     -            36,355
        Increase (decrease) in interest payable                                     19,579           (12,988)
        Increase in deferred revenue                                                     -           142,941
        Decrease in accounts payable and accrued liabilities                      (114,919)         (164,093)
                                                                           ----------------  ----------------
          Net cash (used) by operating activities                                 (361,071)          (79,023)
                                                                           ----------------  ----------------

INVESTING ACTIVITIES:
  Investment in Aidan Products, L.L.C.                                                   -          (350,000)
  Purchase of computer equipment                                                         -            (5,264)
                                                                           ----------------  ----------------
          Net cash (used) by investing activities                                        -            (5,264)
                                                                           ----------------  ----------------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                      318,700           573,000
  Proceeds from exercise of warrants for common stock                               93,000               525
  Proceeds from line of credit                                                      24,619            77,175
  Principal payments on notes payable and credit line                              (73,550)         (198,078)
                                                                           ----------------  ----------------
          Net cash provided by financing activities                                362,769           452,622
                                                                           ----------------  ----------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                         1,698            18,335
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                            2,552             7,802
                                                                           ----------------  ----------------
CASH AND EQUIVALENTS, END OF PERIOD                                        $         4,250   $        26,137
                                                                           ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                             $        43,006   $        53,548
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued preferred stock dividends                                        $       146,208   $             -
  Debt reduction through exercise of warrants and options                  $        82,739   $       400,000

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

     On September 13, 2001, we formed EpiPharma, Inc. ("EpiPharma") as a subsidiary to focus on the development and production of complex nutraceuticals and other novel technologies for therapeutic applications. EpiPharma is traded on the Pink Sheets under the symbol EPHM and, to date, has had minimal operations. Our current objective is to utilize EpiPharma as a vehicle to pursue the acquisition or investment in other novel, cutting-edge technologies and services with companies in the healthcare field.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, we had a working capital deficiency of $2,321,267 at June 30, 2005. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, we implemented a new strategic direction with new products and distribution. Since then, we have increased sales volume significantly. However, we have yet to create positive cash flows and the ability to generate profitable operations is uncertain. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to continue to borrow from its officers to fund cash flow short falls.

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

Revenue Recognition
-------------------

     Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. If returned, our customers are responsible for returning merchandise in resalable condition. Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way. All price tags and glue residue must be removed prior to return if credit is expected. A restocking fee of 15% is assessed if we remove any price tags or glue residue, and we do not accept products kept longer than two years. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer. This information is used by management to estimate any sales returns prior to the release of any financial information. Our experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

Property, Equipment and Depreciation
------------------------------------

     Property and Equipment consisted of the following at June 30, 2005:

          Furniture and fixtures         $  49,004
          Computers                        155,614
          Equipment                          6,456
          Leasehold Improvements            35,600
                                         ----------
            Total                        $ 246,675
          Less accumulated depreciation   (210,770)
                                         ----------
          Net Property and Equipment     $  35,904
                                         ==========

     Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five (5) years. Leasehold improvements are recorded at cost and amortized over five (5) years. Depreciation expense for the six month period ended June 30, 2005 and 2004 was $5,184 and $12,626, respectively.

Cash and Equivalents
--------------------

     We consider cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories
-----------

     Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. We do not process raw materials but rather have third party suppliers formulate, encapsulate and package finished goods.

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

     We issue stock options from time-to-time to executives, key employees and members of the board of directors. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continue to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We did not grant any stock options during the six months ended June 30, 2005. As a result, no compensation expense was recorded on a pro forma basis for either period.

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

Advertising Expenses
--------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $34,000 and $89,000 for the six months ended June 30, 2005 and 2004, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
--------------------------------------------------------------------

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

Recently Issued Accounting Standards
------------------------------------

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. The provisions of APB No. 30 distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with early application encouraged.
The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 will not have a material effect on our financial position or results of operations.

     In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements issued for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, and amended the Interpretation in December 2003. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN No. 46 will not have a material effect on our financial position or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 will not have a material effect on our financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 established standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company anticipates that the adoption of SFAS No. 150 will not have a material effect on its financial position or results of operations. We have issued redeemable preferred stock. Such securities that are outstanding are redeemable at the option of the holder and are not mandatorily redeemable securities.

     In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. We are evaluating the impact of this new pronouncement and have not yet estimated the effect of implementation on the our financial statements.

Note  3  -  LOSS  PER  SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three and six month periods ended June 30, 2005 because the effect of their inclusion would be anti-dilutive.

THREE MONTHS:                                    2005                             2004
                                                 ----                             ----
                                                            Per                               Per
                                   Loss        Shares      share      Loss       Shares      share
                                ----------  ------------  -------  ----------  ----------  --------
Net (Loss)                      $(207,451)                         $ (31,323)
Preferred stock
dividends                         (73,104)                           (73,104)
BASIC INCOME
(LOSS ) PER SHARE
Income (loss)
available to common             $(280,555)   38,913,875   $   (*)  $(104,427)  34,425,653  $    (*)
stockholders
Effect of dilutive
securities                            N/A                               N/A
DILUTED LOSS
PER SHARE                       $(280,555)   38,913,875   $   (*)  $(104,427)  34,425,653  $    (*)


SIX MONTHS:                                      2005                             2004
                                                 ----                             ----
                                                            Per                               Per
                                   Loss        Shares      share      Loss       Shares      share
                                ----------  ------------  -------  ----------  ----------  --------
Net (Loss)                      $(344,016)                         $(149,531)
Preferred stock
dividends                        (146,208)                          (146,208)
BASIC INCOME
(LOSS ) PER SHARE
Income (loss)
available to common
stockholders                    $(490,224)   37,613,374   $   (*)  $(295,739)  33,596,944  $    (*)
Effect of dilutive
securities                            N/A                                N/A
DILUTED LOSS
PER SHARE                       $(490,224)   37,613,374   $   (*)  $(295,739)  33,596,944  $    (*)

*  Less than $0.01
per share

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 7,600,000 shares of common stock were outstanding at June 30, 2005. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Note 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

     We generate our revenues from numerous customers, primarily in the United States. Our product lines include nutritional and dietary supplements. We operate in only one reportable segment and hold all of our assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the six months ended June 30, 2005 as compared to the same period last year:

     Net Sales
     ---------
                                             2005       2004
                                           --------  ----------
     Nutritional and Dietary Supplements:
       United States                       $472,641  $  499,631
       Canada                                60,120     163,605
       Asia                                 153,796     616,894
       U.K./Europe                                -           -
       Other                                      -      95,609
                                           --------  ----------
         Total                             $686,557  $1,375,739

Note  5  -  STOCKHOLDERS'  DEFICIT

     During the three and six month periods ended June 30, 2005, we issued shares through the exercise of warrants and employee options. One of our directors, O. Lee Tawes, III, exercised warrants for 1,725,000 shares at $0.04 per share and 300,000 shares at $0.08 per share. In addition, our Chief Executive Officer, Neil

Reithinger, exercised a warrant for 163,140 at $0.08 per share and options for 600,000 shares and 307,500 shares at $0.08 and $0.07 per share, respectively, through the conversion of debt owed by the Company.

STATEMENT  OF  INFORMATION  FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the three and six months ended June 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB.

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

Item  2  -  Management's  Discussion  and  Analysis
---------------------------------------------------

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended June 30, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

     We generally maintain sufficient inventories to meet customer orders as received, except in extenuating circumstances. From time-to-time, we experience back orders that result from variations in demand for product outside of our control or expectations. As of June 30, 2005, we had approximately $75,000 in customer backlog that we are attempting to ship to meet customer requirements. These backlogs were out of our control during this time, and we attribute them to our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.

RESULTS  OF  OPERATIONS

     Net sales for the three and six months ended June 30, 2005 were $319,612 and $686,557, respectively, compared to $848,297 and $1,375,739, respectively, for the same periods last year, a decrease of $528,685, or 62.3% for the three months and $689,182, or 50% for the six months. The overall decrease in net sales for the six month period is primarily due to the decreased sales volume to HKTPCO, our exclusive distributor for Asia, where we experienced a decrease in sales of $463,098. Excluding sales into the North American market (U.S. and Canada), sales to HKTPCO were $153,796, as compared to $616,894 for the same period last year. The 75% decrease is due to a reduction in order volume by HKTPCO that management believes is due to a slowdown in sales and marketing of our products by HKTPCO's marketing entity, Healthy International, Ltd. At this time, management cannot determine the long-term viability of this relationship in terms of its impact on future sales. Secondarily, we experienced a decrease in sales to our customers in the North American market (U.S. and Canada) due to our inability to continually finance the demand for customer orders. These backlogs were out of our control during this time, and we attribute them to our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs due to our limited cash flow in the first six months of 2005. Despite the increasingly competitive nature of our industry, we consider our products to be unique to our competition, and we are seeking to obtain further financing in subsequent quarters to finance our inventory needs as we continue to grow our existing brands as well as introduce more new products to our customers at the retail level. Nevertheless, management must constantly monitor our industry so that we are able to develop the sorts of products that will remain unique and competitive in our industry and appeal to our retail customers. However, there is no assurance that we will be successful either in developing new products or in raising the necessary capital to fund the marketing of any new or existing products.

     Our gross profit margin for the three and six months ended June 30, 2005 was 46.8% and 48.2%, respectively, compared to 41.4% and 43.8%, respectively, for the same periods last year. The overall increase of 4.4% in gross profit margin is primarily due to the higher mix of sales in the period ended June 30, 2005 into the domestic market compared to the international market, particularly to HKTPCO in Hong Kong, as compared to the same period last year. In any particular quarter, gross margins may be affected positively or negatively due to the impact of these sales volumes in either the domestic or international market. In addition, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time-to-time to introduce new products to our retail customers and distributors to gain initial distribution. In any particular quarter, these factors, in addition to the variation in sales mix of higher margin products into the North American market as opposed to a sales mix of international sales where margins are typically lower, may also affect margins, but are not, in management's belief, indicative of general pricing pressure on our brands in the marketplace. Certain of these discounts and promotions may be necessary from time-to-time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

     Selling, general and administrative expenses for the three and six months ended June 30, 2005 were $319,166 and $609,499, respectively, compared to $358,207 and $711,603 for the same periods last year, a decrease of $102,104, or 14.3%, for the six month period. While total variable commission expense decreased as a result of a decrease in sales in the U.S. and Canada for the year, our continued efforts to closely monitor our operational expenditures and attempts to control costs reduced our overall expenses. As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. The overall decrease for the six months ended June 30, 2005 is due to the aggregate effect of our cost-cutting measures implemented throughout our Company.

     Interest expense was $37,967 and $65,568, respectively, for the three and six months ended June 30, 2005, compared to $24,929 and $40,560, respectively, for the same periods last year. Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit. The increase for the period is mainly attributable to the increase in notes payable to Mr. O. Lee Tawes, III, a director, who was issued the note payable as part of our proposed acquisition in 2004 of Aidan Products, L.L.C. ("Aidan"). Aidan is a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan by making a non-refundable cash deposit of $350,000 upon signing of the letter of intent.
On April 1, 2005, we received notice that its letter of intent to acquire Aidan had been extinguished. As a result of the termination of this letter of intent, we are without recourse on the non-refundable cash deposit of $350,000. As of December 31, 2004, this amount was written off against the investment in Aidan on our balance sheet.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for three and six months ended June 30, 2005 was $(207,451) and $(344,016), respectively, or less than $(0.01) per share for both periods, compared to a net loss of $(31,323) and $(149,531), or less than $(0.01) per share, for the same periods last year.

Liquidity and Capital Resources

     As of June 30, 2005, we had $243,059 in current assets of which $85,840, or 35.3%, was cash and receivables. Total current liabilities for the same period totaled $2,824,391. This represents a ratio of current assets to current liabilities of .09 at June 30, 2005. We have extended payment terms with certain vendors and have borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in our financial statements. We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows so that we may maintain a higher cash balance. In order to assist us in our cash flow needs, officers have elected to defer payment of their salaries knowing that management may take an indeterminable amount of time to pay them. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in our day-to-day operations and understand that, if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

     At June 30, 2005, we had a net working capital deficiency of approximately $2,581,332. Our needs for cash for the first three months of 2005 had primarily been funded through loans, exercises of warrants and operational cash flow.

     We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest.
The fair value of these notes cannot be determined at June 30, 2005 because of the related party nature of the arrangements. We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have had to revert to focusing our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time. Until then, we believe that we will continue to maintain a close relationship with these insiders in future periods so that such defaults do not have an adverse effect on the Company. If the creditors demand payment in the near term, we would not have the funds to repay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

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

OFF  BALANCE  SHEET  ARRANGEMENTS

     Our liquidity has not depended on off balance sheet transactions. For the quarter ended June 30, 2005, we did not engage in any off balance sheet transactions.

Item  3  -  Controls  and  Procedures
-------------------------------------

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

PART  II  -  OTHER  INFORMATION

Item  6  -  Exhibits
--------------------

     The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit
-------
Number                               Description                                 Method of Filing
-------  ----------------------------------------------------------------------  ----------------

   31    Certifications pursuant to SEC Release No. 33-8238, as adopted
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002               Attached hereto

   32    Certifications pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               Attached hereto

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  August 17, 2005                 /s/ Neil Reithinger
                                            -------------------
                                            Neil Reithinger
    Baywood International, Inc.             Chairman of the Board, President and
                                            Chief Executive Officer