Form 10KSB/A
period 2004-12-31
BAYWOOD INTERNATIONAL INC
filed 2005-10-19
CIK 806175

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                   For the fiscal year ended December 31, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

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

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

 Check if there is no disclosure of delinquent filers in response to Item 405 of
  Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

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

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                EXPLANATORY NOTE

     This Amendment on Form 10-KSB/A (this "Amendment) amends the Annual Report on Form 10-KSB for the year ended December 31, 2004, as originally filed by Baywood International, Inc. on May 12, 2005 (the "Original Filing"), solely for the purpose of revising Part I, Item 1, Description of Business, and Part II,
Item 5, Market For Common Equity, Related Stockholder Matters And Small Business Issuer Purchases Of Equity Securities. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

     Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-KSB/A is not a representation that any statements contained in items of the Original Filing other than that information being amended are true or complete as of any date subsequent to the date of the Original Filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

     Our principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Our telephone number is (480) 951-3956 and our web addresses are www.bywd.com and www.epipharma.com. Nothing contained on
                      ------------     ------------------
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

     Currently, our Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme lines contain 23 products, with approximately 32 SKUs.

Baywood SOLUTIONS

     The Baywood SOLUTIONS line consists of products formulated with a combination of natural compounds in what we consider the most effective dosages to target specific needs and conditions of consumers. Ingredients may vary from botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood SOLUTIONS currently includes the following products:

         PRODUCT NAME                                  FUNCTION
         ------------                                  --------
      Original Snore Formula                       Relief of Snoring
    Original Allergy Formula                      Relief of Allergies
     CellXcite with InoCell                  Immune Support & Antioxidant
     Ultra Cranberry Extract                 Supports Urinary Tract Health
          Fat Eliminator                        Weight Loss (Fat Blocker)
         Carb Eliminator                   Weight Loss (Carbohydrate Blocker)
Maximum Strength Carb Eliminator           Weight Loss (Carbohydrate Blocker)
          Super Joints                     Joint and Connective Tissue Support
        Super Joints Fizz         Effervescent Drink - Joint & Connective Tissue Support
           C-2 Relief                       Cox 2 Inhibitor for Pain Relief
          Cal-Mag FIZZ                  Effervescent Calcium and Magnesium Drink

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

PRODUCT NAME                                 FUNCTION
-------------                                --------
 Beta-s                         Healthy Cholesterol Maintenance
 Natto-Z       Fibrinolytic Enzyme that Supports Cardiovascular Health & Circulation
Relora(R)                    Natural Relief for Stress and Anxiety
  SAMe                             Joint and Emotional Health

Complete La Femme

     The Complete La Femme line offers a select number of proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme emphasizes health for the whole self and offers both ingestible and topical products. Products under Complete La Femme currently include:

     PRODUCT NAME                              FUNCTION
     ------------                              --------
Vein Support Formula               Vein Tonicity and Capillary Resistance
   Breast & Balance         Hormone Balancing, PMS Support and Breast Enhancement
Breast & Balance Lotion  Topical Hormone Balancing, PMS Support and Breast Enhancement
Lip Maximizing Formula             Lip Enhancement and Furrow Reduction
     MenoSoothe                  Support for a Healthy Menopause Transition
 Complete Manicure                             At-Home Manicure

Baywood EVOLUTION

     Our most recent product line introduction, which represents our introduction into the alternative health arena, will incorporate a variety of products that offer alternatives to other mainstream products.

      PRODUCT NAME                         FUNCTION
      ------------                         --------
Metabolic Burn Tropin-EF .  Ephedra-Free Fat Burner and Metabolic Support
Thermogenic Burn Tropin-EF           Ephedra-Free Fat Burner

     We intend to develop other new products and SKUs within these lines in the future. We believe that there may be products that are developed outside of these lines that need their own separate identity. We can provide no assurance as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

GROWTH STRATEGY

     We will continue to seek sales increases by internal growth of our existing products and any new products that we may develop. Management feels that there is potential for internal growth from existing and new product formulations for condition specific applications or for everyday use as part of a better quality of life. In addition, due to the breadth of the retail channels that we attempt to penetrate, we believe that we can accomplish sales increases by the continued penetration of existing products and the introduction of new products. Currently, we estimate that we have penetrated less than 25% of health food retail channels.

INTERNATIONAL

     Some of our brands are sold in Canada, Europe and Asia. Sales in Canada and Europe are conducted through distributors who service various retail outlets in their respective territories. Sales to Canada, Europe and Asia were $232,221, $56,112 and $1,368,054, respectively, for the year ended December 31, 2004.

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

     Our principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. Since we do not market our products into mass-market distribution channels, we do not face direct competition from broad line manufacturers and major private label manufacturers and other companies. However, we face indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of certain dietary supplements in the health food store distribution channels based on price and availability. In addition, several large pharmaceutical companies compete with the nutritional supplement companies. A partial list of names of some of our main competitors include Rainbow Light, New Chapter, Schiff, Solgar, Nature's Way, Solaray, Natrol, Source Naturals, Enzymatic Therapy, Now Foods, Natural Factors, Blue Bonnet, Pioneer Nutritionals, Nature's Plus, Olympian Labs, Garden of Life, Lane Labs and Nutricology. We also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains.

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

     We are currently in compliance with each of these laws, rules and regulations and have not had any incidence of noncompliance over the past three years.

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

          Certain classes of our preferred stock accrue a dividend. Both Class E and Class F preferred stock contain a 15% per annum cumulative dividend. The aggregate annual dividend payment obligation in connection with each of our Class E and Class F preferred stock is $180,000 and $112,416, respectively. As of December 31, 2004, we are current with our Class E and Class F preferred stock dividend payments to Dr. Francis Choi. We have an arrangement with HKTPCO, our exclusive distributor for Asia that is controlled by Dr. Choi, whereby dividends payable to Dr. Choi may be offset by sale of product to HKTPCO. On orders from HKTPCO, except for certain designated products, one-third of the sales price is applied against the dividend payable obligation. These sales are priced at 15% off of the normal list price to HKTPCO. As of December 31, 2004, we are not current with scheduled dividend payments on our Class F preferred stock to Mr. Karl Rullich and Mr. Lee Tawes, the only other holders besides Mr. Choi of Class F preferred stock. Messrs. Rullich and Tawes have not demanded payment on the accrued, but unpaid dividends because of the related party nature of the arrangements. If Messrs. Rullich and Tawes did demand payment in the near term, we would not have the funds to pay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to them.

SALES OF UNREGISTERED SECURITIES

     We had no sales of unregistered securities during the period covered by this Annual Report.

ITEM 13 - EXHIBITS

Exhibit Number                       Exhibit Name                        Method of Filing
--------------                       ------------                        ----------------
                  License and Distribution Agreement Dated August 26,
     10                                2003                              Filed herewith

                Certification Pursuant to Rule 13a-14(a)/15d-14(a), and
     31           Section 302 of the Sarbanes-Oxley Act of 2002          Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 14, 2005                     /s/ Neil Reithinger
                                            -------------------
                                            Neil Reithinger
Baywood International, Inc.                 Chairman of the Board, President
                                            and Chief Executive Officer and
                                            acting Principal Financial Officer