Form 10QSB
period 2005-09-30
BAYWOOD INTERNATIONAL INC
filed 2005-11-21
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


     FOR THE QUARTER ENDED                          COMMISSION FILE NUMBER
     ---------------------                          ----------------------
      September 30, 2005                                     0-22024


                          BAYWOOD INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)


             Nevada                                            77-0125664
  (state or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [_]


As of November 18, 2005, there were 38,988,875 shares of Baywood International,
                Inc. common stock, $.001 par value outstanding.


                           BAYWOOD INTERNATIONAL, INC.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Balance Sheet as of September 30, 2005                           3

Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2005 and September 30, 2004                                     4

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2005 and September 30, 2004                                     5

Notes to Consolidated Financial Statements                                    6

Item 2 - Management's Discussion and Analysis                                13

Item 3 - Controls and Procedures                                             16

PART II - OTHER INFORMATION                                                  17

Item 6 - Exhibits                                                            17

SIGNATURES                                                                   18

                    BAYWOOD INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEET
                    --------------------------
                     As of September 30, 2005
                            (Unaudited)

                              ASSETS
                              ------
CURRENT ASSETS
  Cash and equivalents                                 $     66,321
  Accounts receivable (net of allowance of $0)               97,062
  Inventories                                               103,659
  Prepaid expenses and other current assets                   7,842
                                                       -------------
      Total current assets                                  274,884
                                                       -------------

PROPERTY & EQUIPMENT
  Computers & Equipment
      (net of accumulated depreciation of $212,301)          34,374
                                                       -------------

        Total assets                                   $    309,258
                                                       =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                     $    648,983
  Interest payable                                          228,182
  Accrued liabilities                                       721,122
  Notes payable                                           1,299,155
                                                       -------------
      Total current liabilities                           2,897,442
                                                       -------------

REDEEMABLE PREFERRED STOCK                                  800,000
                                                       -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1 par value,
    10,000,000 shares authorized
      Class A, 35,000 shares issued and outstanding          35,000
      Class F, 17,335 shares issued and outstanding;
        stated value of $1,386,800                           17,335
      Class G, 200,000 shares issued and outstanding        200,000
  Common stock, $.001 par value, 50,000,000
    shares authorized, 38,988,875 shares
    issued and outstanding                                   38,989
  Additional paid-in capital                              9,776,792
  Deferred stock compensation                               (63,333)
  Accumulated deficit                                   (13,392,967)
                                                       -------------
      Total stockholders' deficit                        (3,388,184)
                                                       -------------
        Total liabilities and stockholders' deficit    $    309,258
                                                       =============

                See accompanying notes to financial statements.

                                           BAYWOOD INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      -------------------------------------
                                                   (Unaudited)

                                           3 Months Ended September 30,         9 Months Ended September 30,
                                             2005               2004               2005               2004
                                       -----------------  -----------------  -----------------  -----------------
NET SALES                              $        255,133   $        887,724   $        941,690   $      2,263,463

COST OF SALES                                   141,505            551,213            497,010          1,324,319
                                       -----------------  -----------------  -----------------  -----------------
  Gross profit                                  113,628            336,511            444,680            939,144
                                       -----------------  -----------------  -----------------  -----------------

S, G & A EXPENSES:
  Marketing expenses                             75,131            125,598            254,865            420,106
  General and administrative expenses           255,322            196,323            679,903            600,792
  Depreciation and amortization                   1,530              6,444              6,715             19,070
                                       -----------------  -----------------  -----------------  -----------------
    Total S, G & A expenses                     331,983            328,365            941,483          1,039,969
                                       -----------------  -----------------  -----------------  -----------------
        Operating profit (loss)                (218,355)             8,146           (496,803)          (100,825)
                                       -----------------  -----------------  -----------------  -----------------

OTHER INCOME (EXPENSE):
  Miscellaneous expense                               -                 18                  -                 21
  Loss on investment                                  -                  -                  -                  -
  Interest expense                              (40,671)           (32,070)          (106,239)           (72,633)
                                       -----------------  -----------------  -----------------  -----------------
    Total other expense                         (40,671)           (32,052)          (106,239)           (72,612)
                                       -----------------  -----------------  -----------------  -----------------

LOSS BEFORE INCOME TAXES                       (259,026)           (23,906)          (603,042)          (173,437)

INCOME TAX PROVISION                                  -                  -                  -                  -
                                       -----------------  -----------------  -----------------  -----------------

NET LOSS                               $       (259,026)  $        (23,906)  $       (603,042)  $       (173,437)
                                       =================  =================  =================  =================

BASIC NET LOSS PER
COMMON SHARE                           $          (0.02)                 *   $          (0.03)  $          (0.01)
                                       =================  =================  =================  =================

DILUTED NET LOSS PER
COMMON SHARE                           $          (0.02)                 *   $          (0.03)  $          (0.01)
                                       =================  =================  =================  =================

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING                    38,988,875         35,439,431         38,076,913         34,215,589
                                       =================  =================  =================  =================

*  Less than $(0.01) per share.

                See accompanying notes to financial statements.

                                            BAYWOOD INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                                                    (Unaudited)

                                                                              For the Period Ended September 30,
                                                                                  2005                 2004
                                                                           -------------------  -------------------
OPERATING ACTIVITIES:
  Net loss                                                                 $         (603,042)  $         (173,437)
  Adjustments to reconcile net loss to cash used by operating activities:
      Depreciation and amortization                                                     6,714               19,070
      Amortization of deferred stock compensation                                      37,708               20,833
    Changes in assets and liabilities:
        (Increase) in accounts receivable                                              (6,535)             (61,663)
        Decrease in inventory                                                          67,344                4,517
        Decrease in prepaid expenses                                                   14,620               15,506
        Increase (decrease) in interest payable                                        45,124               (5,648)
        Increase in deferred revenue                                                        -              358,699
        (Decrease) in accounts payable and accrued liabilities                        (97,666)            (195,426)
                                                                           -------------------  -------------------
            Net cash (used) by operating activities                                  (535,733)             (17,549)
                                                                           -------------------  -------------------

INVESTING ACTIVITIES:
  Investment in Aidan Products, L.L.C.                                                      -             (350,000)
  Purchase of computer equipment                                                            -               (5,264)
                                                                           -------------------  -------------------
            Net cash (used) by investing activities                                         -             (355,264)
                                                                           -------------------  -------------------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                         588,150              667,500
  Proceeds from exercise of warrants for common stock                                  93,000                  575
  Proceeds from line of credit                                                         24,619              337,052
  Principal payments on notes payable and credit line                                (106,267)            (620,324)
                                                                           -------------------  -------------------
            Net cash provided by financing activities                                 599,502              384,803
                                                                           -------------------  -------------------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                           63,769               11,990
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                               2,552                7,802
                                                                           -------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                                        $           66,321   $           19,792
                                                                           ===================  ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                             $           43,006   $           57,958
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued preferred stock dividends                                        $          219,312   $                -
  Debt reduction through exercise of warrants and options                  $           82,739   $          400,000

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

     Throughout 1998 and the first nine months of 1999, we completely revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed into the North American retail marketplace and internationally through designated distributors. As a result, we completely transformed our company with a new marketing image, product lines, marketing campaign, and distribution channels. At this time, we are focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme and any other branded lines we choose to develop from time-to-time both in North America and internationally through relationships with designated distributors.

     As a result of our new corporate strategy, our revenue is more diversified amongst many customers. Over the past six (6) years, net sales totaled $463,590, $1,609,523, $2,724,798, $3,425,462, $2,804,126 and $2,913,596 for the
years ended December 31, 1999, 2000, 2001, 2002, 2003 and 2004, respectively. Where the Company had experienced a high concentration of sales with one major customer in the international market up through 1998, our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food channels.

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying balance sheet, we had a working capital deficiency of $2,622,558 at September 30, 2005. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. In 1999, we implemented a new strategic direction with new products and distribution. Since then, we have increased sales volume, but not significantly enough to be cash flow positive. In addition, since we have yet to create positive cash flows, our ability to generate profitable operations is uncertain. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to continue to borrow from its officers to fund cash flow short falls. Management believes that these individuals have the wherewithal to make advances to the Company when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow.

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

Property, Equipment and Depreciation
------------------------------------

     Property and Equipment consisted of the following at September 30, 2005:

                    Furniture and fixtures         $  49,004
                    Computers                        155,615
                    Equipment                          6,456
                    Leasehold Improvements            35,600
                                                   ----------
                      Total                        $ 246,675
                    Less accumulated depreciation   (212,301)
                                                   ----------
                    Net Property and Equipment     $  34,374
                                                   ==========

     Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five (5) years. Leasehold improvements are recorded at cost and amortized over five (5) years. Depreciation expense for the nine month period ended September 30, 2005 and 2004 was $6,715 and $19,070, respectively.

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

     We issue stock options from time-to-time to executives, key employees and members of the board of directors. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continue to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We did not grant any stock options during the nine months ended September 30, 2005. As a result, no compensation expense was recorded on a pro forma basis for either period.

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

Advertising Expenses
--------------------

     The Company's advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $34,000 and $89,000 for the nine months ended September 30, 2005 and 2004, respectively, and is included in marketing expenses in the accompanying financial statements.

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

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, effective for contracts entered into or modified after September 30, 2003. SFAS No. 149 clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 will not have a material effect on our financial position or results of operations.

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

Note 3 - LOSS PER SHARE

     Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three and nine month periods ended September 30, 2005 because the effect of their inclusion would be anti-dilutive.

THREE MONTHS:                               2005                                2004
                             -----------------------------------  ----------------------------------
                                Loss       Shares     Per share     Loss       Shares     Per share
                             ----------  ----------  -----------  ---------  ----------  -----------
Net (Loss)                   $(259,026)                           $(23,906)
Preferred stock dividends      (73,104)                            (73,105)
BASIC (LOSS) PER SHARE
Income (loss) available to
common stockholders          $(332,130)  38,988,875  $     (.02)  $(97,011)  34,439,431  $       (*)
Effect of dilutive
Securities                         N/A                                 N/A
DILUTED (LOSS) PER
SHARE                        $(332,130)  38,988,875  $     (.02)  $(97,011)  34,439,431  $       (*)

NINE MONTHS:                                2005                                 2004
                             -----------------------------------  ----------------------------------
                                Loss       Shares     Per share      Loss       Shares     Per share
                             ----------  ----------  -----------  ----------  ----------  -----------
Net (Loss)                   $(603,042)                           $(173,437)
Preferred stock dividends     (146,208)                            (219,313)
BASIC (LOSS) PER SHARE
Income (loss) available to
common stockholders          $(749,250)  38,076,913  $     (.03)  $(392,749)  34,215,589  $     (.01)
Effect of dilutive
Securities                         N/A                                  N/A
DILUTED LOSS
PER SHARE                    $(749,250)  38,076,913  $     (.03)  $(392,749)  34,215,589  $     (.01)

*  Less than $0.01 per share

     Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 7,400,000 shares of common stock were outstanding at September 30, 2005. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Note 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

     We generate our revenues from numerous customers, primarily in the United States. Our product lines include nutritional and dietary supplements. We operate in only one reportable segment and hold all of our assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the nine months ended September 30, 2005 as compared to the same period last year:

     Net Sales
     ---------
                                              2005        2004
                                           ----------  ----------
     Nutritional and Dietary Supplements:
       United States                       $  675,530  $  857,804
       Canada                                  78,160     213,069
       Asia                                   162,400   1,067,041
       U.K./Europe                             25,600      31,400
       Other                                        -      94,149
                                           ----------  ----------
         Total                             $  941,690  $2,263,463
                                           ==========  ==========

Note 5 - STOCKHOLDERS' DEFICIT

     During the three and nine month periods ended September 30, 2005, we issued shares through the exercise of warrants and employee options. One of our directors, O. Lee Tawes, III, exercised warrants for 1,725,000 shares at $0.04 per share and 300,000 shares at $0.08 per share. In addition, our Chief Executive Officer, Neil Reithinger, exercised a warrant for 163,140 at $0.08 per share and options for 600,000 shares and 307,500 shares at $0.08 and $0.07 per share, respectively, through the conversion of debt owed by the Company.

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the three and nine months ended September 30, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2004 Annual Report on Form 10-KSB.

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

Item 2 - Management's Discussion and Analysis
---------------------------------------------

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended September 30, 2005, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

     We generally maintain sufficient inventories to meet customer orders as received, except in extenuating circumstances. From time-to-time, we experience back orders that result from variations in demand for product outside of our control or expectations. As of September 30, 2005, we had approximately $75,000 in customer backlog that we are attempting to ship to meet customer requirements. These backlogs were out of our control during this time, and we attribute them to our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business.
We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.

RESULTS OF OPERATIONS

     Net sales for the three and nine months ended September 30, 2005 were $255,133 and $941,690, respectively, compared to $887,724 and $2,263,463, respectively, for the same periods last year, a decrease of $632,591, or 71.3% for the three months and $1,321,773, or 58.4% for the nine months. The overall decrease in net sales for the nine month period is primarily due to the decreased sales volume to HKTPCO, our exclusive distributor for Asia, where we experienced a decrease in sales of $932,718. Excluding sales into the North American market (U.S. and Canada), sales to HKTPCO were $153,796 for the nine month period ended September 30, 2005, as compared to $1,086,514 for the same period last year. The 85.8% decrease is due to a reduction in order volume by HKTPCO that management believes is due to a slowdown in sales and marketing of our products by HKTPCO's marketing entity, Healthy International, Ltd. At this time, management believes that it is doubtful that this relationship will continue in the future. As a result, management is attempting to generate further business in other existing areas of distribution and develop new relationships overseas so that we are able to recapture those lost sales. Management, however, can provide no assurance that we will be able to achieve the same or higher sales in those markets or to recapture them at all in the foreseeable future. Secondarily, we experienced a decrease in sales to our customers in the North American market (U.S. and Canada) due to our inability to continually finance the demand for customer orders. These backlogs were out of our control during this time, and we attribute them to our increasing needs for working capital to fund our inventory requirements, especially in lieu of our overall decrease in sales internationally which has materially affected our cash flow. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs due to our limited cash flow in the first nine months of 2005. Despite the increasingly competitive nature of our industry, we consider our products to be unique to our competition, and we are seeking to obtain further financing in subsequent quarters to finance our inventory needs as we continue to grow our existing brands as well as introduce more new products to our customers at the retail level. Nevertheless, management must constantly monitor our industry so that we are able to develop the sorts of products that will remain unique and competitive in our industry and appeal to our retail customers. However, there is no assurance that we will be successful either in developing new products or in raising the necessary capital to fund the marketing of any new or existing products.

     Our gross profit margin for the three and nine months ended September 30, 2005 was 44.5% and 47.2%, respectively, compared to 37.9% and 41.5%, respectively, for the same periods last year. The overall increase of 5.7% in gross profit margin is primarily due to the higher mix of sales in the period ended September 30, 2005 into the domestic market compared to the international market, particularly to HKTPCO in Hong Kong, as compared to the same period last year. Historically, gross margins were affected positively or negatively due to the impact of these sales volumes in either the domestic or international market. In general, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time-to-time to introduce new products to our retail customers and distributors in the North American market to gain initial distribution. Any sales that we experienced in the international markets typically have had lower gross margins as compared to sales into the North American market. Any fluctuations in gross margins that may occur in the North American market are not, in management's belief, indicative of general pricing pressure on our brands in the marketplace. Certain of these discounts and promotions may be necessary from time-to-time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

     Selling, general and administrative expenses for the three and nine months ended September 30, 2005 were $331,983 and $941,483, respectively, compared to $328,365 and $1,039,969 for the same periods last year, a decrease of $98,486, or 9.5%, for the nine month period. While total variable commission expense decreased as a result of a decrease in sales in the U.S. and Canada for the year, our continued efforts to closely monitor our operational expenditures and attempts to control costs reduced our overall expenses. As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. The overall decrease for the nine months ended September 30, 2005 is due to the aggregate effect of our cost-cutting measures implemented throughout our Company, especially in lieu of our overall decrease in sales which has caused us to seek further efficiencies in our operations in order to minimize expenses and conserve our cash flow.

     Interest expense was $40,671 and $106,239, respectively, for the three and nine months ended September 30, 2005, compared to $32,070 and $72,633, respectively, for the same periods last year. Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit. The increase for the period is mainly attributable to the increase in these notes payable for the nine month period including Mr. O. Lee Tawes, III, a director, who was issued a note payable as part of our proposed acquisition in 2004 of Aidan Products, L.L.C. ("Aidan"). Aidan is a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan by making a non-refundable cash deposit of $350,000 upon signing of the letter of intent. On April 1, 2005, we received notice that its letter of intent to acquire Aidan had been extinguished. As a result of the termination of this letter of intent, we are without recourse on the non-refundable cash deposit of $350,000. As of December 31, 2004, this amount was written off against the investment in Aidan on our balance sheet.

     There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

     Net loss for three and nine months ended September 30, 2005 was $(259,026) and $(603,042), respectively, or $(0.02) per share and $(0.03) per share, respectively, compared to a net loss of $(23,906) and $(173,437), or less than $(0.01) per share and $(0.01) per share, respectively, for the same periods last year.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2005, we had $274,884 in current assets of which $163,383, or 59.4%, was cash and receivables. Total current liabilities for the same period totaled $2,897,442. This represents a ratio of current assets to current liabilities of .10 at September 30, 2005. We have extended payment terms with certain vendors and have borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment or convert to equity their salaries to conserve cash. These deferred salaries have been accrued and are properly reflected in our financial statements. We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows so that we may maintain a higher cash balance. In order to assist us in our cash flow needs, officers have elected to defer payment of their salaries knowing that management may take an indeterminable amount of time to pay them. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in our day-to-day operations and understand that, if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

     At September 30, 2005, we had a net working capital deficiency of approximately $2,622,558. Our needs for cash so far in 2005 had primarily been funded through loans, exercises of warrants and operational cash flow.

     We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest.
The fair value of these notes cannot be determined at September 30, 2005 because of the related party nature of the arrangements. We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by officers and directors of the Company. In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time. While management could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have had to revert to focusing our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time. Until then, we believe that we will continue to maintain a close relationship with these insiders in future periods so that such defaults do not have an adverse effect on the Company. If the creditors demand payment in the near term, we would not have the funds to repay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

     On August 9, 2005, we received a demand letter on behalf of Dr. Francis Choi, our single largest shareholder, for the redemption of his Class E Preferred Stock. The redemption amount of this Class E Preferred Stock is $800,000. We are currently attempting to seek additional capital in order to further our business plans as well as to negotiate a satisfactory resolution to Dr. Choi's demand. At this time, we can provide no assurance that we will be able to successfully raise the necessary capital for any payment or payment plan that will be satisfactory for Dr. Choi's demand.

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

OFF BALANCE SHEET ARRANGEMENTS

     Our liquidity has not depended on off balance sheet transactions. For the three and nine months ended September 30, 2005, we did not engage in any off balance sheet transactions.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits
-----------------

     The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit
-------
Number                                Description                                Method of Filing
------                                -----------                                ----------------

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

Dated:  November 18, 2005               /s/ Neil Reithinger
                                        -------------------
                                        Neil Reithinger
Baywood International, Inc.             Chairman of the Board, President and
                                        Chief Executive Officer