Form 10KSB
period 2005-12-31
BAYWOOD INTERNATIONAL INC
filed 2006-04-17
CIK 806175

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        Commission File Number 000-22024

                           BAYWOOD INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)

                 Nevada
     (State or other jurisdiction of                      77-0125664
      incorporation or organization)         (IRS Employer Identification No.)

      14950 N. 83rd. Place, Suite 1
          Scottsdale, Arizona                               85260
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange
Act.  [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,224,687

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 31, 2006: $659,700

State the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2006: 41,687,288

Documents  incorporated  by  reference:  None.

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [_]; No [X]

                                  BAYWOOD INTERNATIONAL, INC.
                                          FORM 10-KSB
                              FOR THE YEAR ENDED DECEMBER 31, 2005

                                       TABLE OF CONTENTS


ITEM                                                                                       PAGE
-----------------------------------------------------------------------------------------------
Part I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

    Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
    Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
    Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
    Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .11

Part II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

    Item 5.   Market for Common Equity and Related Stockholder Matters and Small Business
              Issuer Purchases of Equity. . . . . . . . . . . . . . . . . . . . . . . . . . .12
    Item 6.   Managements' Discussion and Analysis. . . . . . . . . . . . . . . . . . . . . .13
    Item 7.   Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . .27
    Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . . . . . .27
    Item 8A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . .27
    Item 8B.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

Part III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

    Item 9.   Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . .28
    Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .30
    Item 11.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters. . . . . . . . . . . . . . . . . . .31
    Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . .33
    Item 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .34
    Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . .34

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

This report contains trademarks and trade names that are the property of Baywood International,
                           Inc. and of other companies, as indicated.

                                     PART  I

                           FORWARD-LOOKING STATEMENTS

FORWARD LOOKING STATEMENTS DISCLAIMER

Statements in this Form 10-KSB Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-KSB Annual Report, under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-KSB Annual Report, except as required by law.

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

We are a nutraceutical company specializing in the development, marketing and distribution of our own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R), Baywood EVOLUTION(TM) and Complete La Femme(R). We distribute our products through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically.

HISTORY

We incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986. In March 1992, we changed our name to Baywood International, Inc. Between 1992 and 1998, we directed most of our sales efforts to international markets and established either distribution or registration of our products in certain Pacific Rim and European Countries. Prior to 1998, we relied on the distribution of one main product to one major customer in China. In March 1998, due to governmental restrictions in China, this customer discontinued its purchases, which caused a dramatic decrease in our sales in 1998.

Throughout 1998 and the first six months of 1999, we completely revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors. As a result, we transformed our business with a new marketing image, product lines, marketing campaign, and distribution channels. Currently, we are focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme and any other branded lines we choose to develop in North America and internationally through designated distributors. Where we had experienced a high concentration of sales with one major customer in the international market up through 1998, our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food market.

On September 13, 2001, we formed EpiPharma, Inc. as a subsidiary, to develop and produce complex nutraceuticals and other novel technologies for therapeutic applications. Our objective was to utilize EpiPharma as a vehicle to pursue the acquisition and investment in other novel, cutting-edge technologies and companies in the healthcare field. In August 2005, EpiPharma entered into a letter of intent to merge with Strategic Healthcare Systems, Inc., a healthcare management company. On December 29, 2005, EpiPharma entered into a definitive Securities Purchase Agreement and Plan of Reorganization with Strategic Healthcare Systems whereby Strategic Healthcare Systems and the stockholders of Strategic Healthcare Systems sold, and EpiPharma purchased, all of the outstanding shares of capital stock of Strategic Healthcare Systems, in exchange for an aggregate of 95,000,000 shares of EpiPharma's common stock held by us.
In connection with this agreement, we retained 1,500,000 shares of EpiPharma's common stock and received 500,000 shares of EpiPharma's Series A preferred stock, par value $0.001 per share. In addition we received cash of $200,000. The combination of cash and shares received under this agreement resulted in a gain on sale of subsidiary in our financial statements. Furthermore, Neil Reithinger, our President and Chief Executive Officer, resigned all of his positions as an officer of EpiPharma, including, without limitation, his position as President and Karl Rullich, our Vice-President, resigned all of his positions as an officer and director of EpiPharma, including, his positions as Vice President, Secretary and Treasurer. Concurrently with Mr. Reithinger's and Mr. Rullich's resignations of their positions within EpiPharma, the existing management of Strategic Healthcare Systems assumed control of the management of EpiPharma.

Our principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Our telephone number is (480) 951-3956 and our web addresses are www.bywd.com. We do not intend for the content of our website to
              ------------
be incorporated into this report.

COMPANY OBJECTIVE AND MISSION

We develop and market specific categories of nutraceuticals with scientifically-supported ingredients. Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines we develop. We believe our potential for growth involves the continued development of niche products within the Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme lines, and any other branded lines we develop, that can be marketed and sold to our existing and new retail channels in North America and through existing and newly designated distributors internationally. Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers. We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically-supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing customers and attract new customers.

PRODUCTS

Our products currently consist of four nutraceutical brand lines, Baywood PURECHOICE, Baywood SOLUTIONS, Complete La Femme and Baywood EVOLUTION. As of December 31, 2005, we had 22 distinct products.

Baywood SOLUTIONS

The Baywood SOLUTIONS line consists of products formulated with a combination of natural compounds in what we consider to be the most effective dosages to target specific needs and conditions of consumers. Ingredients generally include botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood SOLUTIONS includes the following products:

            PRODUCT NAME                              FUNCTION
            ------------                              --------
       Original Snore Formula                     Relief of Snoring
      Original Allergy Formula                   Relief of Allergies
           CellXcite(TM)                    Immune Support & Antioxidant
    Ultra Cranberry Extract(TM)             Supports Urinary Tract Health
         Fat Eliminator(TM)                   Weight Loss (Fat Blocker)
          Carb Eliminator                Weight Loss (Carbohydrate Blocker)
Maximum Strength Carb Eliminator(TM)     Weight Loss (Carbohydrate Blocker)
          Super Joints(TM)               Joint and Connective Tissue Support
         Magnesium FIZZ(TM)            Effervescent Magnesium Drink (Calming)
          Cal-Mag FIZZ(TM)            Effervescent Calcium and Magnesium Drink

Baywood PURECHOICE

The Baywood PURECHOICE line is composed of single ingredient products. These ingredients may include, but are not limited to, botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood PURECHOICE includes the following products:

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

Complete La Femme

The Complete La Femme line offers proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme emphasizes health for the whole self and offers both ingestible and topical products. Products under Complete La Femme include:

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

Baywood EVOLUTION

We introduced this product line in 2001. This line offers alternatives to other mainstream products.

      PRODUCT NAME                                  FUNCTION
      ------------                                  --------
 Metabolic Burn Tropin-EF(TM)    Ephedra-Free Fat Burner and Metabolic Support
Thermogenic Burn Tropin-EF(TM)               Ephedra-Free Fat Burner

We intend to develop other new products within these lines in the future. We believe that there may be products that are developed outside of these lines that need their own separate identity. We can provide no assurance as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

INTERNATIONAL SALES

We sell some of our brands in Canada, Europe and Asia. Sales in these countries are conducted through distributors who service various retail outlets in their respective territories. Sales to Canada, Europe and Asia were $258,890, $32,700 and $191,170, respectively, for the year ended December 31, 2005.

RESEARCH AND DEVELOPMENT

We do not operate any laboratory facilities to develop our products. Instead, we develop our products by identifying scientifically-supported ingredients that have broad therapeutic or other health-related benefits. Our research and development efforts in deciding on any particular ingredient to include in any particular formula for any new product primarily involve review of scientific literature, active participation in industry trade shows and seminars on new ingredients, gathering information through our relationships with our existing suppliers and ongoing feedback from our sales and marketing personnel on current and future product trends. We include these ingredients into single-ingredient products or complex formulas that combine other natural-based ingredients and then position these finished formulas for sale into our existing brand lines.

MANUFACTURING AND QUALITY CONTROL

For all of our products, we use third-party manufacturers who manufacture and package our products according to formulas and packaging guidelines that we dictate. In order to minimize costs, we may elect to purchase raw or bulk materials directly from our suppliers and have them shipped to our manufacturers so that we may incur only tableting, encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product.

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

DISTRIBUTION

Our product lines are marketed and distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in North America. As of December 31, 2005, we estimate that we have penetrated less than 25% of health food retail channels. Our products reach the retail channels in North America either through distributors or through direct shipments from us. Internationally, our products are sold through relationships with designated distributors. As of December 31, 2005, approximately 21.1% of our net sales were from True North Nutrition, our exclusive distributor for Canada.

We generally maintain sufficient inventories to meet customer orders as received. From time to time, we experience back orders that result from variations in demand for products outside of our control or expectations. As of December 31, 2005, we had approximately $50,000 in customer backlog that we filled in the first quarter of 2006.

We do not generally experience wide variances in the amount of inventory we maintain. We guarantee efficacy on all of our products. In certain circumstances and in an effort to support our retail channels, we allow our customers to return unsold merchandise if it does not turnover in a timely manner. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. Historically, returns have been immaterial, and we did not record an allowance for product returns or for uncollectible accounts at December 31, 2005.

COMPETITION

The market for nutraceuticals is highly competitive. Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of our competitors are substantially larger and more experienced than us, have longer operating histories and have materially greater financial and other resources than us. We may not be able to successfully compete with them in the marketplace.

Our principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. Since we do not market our products into mass-market distribution channels, we do not face direct competition from broad line manufacturers and major private label manufacturers and other companies. However, we face indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of certain dietary supplements in the health food store distribution channels based on price and availability. In addition, we compete with several large pharmaceutical companies. Our main competitors include, but are not limited to, Rainbow Light, New Chapter, Schiff, Solgar, Nature's Way, Solaray, Natrol, Source Naturals, Enzymatic Therapy, Now Foods, Natural Factors, Blue Bonnet, Pioneer Nutritionals, Nature's Plus, Olympian Labs, Life Time, Garden of Life, Pure Essence Labs and Nutricology. We also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains.

We believe that we compete favorably with other nutritional supplement companies because of our quality of products, our ability to timely introduce new products and customer service. In addition, we focus on distinguishing our products from our competitors by offering more unique combinations of ingredients that have scientific support, but are either under utilized or under recognized in our industry.

MARKETING

The nutritional supplement business is characterized by trends in which consumers favor certain products while other products fall out of favor. This presents a challenge to us of introducing new products which can replace business lost from products for which consumer demand is waning. As a result, we are continually researching new products. Developing a single new product can be a time-consuming effort depending upon the complexity of the product and the amount of research that must be dedicated to validate the product concept. We have historically focused on introducing very niche products with complex formulas that are not easily duplicated by our competition. Single-ingredient products make up a small portion of our product line since they can be easily duplicated by our competition and are subject to pricing fluctuations that we are not able to adapt to because of our relatively small size. Product introductions do not come without risk as certain product introductions may not be successful with consumers in the marketplace. In addition, the substantial marketing support that may be required for certain product introductions is something that we have historically not been able to financially support. As a result, our product introductions focus on local or regional product launches that are supported by certain key accounts. Once we achieve an adequate response and reach acceptable sales levels, we attempt to broaden the product launch. However, any expansion in any product launch can cause a strain on corporate resources since inventories must be produced and delivered.

The competition for shelf space at retailers is intense. We have ongoing discussions with our retail customers with regard to the allocation of shelf space and the level of promotional support for our products. Retailers look to us for promotional support of our products in order to maximize sales. We look to retailers for advantageous placement of our products and promotion of our products in promotional media such as newspaper advertisements. Additionally, we often provide product displays for our products to retailers as a marketing aid to help them display and sell our products. The cost of promotions and marketing support to retailers can be very high and we must continually review our promotional efforts to ensure that our efforts are profitable.

TRADEMARKS AND PATENTS

We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on trademark, and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain of proprietary rights, technologies or copyrighted materials, from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

From time to time, we register our principal brand names in the United States and certain foreign countries. Our material trademarks include the Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme brand names. We currently own these brand names as registered trademarks and substantially all of our net sales were from products bearing the Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme brands in 2005. Sometimes, however, the names used to describe some of our products are either too generic or commonplace to register. One example is S-Adenosyl-Methionine, or SAMe, which is the name of the raw material in the product and can be used by other companies in the industry. The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States. Because of the rapid pace of the natural product industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

Additionally, we license directly or indirectly through our contract manufacturers certain intellectual property from third parties. One example is Phase 2(TM), which is the primary ingredient in our Carb Eliminator(TM) and Maximum Strength Carb Eliminator(TM) and is the trademark of our supplier. We license this product non-exclusively from a raw material supplier, Pharmachem Labs, thereby being able to utilize the supplier's recognized tradename and scientific data. The sales of certain of our products rely on our ability to maintain these licensing arrangements. If we lose the right to use these licenses, our business could be adversely affected. We believe we are currently in compliance with all of the requirements of our license arrangements. Currently, we are required to pay a royalty per unit to the owner of the patent under which we sell two of our products, Original Snore Formula(TM) and Original Allergy Formula(TM). There are no other annual license or other fees that we are required to pay under these license arrangements, except that we can only use the supplier's trademark if we purchase the ingredient directly from them.

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

Overseas, registration may be mandatory in certain countries prior to distribution. This process may take from several months to over a year. At any one time, we may have several products awaiting approval for registration and eventual distribution. We can provide no assurance as to the timing of such approvals or that, once such approvals are obtained, we will be able to successfully market and distribute any product.

We believe we are currently in compliance with each of these laws, rules and regulations and we believe we have not had any incidence of noncompliance over the past three years.

EMPLOYEES

At December 31, 2005, we had 10 full-time employees. None of our employees are represented by a collective bargaining arrangement and we believe our relations with employees are good.

ITEM 2 - DESCRIPTION OF PROPERTY

Our principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. We lease approximately 7,800 square feet of office space under an operating lease that expires on September 30, 2008. We believe that our facilities will provide sufficient capacity to handle our growth in the coming year. Rent expense under our lease was $92,291 and $97,439 for the years ended December 31, 2005 and 2004, respectively. The future minimum lease obligation for the remaining term of the lease as of December 31, 2005 is $266,274.

ITEM 3 - LEGAL PROCEEDINGS

As of March 31, 2006, we were not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on November 17, 2005. At the annual meeting, we asked shareholders to elect directors, approve the amendment to our articles of incorporation to increase the authorized shares of our stock to 200,000,000 and ratify the selection of Epstein Weber & Conover P.C. as our independent public accountants for the year ended December 31, 2005.

The following chart sets forth the vote totals for each director elected at our annual meeting of shareholders:

     Proposal #1 - Election of Directors       Votes For      Withheld
     ----------------------------------------  ----------  -------------
     Neil Reithinger                           25,288,415      9,695,304
     Karl Rullich                              25,288,415      9,695,304
     O. Lee Tawes, III                         25,288,415      9,695,304

     Proposal #2 - Increase Authorized Shares  Votes For   Votes Against  Abstain
     ----------------------------------------  ----------  -------------  -------
                                               24,176,335     10,784,204   23,180

     Proposal #3 - Ratify Auditors             Votes For   Votes Against  Abstain
     ----------------------------------------  ----------  -------------  -------
                                               34,933,659         20,050   30,010

                                    PART  II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

OUR COMMON STOCK

Our common stock trades publicly on the OTC Bulletin Board, or OTCBB, under the symbol "BYWD." The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports.

The following table sets forth the quarterly high and low closing prices per share of our common stock by the OTCBB during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

          Year Ended December 31, 2004  High   Low
          ----------------------------  -----  ----
          March 31, 2004                $ .09  $.05
          June 30, 2004                   .21   .04
          September 30, 2004              .17   .09
          December 31, 2004               .12   .05

          Year Ended December 31, 2005  High   Low
          ----------------------------  -----  ----

          March 31, 2005                $ .17  $.06
          June 30, 2005                   .09   .02
          September 30, 2005              .06   .03
          December 31, 2005               .05   .02

HOLDERS OF RECORD

On March 31, 2006, there were approximately 520 holders of record of our common stock.

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

We currently have four classes of our preferred stock outstanding. Two of these classes, Class F and Class H, accrue a 15% and 8% per annum cumulative dividend, respectively. The aggregate annual dividend payment obligation in connection with each of our Class F and Class H preferred stock is $112,416 and $28,000, respectively. As of December 31, 2005, we are not current with scheduled dividend payments on our Class F preferred stock to Mr. Karl Rullich and Mr. O. Lee Tawes, III, the only holders of our Class F preferred stock. Messrs. Rullich and Tawes have not demanded payment on the accrued, but unpaid dividends because of the related party nature of the arrangements. If Messrs. Rullich and Tawes demand payment in the near term, we would not have the funds to pay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to them. As of December 31, 2005, we are current with our scheduled dividend payments on our Class H preferred stock as this stock was sold in December 2005 and accrues a dividend that is due bi-annually. We anticipate that we will be able to meet the scheduled bi-annual dividend payments since they are non-cash and are payable in our common stock.

SALES OF UNREGISTERED SECURITIES

On September 20, 2005, we issued to each of our President and Chief Executive Officer, Neil Reithinger, and our Vice President, Karl H. Rullich, 100,000 shares of our Class G preferred stock for their conversion of $100,000 each of their accrued and unpaid salaries. The Class G preferred stock has a par and face value of $1.00 per share, no stated dividend preferences or rights, no conversion rights into our common stock and is entitled to 250:1 votes on our common stock on any matters brought to a vote of the common stock shareholders. As of December 31, 2005, there were 200,000 shares of Class G preferred stock issued and outstanding. The 200,000 shares of Class G preferred stock represent 50,000,000 votes on any matter brought to a shareholder vote.

On December 15, 2005, we sold 350,000 shares of Class H preferred stock to a group of accredited investors for proceeds of $350,000. The Class H preferred stock has a par and face value of $1.00 per share, an 8% per annum cumulative dividend, conversion rights into our common stock at $0.02 per share and is entitled to one vote for every common shares owned on an if-converted basis. The Class H preferred stock is redeemable at our option at 115% of the face value. As of December 31, 2005, there were 350,000 shares of Class H preferred stock issued and outstanding.

On December 28, 2005, we issued 8,500,000 common shares to a group of accredited investors for proceeds of $170,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

This "Management's Discussion and Analysis" should be read in conjunction with the Financial Statements, including the related notes, appearing in this Annual Report on Form 10-KSB.

OVERVIEW

Since revamping our corporate strategy in 1999, our business plan has been to focus on our core brands, Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme. These brands are sold in health food stores, independent pharmacies, internet retailers as well as distributors who, in turn, service retail accounts. We are continually seeking to expand the distribution of our products to additional retail outlets and to create cost-effective promotional opportunities for our brands within our existing customer base. Currently, our Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme lines contain 22 products, although additional counts and sizes of each product brings the total number of products we offer to approximately 27. We generate revenue by selling these brands either to distributors who sell to retailers or directly to retailers who in turn sell to the end consumer. Internationally, we generate revenue by selling our brands to distributors who in turn sell to retailers in their respective countries. We solicit retailers and distributors through our in-house sales force that calls directly on these accounts. Through consistent contact with these retailers over the last five years, we have generated interest in our brands at the retail level and consumer levels.

From time to time, we experience back orders that result from variations in demand for product outside of our control or expectations. As of December 31, 2005, we had approximately $50,000 in customer backlog that we filled in the first quarter of 2006. These backlogs were related to a timing issue that resulted from our not receiving the necessary amount of inventory prior to year-end. During the year, we experienced certain backlogs due to our inability to maintain adequate amounts of inventory resulting from our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Comprehensive Income
--------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income consists of charges or credits to stockholders' equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. Our comprehensive income consists of unrealized gains on available for sale securities.

Marketable Securities
---------------------

We account for our marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on our intent to invest in the securities at least through a minimum holding period, our available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of stockholders' equity. Held-to-maturity securities are valued at amortized cost. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Property, Equipment and Depreciation
------------------------------------

Property and Equipment consisted of the following at December 31, 2005:

          Furniture and fixtures           $  49,004
          Computers                          155,615
          Equipment                            6,456
          Leasehold improvements              35,600
                                           ----------
            Total                          $ 246,675
          Less:  Accumulated depreciation   (213,831)
                                           ----------
          Net property and equipment       $  32,844
                                           ==========

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are recorded at cost and amortized over five years. Depreciation expense for the years ended December 31, 2005 and 2004 was $8,245 and $25,515, respectively.

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

Stock-Based Compensation
------------------------

Statements of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, we have elected to continue accounting for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

We issue stock options from time to time to executives, key employees and members of the board of directors. We have adopted the disclosure-only provisions of SFAS 123 and continue to account for stock-based compensation using the intrinsic value method prescribed by APB 25. We did not grant any stock options in the years ended December 31, 2005 and 2004. Accordingly, no compensation cost has been recognized for the stock options granted to employees in the years ended December 31, 2005 and

2004. Had compensation cost for our stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                           2005        2004
                                        ----------  ----------
            Net Loss - as reported      $(435,224)  $(657,291)
             Net Loss - pro forma           N/A        N/A
          Loss per share - as reported    $(0.01)    $(0.02)
           Loss per share - pro forma       N/A        N/A

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                   2005  2004
                                   ----  ----
          Dividend yield           N/A   N/A
          Volatility               N/A   N/A
          Risk free interest rate  N/A   N/A
          Expected asset life      N/A   N/A

Income Taxes
------------

We account for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Loss Per Share
--------------

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. We have adopted SFAS No. 128, "Earnings Per Share".

Advertising  Expenses
---------------------

Our advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. We expense advertising costs as incurred. Advertising expense totaled approximately $76,000 and $129,000 for the years ended December 31, 2005 and 2004, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
--------------------------------------------------------------------

We review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future, undiscounted, net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recently Issued Accounting Standards
------------------------------------

In December 2004, the FASB issued a revised Statement 123, or SFAS 123R, "Accounting for Stock-Based Compensation," requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for this statement is as of the first interim period that begins on or after January 1, 2006. We are evaluating the impact of this new pronouncement and have not yet estimated the effect of implementation on our financial statements.

RESULTS OF OPERATIONS

The following table sets forth our income statement data as a percentage of net sales for the periods indicated.

                                              2005    2004
                                             ------  ------
          Net sales                          100.0   100.0
          Cost of sales                       53.9    59.4
                                             ------  ------
          Gross profit                        46.1    40.6
          S, G & A expenses:
            Marketing                         27.0    16.6
            General and administrative        60.9    29.3
            Depreciation and amortization       .7     0.9
          Other (income) and expense - net    (6.9)   16.4
                                             ------  ------
          Loss before income taxes           (35.6)  (22.6)
          Income tax provision                   -       -
          Net (loss)                         (35.6)  (22.6)
                                             ======  ======

COMPARISONS OF YEAR 2005 TO 2004

Net sales for the year ended December 31, 2005 were $1,224,687 compared to net sales of $2,913,596 for the year ended December 31, 2004, a decrease of 58%.
The overall decrease in net sales for the twelve-month period is primarily due to the decreased sales volume to Hong Kong Trustful Pharmaceutical Company, or HKTPCO, our exclusive distributor for Asia, where we experienced a decrease in sales of $1,176,884. Excluding sales into the North American market (U.S. and Canada), sales to HKTPCO were $191,170 for twelve-month period, as compared to $1,368,054 for the same period last year. The 86% decrease is due to a reduction in order volume by HKTPCO that management believes is due to a slowdown in sales and marketing of our products by HKTPCO's marketing entity, Healthy International, Ltd. At this time, we believe that that it is doubtful that this relationship will continue to generate a significant amount of sales in the future. As a result, we are attempting to generate further business in other existing areas of distribution and develop new relationships overseas so that we are able to recapture those lost sales. However, we may not be able to achieve the same or higher sales in those markets or to recapture them at all in the foreseeable future.

Secondarily, we experienced a decrease in sales to our customers in the North American market (U.S. and Canada) due to our inability to continually finance the demand for customer orders. We attribute these backlogs to our increasing needs for working capital to fund our inventory requirements, especially in lieu of our overall decrease in sales internationally which has materially affected our cash flow.

Our gross profit margin for the year ended December 31, 2005 was 46.1% compared to 40.6% for the same period last year. The overall increase of 5.5% in gross profit margin is primarily due to the higher mix of sales during the twelve months ended December 31, 2005 into the domestic market compared to the international market, particularly to HKTPCO in Hong Kong, as compared to the same period last year. Historically, gross margins were affected positively or negatively due to the impact of these sales volumes in either the domestic or international market. In general, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time to time to introduce new products to our retail customers and distributors in the North American market to gain initial distribution. Any sales that we experienced in the international markets typically have had lower gross margins as compared to sales into the North American market. Any fluctuations in gross margins that may occur in the North American market are not, in management's belief, indicative of general pricing pressure on our brands in the marketplace. Certain of these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the year ended December 31, 2005 were $1,084,461 compared to $1,362,019 for the same period last year, a decrease of $277,558, or 20.4%, for the year. While total variable commission expense decreased as a result of a decrease in sales in the U.S. and Canada for the year, our continued efforts to closely monitor our operational expenditures and attempts to control costs reduced our overall expenses. As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. The overall decrease for the year ended December 31, 2005 is due to the aggregate effect of our cost-cutting measures implemented throughout our Company, especially in lieu of our overall decrease in sales which has caused us to seek further efficiencies in our operations in order to minimize expenses and conserve our cash flow.

Interest expense for the year ended December 31, 2005 was $151,512 compared to $129,700 for the same period last year. Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit.

There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Net loss for year ended December 31, 2005 was $(435,224), or $(.01) per share, compared to a net loss of $(657,291), or $(0.02) per share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had $269,247 in current assets of which $167,161, or 62.1%, was cash and receivables. Total current liabilities for the same period totaled $2,621,862. This represents a ratio of current assets to current liabilities of .103 at December 31, 2005.

At December 31, 2005, we had a net working capital deficiency of approximately $2,352,615. Our need for cash in 2005 was primarily funded through loans, exercises of warrants, private placements of our common stock and operational cash flow.

We have extended payment terms with certain vendors and have borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries or convert their salaries to equity to conserve cash. These deferred salaries have been accrued. We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows so that we may maintain a higher cash balance. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in our day-to-day operations and understand that, if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

HKTPCO is an affiliated company of Dr. Francis Choi, our former major shareholder and primary holder of our preferred stock. Prior to the year ended December 31, 2005, we had an arrangement with HKTPCO whereby dividends payable to Dr. Choi were be offset by sale of product to HKTPCO. On orders from HKTPCO, except for certain designated products, one-third of the sales price was applied against the dividend payable obligation. These sales were priced at 15% off of the normal list price to HKTPCO. Revenue was recognized in a manner consistent with other non-affiliate sales, net of the 15% discount. This process was conducted only when HKTPCO provided a purchase order for products that HKTPCO needed during the normal course of its business. We believed that the terms of this arrangement were on terms as favorable as could have been obtained from unrelated third parties.

On August 9, 2005, we received a demand letter on behalf of Dr. Choi, for the redemption of his Class E preferred stock. The redemption amount of this Class E preferred stock was $800,000. On December 19, 2005, we reached an agreement with Dr. Choi to make an immediate cash payment to Dr. Choi of $350,000 and to pay Dr. Choi an additional $150,000 at the earlier of such time as we (i) achieve a positive stockholders' equity measured as of the last day of each fiscal quarter and as reflected on a balance sheet prepared in accordance with accounting principles generally accepted in the United States or (ii) sell, in one or more related transactions, all or substantially all of our assets or we shall merge with another entity and we shall not be the entity that survives such merger. Contemporaneous with such payment, Dr. Choi agreed to assign, transfer, convey and deliver to us (1) 800,000 shares of Class E preferred stock, with stated value of $800,000; (2) 5,625 shares of Class F preferred stock, with a stated value of $450,000; and (3) 7,301,587 shares of common stock in certificated form. In addition, Dr. Choi agreed not to claim payment for any related dividends or interest. Furthermore, we agreed with Dr. Choi to a full mutual release of liability from any and all current and future claims or obligations. During the year ended December 31, 2005, we experienced a significant decrease in sales to HKTPCO that we believe is due to a slowdown in sales and marketing of our products by HKTPCO's marketing entity, Healthy International, Ltd. At this time, we believe that it is doubtful that this relationship will not continue to generate a significant amount of sales in the future. As of December 31, 2005, there remained a credit balance of $38,035 due to HKTPCO on our accounts receivable which represented payments in excess of shipments as of December 31, 2005. As of March 31, 2006, the full amount of this credit is being used to offset current orders from HKTPCO, without the offset against dividends payable. Due to the discontinuance of our shareholder relationship with Dr. Choi, any future sales from HKTPCO will not be offset against dividends payable and revenue will be recognized at the normal list price.

On May 18, 2004, we entered into a letter of intent to purchase all of the issued and outstanding equity interests of Aidan Products, L.L.C., a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. We paid a non-refundable cash deposit of $350,000 upon signing of the letter of intent, and agreed to:

     -    pay $400,000 in cash at closing;
     - issue a one-year, convertible note for $500,000 at 8% interest convertible into shares of our common stock; and
     - issue 4,000,000 shares of our common stock and 1,000,000 warrants for our common stock at an exercise price of $0.25.

We entered into the transaction in order to expand our business plan into the life sciences and the healthcare practitioner market. The cash deposit of $350,000 was funded through a note payable, bearing an annual interest rate of 10%, to Mr. O. Lee Tawes, III, one of our directors. As part of this note payable, we also issued to Mr. Tawes a warrant for the purchase of 1,725,000 shares of our common stock at an exercise price of $0.04. We were unsuccessful in raising the necessary capital to close the Aidan transaction by the time the letter of intent expired on September 18, 2004. Subsequent to September 18, 2004, we verbally agreed with Aidan to continue to pursue the transaction under the same terms. On December 14, 2004, we listed the common stock of our subsidiary, EpiPharma, on the Pink Sheets under the symbol "EPHM" in order facilitate the transaction at less dilution to our shareholders. We believed that by quoting EpiPharma on the Pink Sheets and then subsequently utilizing EpiPharma as a vehicle to complete the acquisition of Aidan, we would be afforded the most practical structure that enabled us to complete the transaction while limiting further dilution to our existing shareholders at our then current share price. A letter of intent to acquire Aidan was then resigned by EpiPharma on January 17, 2005 and the original cash deposit of $350,000 paid by us was rehonored by Aidan on behalf of EpiPharma. We were again unsuccessful in raising the necessary capital to close the transaction in an agreeable time frame. On April 1, 2005, EpiPharma received notice that its letter of intent to acquire Aidan had been extinguished. As a result of the termination of this letter of intent, we are without recourse on the non-refundable cash deposit of $350,000. As of December 31, 2004, this amount has been written off against the investment in Aidan on our balance sheet.

We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2005 because of the related party nature of the arrangements. We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by our officers and directors. In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time. While we could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have had to revert to focusing our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time. If the creditors demand payment in the near term, we would not have the funds to repay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace. From a marketing and sales standpoint, we believe that we may require capital of between $250,000 to $500,000 in the next six months to meet our obligations for growth and to implement more aggressive advertising programs that require further investments of capital. The amounts, sources, timing and structure of any financing that we may require for any advertising programs will be determined by management at the appropriate time. From an operational standpoint and absent any outside investment, we continue to rely on the officers and directors to make advances to us when cash shortfalls occur and will continue to do so until we can generate sufficient cash flow. We believe that any cash flow shortfalls may be from $100,000 to $200,000 and that these individuals have the financial ability and resources to make advances to us if such shortfalls occur and that they will continue to do so until we can generate sufficient cash flow. However, such shortfalls may not occur or, if they do, there can be no assurances that the cash can be successfully raised. If we cannot raise capital, we may not meet our projections for growth.

We believe that our needs for capital over the next 12-24 months will be minimized if we are able to adequately fund our short term inventory needs and can experience increases in sales. As of December 31, 2005, we expect our existing cash to last four to five months. Since our existing operations are capable of absorbing growth without any further operational expense, any increases in sales will allow us to lessen our needs for long-term capital. However, as we expand our product lines more rapidly and attempt to implement more aggressive advertising programs that require further investments of capital, we will need to raise the necessary capital for this at that time. Since management has no immediate plans for such product expansion and advertising promotion, the amount and nature of how we would raise any necessary funds cannot be determined at this time.

GOING CONCERN

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements accompanying this Annual Report on Form 10-KSB, we had a working capital deficiency of $2,352,615 at December 31, 2005. We have had material operating losses and have had to rely on borrowings from officers, directors and other third parties to meet operating obligations. We have not yet created positive cash flows and our ability to generate profitable operations is uncertain.
These factors raise substantial doubt about our ability to continue as a going concern. We intend to continue to borrow from our officers to fund cash flow short falls. We believe that these individuals have the ability to make advances to us when such short falls occur and that they will continue to do so until we can generate sufficient cash flow. However, we cannot provide any assurance that these officers or any third party with continue to have the ability or desire to provide us with funding.

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

                          RISKS RELATED TO OUR BUSINESS

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN AND, IF WE DO NOT CONTINUE AS A GOING CONCERN, YOU MAY LOSE YOUR ENTIRE INVESTMENT.

In their report dated April 11, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2005 in the amount of $435,224 and a loss for the year ended December 31, 2004 in the amount of $657,291. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from officers, directors and third parties, including obtaining additional funding from the sale of our securities and obtaining loans from individuals or various financial institutions where possible. The going concern qualification in the auditor's report is designed to emphasize the uncertainty related to our business as well as the level of risk associated with an investment in our common stock. If we do not continue as a going concern, you may lose your entire investment.

WE HAVE HAD A HISTORY OF LOSSES AND IF WE CANNOT CONSISTENTLY GENERATE POSITIVE CASH FLOWS OR RAISE SUFFICIENT CAPITAL THEN WE WILL NOT REALIZE OUR GROWTH POTENTIAL AND OUR BUSINESS COULD SUFFER FINANCIALLY.

Our net losses in 2002, 2003, 2004 and 2005 have been $281,119, $373,758,
$657,291 and $435,224, respectively. We are attempting to generate positive cash flows as we grow by maintaining costs. However, we expect to require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace. We believe we need between $250,000 to $500,000 in the next six months to meet our obligations for growth and to implement more aggressive advertising programs. We expect to continue to rely on our officers and directors to make advances to us when cash short falls occur and we believe they will continue to do so until we can generate sufficient cash flow to cover our expenses. However, if cash shortfalls occur, it is possible management will not make adequate financing advances to us. If we cannot raise the necessary capital, we may not meet our projections for growth and our sales could be adversely affected due to delays in shipments and loss of customers.

WE DEPEND ON THIRD-PARTY SUPPLIERS AND MANUFACTURERS. ANY DISRUPTION OR EXTENDED DELAY IN PRODUCT SUPPLY FROM ANY OF OUR THIRD-PARTY SUPPLIERS COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON OUR OPERATIONS.

There are numerous companies that produce or supply the types of products we distribute. We do not manufacture any of our products and depend entirely on third party manufacturers and suppliers. Typically, we do not have supply agreements, but submit purchase orders for our products. We currently utilize six different contract manufacturers. Although we believe that a number of alternative manufacturers are available and that we could replace our main suppliers with alternative sources at comparable prices and terms, any disruption or extended delay in our product supply from any of our third party suppliers could have a significant adverse impact on our operations. In addition, the time needed to replace any of our main suppliers could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

IF WE CAN NOT MAINTAIN ADEQUATE INVENTORY, OUR REVENUES WILL LIKELY DECREASE AND OUR BUSINESS MAY BE HARMED.

From time to time, we have experienced difficulty maintaining sufficient inventory to meet customer demand. This has resulted from a lack of financing necessary to build and manage our inventory. We may not be able to obtain such financing in the future on acceptable terms or at all. If we do not have sufficient inventory to meet our demand, our revenues will likely decrease. Additionally, if we do not fill our customers' orders, they may turn to other suppliers and we could lose the relationship entirely.

ONE CUSTOMER ACCOUNTS FOR 21.1% OF OUR SALES. IF SALES TO THIS CUSTOMER ARE NEGATIVELY AFFECTED, THEN THERE COULD BE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

Currently, one customer, our exclusive distributor for Canada, True North Nutrition, accounts for approximately 21.1%, or $258,890 of our net sales. Since this customer accounted for a large portion of our net sales, a slowdown or loss of this customer could materially impinge our ability to grow and generate positive cash flows.

WE EXPERIENCED A DRAMATIC REDUCTION IN SALES TO A DISTRIBUTOR IN ASIA IN

2005, AND WE NEED TO GENERATE ADDITIONAL SALES TO SUPPLEMENT OUR CASH FLOW.

In 2005, we experienced an 86% decrease in sales, or approximately $1,176,884, to HKTPCO, a distributor in Asia. This was the result of a reduction in order volume by HKTPCO that we believe is due to a slowdown in sales and marketing of our products by HKTPCO's marketing entity, Healthy International, Ltd. At this time, we believe that this relationship will not continue in the future. As a result, we are attempting to generate further business in other existing areas of distribution and develop new relationships overseas so that we are able to recapture those lost sales. If we are not successful, our revenues will likely remain low and we will have difficulty paying our expenses. As a result, we may have to raise additional financing or curtail our operations.

OUR BUSINESS IS SENSITIVE TO PUBLIC PERCEPTION. IF ANY OF OUR PRODUCTS PROVE TO BE HARMFUL TO CONSUMERS OR IF SCIENTIFIC STUDIES PROVIDE UNFAVORABLE FINDINGS REGARDING THEIR SAFETY OR EFFECTIVENESS, THEN OUR BRANDS AND OUR IMAGE IN THE MARKETPLACE WOULD BE NEGATIVELY IMPACTED.

Our business could be adversely affected if any of our products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products. Our dietary supplement products contain vitamins, minerals, herbs and other ingredients that we regard as safe when taken as directed by us and that various scientific studies and literature have suggested may offer health benefits. While we conduct quality control testing on our products, we are highly dependent upon consumers' perception of the overall integrity of the dietary supplements business. The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry. If our products suffer from this negative consumer perception, it is likely our sales will slow and we will have difficultly generating revenues.

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

We are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability. We are not aware of any claims pending against us or our products that would adversely affect our business. While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future. We maintain product liability insurance through third party providers. We maintain $2,000,000 in product liability coverage for our products. We believe our insurance coverage is adequate; however, there can be no assurance that we will be able to retain our existing coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims. In addition to carrying our own coverage, we also require our manufacturers to carry product liability insurance. If we are sued, we may not have sufficient resources to defend against the suit or to pay damages. A material lawsuit could negatively impact our business.

OUR STOCK PRICE IS VOLATILE AND, IF CONTINUED VOLATILITY OCCURS OR IF OUR STOCK PRICE CONTINUES TO BE LOW, THEN OUR STOCK MAY BE LESS ATTRACTIVE TO INVESTORS AND WE MAY NOT BE ABLE TO RAISE ADEQUATE CAPITAL.

During the years ended December 31, 2005 and 2004, the trading price of our common stock has ranged from $0.21 to $0.02. The trading price of our common stock is subject to significant fluctuations in response to variations in the results of our operations, our financial position, general trends in the consumer products industry, the relative illiquidity of our common stock and stock market conditions generally. In addition, the exposure of our common stock to the general investing community is limited and thereby inhibits our ability to obtain new investors to help finance our business.

WE MUST DEVELOP AND INTRODUCE NEW PRODUCTS TO SUCCEED.

Our future growth depends on new product development. The success of new product introductions depends on various factors, including the following:

     -    proper new product selection;
     -    successful sales and marketing efforts;
     -    timely delivery of new products; and
     -    customer acceptance of new products.

We face challenges in developing new products, primarily with funding development costs and diversion of management time. On a regular basis, we evaluate opportunities to develop new products through product line extensions and product modifications. We may not successfully develop product line extensions or integrate newly developed products into our business. In addition, newly developed products may not contribute favorably to our operations and financial condition. Our failure to develop and introduce new products on a timely basis would adversely affect our future operating results.

WE NEED ADDITIONAL CAPITAL AND IF WE CAN NOT RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

We need to obtain additional funding in the future in order to finance our business strategy, operations, and growth. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed. If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to curtail our business activities until we can obtain adequate financing. Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities. Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock.

WE MAY FACE SIGNIFICANT COMPETITION WHICH COULD ADVERSELY AFFECT OUR REVENUES, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The market for nutraceuticals is highly competitive in each of our existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of our competitors are substantially larger and more experienced than we are. In addition, they have longer operating histories and have materially greater financial and other resources than we do. Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor. If we can not compete in the marketplace, we may have difficultly selling our products and generating revenues. Additionally, competition may drive down the prices of our products which could adversely affect our cost of goods sold and our profitability, if any.

IF WE ARE UNABLE TO MANAGE OUR PROJECTED GROWTH, WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN AND WE MAY NOT ACHIEVE PROFITABILITY IN THE FUTURE.

We believe we must expand our business to achieve profitability. Any expansion of our business may strain our current managerial, financial, operational, and other resources. We will need to continually improve our operations and our financial, accounting, and other internal control systems in order to manage our growth effectively. Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to manage our growth effectively. Any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects. As a result, we may never become profitable.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE UNEXPECTEDLY FROM QUARTER TO QUARTER, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our revenues and operating results may vary significantly in the future due to various factors including, but not limited to, increased sales, increased inventory expenses, changes in our operating expenses, market acceptance of our products, regulatory changes that may affect the marketability of our products and buying cycles of our customers. As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and that you should not rely upon our performance in a particular period as indicative of our performance in any future period.

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

Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

                         RISKS RELATED TO OUR SECURITIES

OUR CURRENT MANAGEMENT CONROL THE RIGHT TO VOTE OUR COMMON STOCK AND THEY MAY BE ABLE TO CONTROL OUR COMPANY INDEFINITELY.

Our current board of directors and management team collectively own or control the right to vote over 100% of our outstanding common stock. As a result, our current board and management may be able to control our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time. This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our other shareholders.

THE TRADING PRICE OF OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND COULD CONTINUE TO BE VOLATILE IN THE FUTURE.

The volatility in our stock price could be caused by a variety of factors, many of which are beyond our control. These factors include the following:

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

PROVISIONS IN OUR CORPORATE CHARTER AND UNDER NEVADA LAW ARE FAVORABLE TO OUR DIRECTORS.

Pursuant to our Articles of Incorporation, members of our management and board of directors are indemnified to liability for violations of their fiduciary duty of care as officers and directors, except in limited circumstances. This means that you may be unable to prevail in a legal action against our officers or directors even if you believe they have breached their fiduciary duty of care. In addition, our certificate of incorporation allows us to indemnify our officers and directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

CERTAIN PROVISIONS OF NEVADA LAW, CERTAIN PROVISIONS IN OUR CHARTER, AND THE COMPOSITION OF OUR CURRENT STOCKHOLDER BASE, MAY PREVENT OR DELAY A CHANGE OF CONTROL OF OUR COMPANY.

Under applicable Nevada law, which we are subject to, it will be more difficult for a third party to take control of us and may limit the price some investors are willing to pay for shares of our common stock. Furthermore, our Articles of Incorporation authorize the issuance of preferred stock without a vote or other stockholder approval. Finally, approximately 40% of our outstanding common stock is held by insiders, although insiders hold shares of our preferred stock which grants them the right to vote with the common stock as a class. As a result, insiders can control any shareholder vote. Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third party to acquire our company without the consent of the insiders.

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

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

An audited balance sheet for the year ended December 31, 2005 and audited statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004 are set forth on page F-1 at the end of this Annual Report.

STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-KSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of December 31, 2005, the results of operations for the years ended December 31, 2005 and 2004, and cash flows for the years ended December 31, 2005 and 2004. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A - CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our chief executive officer / chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our chief executive officer / chief financial officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

CHANGE  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

Not Applicable.

                                    PART  III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

       NAME        AGE       POSITION(S) OR OFFICE(S) HELD
-----------------  ---  ----------------------------------------
                        Chairman of the Board, President & Chief
Neil Reithinger     36            Executive Officer

Karl H. Rullich     72     Vice-President, Secretary & Director

O. Lee Tawes, III   58                 Director

Mr. Neil Reithinger has been our Chairman of the Board, President and Chief
-------------------
Executive Officer since April 3, 1998 and previously served as Interim President from December 10, 1997. He was elected as a Director on February 18, 1997. He was appointed Chief Financial Officer, Secretary and Treasurer on October 28, 1996. Mr. Reithinger had been Controller since January 1994. Prior to joining us and from July 1992 through December 1993, Mr. Reithinger worked for Bank of America. He received a Bachelors degree in accounting from the University of Arizona in 1992 and received his certification as a Certified Public Accountant in 1996.

Mr. Karl H. Rullich has been a Director since 1991.  He was appointed
-------------------
Vice-President on April 3, 1998 and has served as our Director of International Sales since May 1996. Prior to April 19, 1996, he served as our President, Chief Executive Officer and Treasurer. He worked as a Marketing Director, General Manager and Vice President for Pfizer Hospital Products Group in their international businesses and operations for over 25 years. Mr. Rullich holds a degree in economics from the Business College in Essen, Germany. He emigrated from Germany to the United States in 1956 and became a naturalized citizen in 1961.

Mr.  O.  Lee Tawes, III was nominated and elected to the Board of Directors at a
-----------------------
Special Meeting of the Board of Directors held on March 1, 2001 by an affirmative vote of a majority of the Board of Directors. He is Executive Vice President and Head of Investment Banking, and a Director at Northeast Securities Inc. From 2000 to 2001 he was Managing Director of Research for C.E. Unterberg, Towbin, an investment and merchant banking firm specializing in high growth technology companies. Mr. Tawes spent 20 years at Oppenheimer & Co. Inc. and CIBC World Markets, where he was Director of Equity Research from 1991 to 1999. He was also Chairman of the Stock Selection Committee at CIBC, a member of the firm's Executive Committee, and Commitment Committee. From 1972 to 1990, Mr. Tawes was an analyst covering the food and diversified industries at Goldman Sachs & Co. from 1972 to 1979, and Oppenheimer from 1979 to 1990. As food analyst, he was named to the Institutional Investor All America Research Team five times from 1979 through 1989. Mr. Tawes is a graduate of Princeton University and received his MBA from Darden School at the University of Virginia.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of a registered class of our securities to file with the SEC reports of ownership and changes in ownership of the common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Neil Reithinger, our President, Chief Executive Officer and Chairman of the Board, did not file a Form 4 for the acquisition of 1,070,640 shares of our common stock through the exercise of warrants and options in February 2005 as part of conversion of debt owed by us; O. Lee Tawes, III, a director, did not file a Form 4 for the acquisition of 2,025,000 shares of our common stock through the exercise of warrants in March 2005 and the acquisition of 3,759,650 shares of our common stock through a private placement in December 2005. No other officer, director or Section 16(a) officer has sold or acquired any of our stock during the last calendar year, thus not requiring any reports under Section16(a) to be filed.

AUDIT COMMITTEE FINANCIAL EXPERT

We disbanded our audit committee in 2005 because we did not have a large enough board to warrant a delegation of duties. We do not have an audit committee financial expert, as that term is defined in Item 401(e)(2) of Regulation S-B, because at this time our current level of operations and the cost of retaining such financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

CODE OF ETHICS

Our Board of Directors currently is in the process of adopting a code of ethics that applies to our principal executive officer and principal financial and accounting officer and to all of our staff.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Summary compensation information for Mr. Neil Reithinger, our Chief Executive Officer for the year ended December 31, 2005 (the only "named executive officer" within the meaning of Regulation S-B, Item 402(a)(2) Instruction (1)), is as follows. No other officer or director earned more than $100,000 in 2005.

                                                      Other Annual/
                                                         Deferred
          Name and Principal Position  Year  Salary    Compensation
          ---------------------------  ----  -------  --------------
            Neil Reithinger, C.E.O.    2005  $47,000  $       25,000
                                       2004  $45,623  $       26,377
                                       2003  $48,000  $       24,000

COMPENSATION PURSUANT TO STOCK OPTIONS

We grant stock options from time to time to our officers, key employees, and directors. We did not grant any options during the years ended December 31, 2005, December 31, 2004 and December 31, 2003 to Mr. Reithinger.

YEAR-END OPTION VALUES

The following table provides information on the value of our Chief Executive Officer's unexercised options and warrants at December 31, 2005. During the period covered by this annual report, our Chief Executive Officer, Neil Reithinger, exercised a warrant for 163,140 at $0.08 per share and options for 600,000 shares and 307,500 shares at $0.08 and $0.07 per share, respectively, through the conversion of debt owed by the Company.

                        Number of Securities Underlying   Value of Unexercised In-The-Money
                        Unexercised Options/Warrants at         Options/Warrants at
                            Fiscal Year-End (#)               Fiscal Year-End ($) (1)
                            -------------------               -----------------------

          NAME          EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
          ----          -----------      -------------      -----------     -------------

     Neil Reithinger        770,000         1,850,000                 -                 -

(1) Calculated based upon the closing price of our common stock as reported on the OTC Bulletin Board on December 31, 2005 of $.02 per share.

DIRECTORS

Directors do not receive any compensation for their serving on the Board of Directors.

EMPLOYMENT CONTRACTS

We do not currently have employment contracts, severance or change-in-control agreements with any of our executive officers.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CHANGES IN CONTROL

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2006 with respect to (i) each director; (ii) our Chief Executive Officer; (iii) our Chief Executive Officer and directors as a group; and (iv) each party known by us to be the beneficial owner of more than 5% of our common stock. Unless otherwise indicated, the mailing address for each party listed below is c/o Baywood International, Inc., 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260.

This table is based upon information supplied by current and former officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 52,852,099 shares of our common stock outstanding on March 31, 2006 adjusted as required by rules promulgated by the Securities and Exchange Commission.

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

                   NAME AND ADDRESS                   SHARES BENEFICIALLY OWNED
                   ----------------                   -------------------------
            DIRECTORS, NOMINEES AND OFFICERS             NUMBER        PERCENT
           --------------------------------             ------        -------
                  Neil Reithinger (1)                    2,622,640          5.0%

                  Karl H. Rullich (2)                    1,247,000          2.4%

                 O. Lee Tawes, III (3)                  17,244,461         32.6%

     All directors, nominees, and named executive
           officers as a group (three people)           21,114,101         40.0%

     (1) Mr. Reithinger is our Chairman of the Board, President and Chief Executive Officer. He holds 1,852,640 common shares; an option granted January 29, 1997, which expires January 29, 2007 to purchase 20,000 common shares at $0.42 per share; an option granted February 26, 1998, which expires February 26, 2008 to purchase 100,000 common shares at $0.13 per share; and an option granted May 13, 1999, which expires May 13, 2009 to purchase 650,000 common shares at $0.15 per share.

     (2) Mr. Rullich is our Vice-President, Secretary and a Director. Mr. Rullich beneficially owns 1,247,000 common shares, and 5,625 shares Class F preferred stock with a stated value of $450,000.

     (3) Mr. Tawes is a Director. Mr. Tawes beneficially owns 6,849,650 common shares; an option granted March 22, 2002, which expires March 22, 2012 to purchase 200,000 common shares at $0.08 per share; a warrant to purchase 600,000 common shares at an exercise price of $0.05 per share; a warrant to purchase 967,544 common shares at an exercise price of $0.02 per share; a warrant to purchase 483,773 common shares at an exercise price of $0.04 per share; a warrant to purchase 241,886 common shares at an exercise price of $0.08 per share; a warrant to purchase 161,258 common shares at an exercise price of $0.12 per share; 154,807 shares of Class H preferred stock that are convertible into 7,740,350 and 6,085 shares of Class F preferred stock with a stated value of $486,800.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2005, regarding our stock option plan compensation under which our equity securities are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------
                       NUMBER OF SECURITIES    WEIGHTED-AVERAGE        NUMBER OF SECURITIES
                         TO BE ISSUED UPON     EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                            EXERCISE OF           OUTSTANDING         FUTURE ISSUANCE UNDER
     PLAN CATEGORY     OUTSTANDING OPTIONS,    OPTIONS, WARRANTS       EQUITY COMPENSATION
                        WARRANTS AND RIGHTS       AND RIGHTS       PLANS (EXCLUDING SECURITIES
                                                                     REFLECTED IN COLUMN (A))
                                (a)                   (b)                      (c)
-----------------------------------------------------------------------------------------------
 Equity compensation
  plans approved by                3,100,000  $              0.17                     6,542,500
   security holders
-----------------------------------------------------------------------------------------------
 Equity compensation
plans not approved by                    -0-                  -0-                           -0-
   security holders
-----------------------------------------------------------------------------------------------
       Total                       3,100,000  $              0.17                     6,542,500
-----------------------------------------------------------------------------------------------

Under our Employee Incentive Stock Option Plan (the "1996 Plan") approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 6,500,000 in 1999. The 1996 Plan provides that shares granted come from our authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. At our Annual Meeting held on December 10, 2004, our shareholders approved our 2004 Stock Option Plan (the "2004 Plan"). There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a total of 9,642,500 shares available for stock grants under both plans, or 23.4% of our issued and outstanding common stock as of December 31, 2005, assuming all options under both plans were granted and exercised.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 10, 2004, we entered into a loan agreement for $375,000 with one of our directors, O. Lee Tawes, III. We entered into this loan agreement in order to raise the $350,000 needed for the cash deposit for Aidan. This loan agreement bears an annual interest rate of 10% and was due May 10, 2005. As part of this loan, we also issued a warrant to Mr. Tawes for the purchase of 1,725,000 shares of our common stock at an exercise price of $0.04. This loan has not been repaid.

In 2000, our single largest shareholder, Dr. Francis Choi established Hong Kong Trustful Pharmaceutical Company Limited, or HKTPCO, as the sole marketer and distributor of our products for all of Asia. Sales to HKTPCO were 15.6% of net sales, or approximately $191,170, for the year ended December 31, 2005, and 47% of net sales, or approximately $1,368,054, for the year ended December 31, 2004. The decrease is due to a reduction in order volume by HKTPCO that management believes is due to a slowdown in sales and marketing of our products by HKTPCO's marketing entity, Healthy International, Ltd. At this time, we believe it is doubtful that this relationship will continue to generate a significant amount of sales in the future. As of December 31, 2005, there remained a credit balance of $38,035 due to HKTPCO on our accounts receivable which represented payments in excess of shipments as of December 31, 2005. As of the date of this annual report, this amount is being used to offset current orders from HKTPCO. On August 9, 2005, we received a demand letter on behalf of Dr. Choi, for the redemption of his Class E preferred stock. The redemption amount of this Class E preferred stock was $800,000. On December 19, 2005, we reached an agreement with Dr. Choi to compromise amounts claimed by one or another of them, to end all relationships between them as shareholder, on the one hand, and issuer, on the other hand. Under this agreement, we agreed to make an immediate cash payment to Dr. Choi of $350,000 and to pay Dr. Choi an additional $150,000 at the earlier of such time as we (i) achieve a positive stockholders' equity measured as of the last day of each fiscal quarter and as reflected on a balance sheet prepared in accordance with accounting principles generally accepted in the United States or (ii) sell, in one or more related transactions, all or substantially all of our assets or we shall merge with another entity and we shall not be the entity that survives such merger. Contemporaneous with such payment, Dr. Choi agreed to assign, transfer, convey and deliver to us (1) 800,000 shares of Class E preferred stock, with stated value of $800,000; (2) 5,625 shares of Class F preferred stock, with a stated value of $450,000; and
(3) 7,301,587 shares of common stock in certificated form. In addition, Dr. Choi agreed not to claim payment for any related dividends or interest. Furthermore, both Dr. Choi and the Company agreed to a full mutual release of liability from any and all current and future claims or obligations.

On September 20, 2005, our Board of Directors authorized the issuance of 200,000 shares of Class G preferred stock. The Class G preferred stock has a par value of $1.00 and certain liquidation preferences. The Class G preferred stock has no conversion rights into common stock and is entitled to 250:1 votes on our common stock on any matters brought to a vote of the common stock shareholders. Our President & Chief Executive Officer, Neil Reithinger, and our Vice-President, Karl H. Rullich, each received 100,000 shares of the Class G preferred stock for their conversion of $100,000 each of their accrued and unpaid salaries.

On December 15, 2005, our Board of Directors authorized the issuance of 350,000 shares of Class H preferred stock. The Class H preferred stock has a par and face value of $1.00 per share. The Class H preferred stock was sold to a group of accredited investors for proceeds of $350,000. Mr. Tawes purchased approximately $155,000 of the Class H preferred stock. In conjunction with the issuance of the

Class H preferred stock, the investors received 4,192,708 warrants for shares of our common stock at exercise prices ranging from $.02 to $.12. If all warrants are exercised, we would receive proceeds of $175,000.

On December 15, 2005, we issued common stock in a private placement for $0.02 per share. On December 28, 2005, we agreed to issue 8,500,000 common shares to a group of accredited investors for proceeds of $170,000. Mr. Tawes purchased approximately $75,000 of the common stock.

ITEM 13 - EXHIBITS

3.1 - Articles of Incorporation, as amended (included as Exhibit 3.1 to the Form 10-KSB filed March 6, 1997, and incorporated herein by reference).

3.2 - By-Laws, dated February 14, 1988 (included as Exhibit 3 to the Form S-1 filed January 27, 1987, and incorporated herein by reference).

4.1 - Specimen Common Stock Certificate, dated July 9, 1993 (included as Exhibit 1 to the Form 8-A filed July 2, 1993, and incorporated herein by reference).

4.2 - Description of Common Stock, dated February 14, 1988 (included to the Form S-1 filed January 27, 1987, and incorporated herein by reference).

4.3 - Certificate of Designation for Preferred Shares (included as Exhibit 4.3 to the Form 10-QSB filed August 11, 1997, and incorporated herein by reference).

4.4 - Accredited Investor Subscription Agreement with Linda Lee, dated October 30, 1997 (included as Exhibit 4.4 to the Form 10-QSB filed November 13, 1997, and incorporated herein by reference).

4.5 - Certificate of Designation for Shares, dated July 18, 1997 (included as
Exhibit 4.5 to the Form 10-KSB dated March 30, 1998, and incorporated herein by reference).

4.6 - Certificates of Designation for Class D Redeemable Convertible Preferred Stock (included as Exhibit 4.4 to the Form 10-QSB dated May 17, 1999, and incorporated herein by reference).

4.7 - Certificate of Designation of Preferences and Rights of Series G Preferred Stock of Baywood International, Inc., dated September 20, 2005 (included as
Exhibit 4.1 to the Form 8-K filed September 23, 2005, and incorporated herein by reference).

4.8 - Certificate of Designation of Preferences and Rights of Series H Preferred Stock of Baywood International, Inc., dated December 21, 2005 (included as
Exhibit 4.1 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

10.15 - License and Distribution Agreement between the Company and Healthy International Ltd., dated August 26, 2003 (included as Exhibit 10 to the Form 10-KSB/A filed October 19, 2005, and incorporated herein by reference).

10.16 - Bridge Loan Agreement between the Company and O. L. Tawes, Inc., dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

31.1 - Certification Pursuant to Rule 13a-14(a)/15d-14(a), and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
Section 906 of The Sarbanes-Oxley Act of 2002.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have paid or expect to pay the following fees to Epstein, Weber & Conover, P.L.C. for work performed in 2005 and 2004 or attributable to Epstein, Weber & Conover, P.L.C.'s audit of our 2005 financial statements:

                                         2005    2004
                                        ------  -------
                    Audit Fees          36,525  $16,380
                    Audit-Related Fees       -    5,000
                    Tax Fees                 -        -
                    All Other Fees           -    8,435

In January 2003, the SEC released final rules to implement Title II of the Sarbanes-Oxley Act of 2003. The rules address auditor independence and have modified the proxy fee disclosure requirements. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit-related fees are assurance-related services that traditionally are performed by the independent accountant, such as employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

The board has reviewed the fees paid to Epstein, Weber & Conover, P.L.C. and has considered whether the fees paid for non-audit services are compatible with maintaining Epstein, Weber & Conover, P.L.C.'s independence. The board has also adopted policies and procedures to approve audit and non-audit services provided in 2005 by Epstein, Weber & Conover, P.L.C. in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. Additional service engagements that exceed these pre-approved limits must be submitted to the audit committee for further pre-approval. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  April 17, 2006                /s/ Neil Reithinger
                                            -------------------
                                           Neil Reithinger
     Baywood International, Inc.           Chairman of the Board, President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

     SIGNATURE                          CAPACITY                        DATE
     ---------                          --------                        ----

 /s/ Neil Reithinger   Chairman of the Board, Principal Executive
 ---------------------  Officer, Principal Accounting Officer and   April 17, 2006
   Neil Reithinger         acting Principal Financial Officer

 /s/ Karl H. Rullich
---------------------     Vice-President, Secretary and Director   April 17, 2006
   Karl H. Rullich

/s/ O. Lee Tawes, III
---------------------                    Director                  April 17, 2006
  O. Lee Tawes, III

                 INDEX TO FINANCIAL STATEMENTS
                 -----------------------------


                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT AUDITORS                                F-2

BALANCE SHEET AS OF DECEMBER 31, 2005                         F-3

STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004                                    F-4

STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED
DECEMBER 31, 2005 AND 2004                                    F-5

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER
31, 2005 AND 2004                                             F-6

NOTES TO FINANCIAL STATEMENTS                                 F-7

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Stockholders and Board of Directors of Baywood International, Inc.:

     We have audited the accompanying consolidated balance sheet of Baywood International, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2005, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting standards generally accepted in the United States of America.

     As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $2,352,615 at December 31, 2005. Management is seeking equity capital and is implementing a business plan that it believes will result in profitable operations. There can be no assurances that the Company will obtain sufficient capital or that operations will become profitable. These and other conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



/s/  EPSTEIN,  WEBER  &  CONOVER,  PLC
     Scottsdale,  Arizona
     April  11,  2006

                      BAYWOOD INTERNATIONAL, INC.
                             BALANCE SHEET
                             -------------
                        As of December 31, 2005

                              ASSETS
                              ------
CURRENT ASSETS
  Cash and equivalents                                  $     95,072
  Accounts receivable (net of allowance of $0)                72,089
  Inventories                                                 94,244
  Prepaid expenses and other current assets                    7,842
                                                        -------------
      Total current assets                                   269,247
                                                        -------------

PROPERTY & EQUIPMENT
  Computers & Equipment
      (net of accumulated depreciation of $213,831)           32,844
                                                        -------------

OTHER ASSETS
  Marketable securities                                       67,500
                                                        -------------

          Total assets                                  $    369,591
                                                        =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT
              -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                      $    584,796
  Interest payable                                           212,151
  Dividends payable                                          341,832
  Accrued liabilities                                        178,492
  Notes payable                                            1,304,591
                                                        -------------
      Total current liabilities                            2,621,862
                                                        -------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $1.00 par value,
    10,000,000 shares authorized
      Class A, 35,000 shares issued and outstanding           35,000
      Class F, 11,710 shares issued and outstanding;
        stated value of $936,800                              11,710
      Class G, 200,000 shares issued and outstanding         200,000
      Class H, 350,000 shares issued and outstanding         350,000
  Common stock, $.001 par value,
    200,000,000 shares authorized,
    41,187,288 shares issued and outstanding                  41,187
  Additional paid-in capital                              10,425,013
  Deferred stock compensation                                (46,459)
  Accumulated other comprehensive income                      30,000
  Accumulated deficit                                    (13,298,722)
                                                        -------------
      Total stockholders' deficit                         (2,252,271)
                                                        -------------
          Total liabilities and stockholders' deficit   $    369,591
                                                        =============

See accompanying notes to financial statements.

                             BAYWOOD INTERNATIONAL, INC.
                               STATEMENTS OF OPERATIONS
                               ------------------------

                                                            Year ended December 31,
                                                             2005           2004
                                                         ------------  --------------
NET SALES                                                $ 1,224,687   $   2,913,596

COST OF SALES                                                659,455       1,729,220
                                                         ------------  --------------
  Gross profit                                               565,232       1,184,376
                                                         ------------  --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  Marketing expenses                                         330,574         483,540
  General and administrative expenses                        745,642         852,964
  Depreciation and amortization                                8,245          25,515
                                                         ------------  --------------
    Total selling, general and administrative expenses     1,084,461       1,362,019
                                                         ------------  --------------
      Operating loss                                        (519,229)       (177,643)
                                                         ------------  --------------

OTHER INCOME (EXPENSE):
  Interest income                                                 17              52
  Loss on investment                                               -        (350,000)
  Gain on sale of subsidiary                                 235,500               -
  Interest expense                                          (151,512)       (129,700)
                                                         ------------  --------------
    Total other income (expense)                              84,005        (479,648)
                                                         ------------  --------------

LOSS BEFORE INCOME TAXES                                    (435,224)       (657,291)

INCOME TAX PROVISION                                               -               -
                                                         ------------  --------------

NET LOSS                                                 $  (435,224)  $    (657,291)
                                                         ============  ==============

BASIC NET LOSS PER COMMON SHARE                          $     (0.01)  $       (0.02)
                                                         ============  ==============

DILUTED NET LOSS PER COMMON SHARE                        $     (0.01)  $       (0.02)
                                                         ============  ==============

WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING                                        38,110,822      34,554,369
                                                         ============  ==============

See accompanying notes to financial statements.

                                                   BAYWOOD INTERNATIONAL, INC.
                                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                                               -----------------------------------


                                                                                                                     ADDITIONAL
                                                          PREFERRED STOCK          COMMON STOCK          STOCK         PAID-IN
                                                         SHARES     AMOUNT      SHARES      AMOUNT    COMPENSATION     CAPITAL
                                                       ----------  ---------  -----------  --------  --------------  -----------
BALANCE, DECEMBER 31, 2003                                46,250   $ 46,250   32,768,235   $32,768   $           -   $ 8,760,365

  Issuance of preferred stock                              6,085   $  6,085                                          $   480,715

  Debt conversion                                                                400,000   $   400                   $    31,600

  Deferred stock compensation                                                  2,450,000   $ 2,450   $     (89,167)  $   120,050

  Exercise of stock options                                                       25,000   $    25                   $       550

  Issuance of subsidiary shares                                                                                      $    90,000

  Value of warrants issued                                                                                           $    28,118

  Preferred dividend

  Net loss

                                                       ----------  ---------  -----------  --------  --------------  -----------
BALANCE, DECEMBER 31, 2004                                52,335   $ 52,335   35,643,235   $35,643   $     (89,167)  $ 9,511,398
                                                       ==========  =========  ===========  ========  ==============  ===========

  Issuance of preferred stock for cash                   350,000   $350,000

  Conversion of accrued salaries into preferred stock    200,000   $200,000

  Repurchase of common and preferred stock                (5,625)  $ (5,625)  (7,301,587)  $(7,302)                  $   583,221

  Issuance of common stock for cash                                            9,500,000   $ 9,500                   $   140,500

  Conversion of accrued interest                                               1,070,640   $ 1,071                   $    81,669

  Exercise of stock options                                                    2,025,000   $ 2,025                   $    90,975

  Deferred stock compensation                                                    250,000   $   250   $      42,708   $    17,250

  Preferred dividend

  Unrealized gain on marketable securities

  Net loss



                                                       ----------  ---------  -----------  --------  --------------  -----------
BALANCE, DECEMBER 31, 2005                               596,710   $596,710   41,187,288   $41,187   $     (46,459)  $10,425,013
                                                       ==========  =========  ===========  ========  ==============  ===========


                                                                                        ACCUMULATED
                                                                                           OTHER
                                                        COMPREHENSIVE    ACCUMULATED   COMPREHENSIVE
                                                        INCOME (LOSS)      DEFICIT         INCOME         TOTAL
                                                       ---------------  -------------  --------------  ------------
BALANCE, DECEMBER 31, 2003                             $            -   $(11,618,940)  $            -  $(2,779,557)

  Issuance of preferred stock                                                                              486,800

  Debt conversion                                                                                           32,000

  Deferred stock compensation                                                                               33,333

  Exercise of stock options                                                                                    575

  Issuance of subsidiary shares                                                                             90,000

  Value of warrants issued                                                                                  28,118

  Preferred dividend                                                    $   (292,417)                     (292,417)

  Net loss                                                              $   (657,291)                     (657,291)

                                                       ---------------  -------------  --------------  ------------
BALANCE, DECEMBER 31, 2004                             $            -   $(12,568,648)  $            -  $(3,058,439)
                                                       ===============  =============  ==============  ============

  Issuance of preferred stock for cash                                                                     350,000

  Conversion of accrued salaries into preferred stock                                                      200,000

  Repurchase of common and preferred stock                                                                 570,294

  Issuance of common stock for cash                                                                        150,000

  Conversion of accrued interest                                                                            82,740

  Exercise of stock options                                                                                 93,000

  Deferred stock compensation                                                                               60,208

  Preferred dividend                                                    $   (294,850)                     (294,850)

  Unrealized gain on marketable securities             $       30,000                  $       30,000       30,000

  Net loss                                             $     (435,224)  $   (435,224)                     (435,224)

                                                       ---------------
                                                       $     (405,224)                                    (405,224)
                                                       ===============

                                                                        -------------  --------------  ------------
BALANCE, DECEMBER 31, 2005                                              $(13,298,722)  $       30,000  $(2,252,271)
                                                                        =============  ==============  ============

See accompanying notes to financial statements.

                                      BAYWOOD INTERNATIONAL, INC.
                                        STATEMENTS OF CASH FLOWS
                                        ------------------------


                                                                                  For the Year Ended
                                                                                      December 31,
                                                                                  2005         2004
                                                                               -----------  -----------
OPERATING ACTIVITIES:
  Net loss                                                                     $ (435,224)  $ (657,291)
  Adjustments to reconcile net loss to cash used
    by operating activities:
      Depreciation and amortization                                                 8,245       25,515
      Amortization of debt discount                                                11,717       16,401
      Amortization of deferred stock compensation                                  60,208       33,333
      Subsidiary stock issued for services                                              -       90,000
      Gain on sale of investment                                                 (235,500)           -
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                 18,437      (16,348)
        (Increase) decrease in inventory                                           76,758       70,296
        Decrease in prepaid expenses                                               14,620       26,627
        Increase (decrease) in interest payable                                    45,094       (5,129)
        Decrease in accounts payable and accrued liabilities                     (256,092)     (48,039)
                                                                               -----------  -----------
            Net cash (used) by operating activities                              (691,737)    (464,635)
                                                                               -----------  -----------

INVESTING ACTIVITIES:
  Purchase of computer equipment                                                        -       (5,264)
  Cash received on sale of subsidiary                                             200,000            -
                                                                               -----------  -----------
            Net cash provided (used) by investing activities                      200,000       (5,264)
                                                                               -----------  -----------

FINANCING ACTIVITIES:
  Proceeds from notes payable                                                     412,150      750,000
  Proceeds from exercise of stock options for common stock                         93,000          575
  Proceeds from sale of common and preferred stock                                520,000            -
  Fees paid in connection with raising capital                                    (20,000)           -
  Payment of dividends                                                            (24,096)           -
  Repurchase of common and preferred stock                                       (350,000)           -
  Proceeds from line of credit                                                          -      455,635
  Principal payments on notes payable and credit line                             (46,797)    (741,561)
                                                                               -----------  -----------
            Net cash provided by financing activities                             584,257      464,649
                                                                               -----------  -----------

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD                                       92,520       (5,250)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                           2,552        7,802
                                                                               -----------  -----------
CASH AND EQUIVALENTS, END OF PERIOD                                            $   95,072   $    2,552
                                                                               ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                                                 $   62,808   $   60,614

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accrued preferred stock dividends                                            $  294,850   $  292,417
  Additional paid in capital for conversion of common and preferred stock      $  583,221   $        -
  Common stock issued in connection with raising capital                       $   20,000   $        -
  Debt converted to common and preferred stock                                 $  282,740   $  486,800
  Debt reduction through exercise of warrants and options                      $        -   $   32,000
  Deferred stock compensation                                                  $   17,500   $  122,500
  Note payable issued for repurchase of common and preferred stock             $  150,000   $        -
  Stock  received from sale of subsidiary                                      $   37,500   $        -
  Value of warrants issued in relation to debt                                 $        -   $   28,118

See accompanying notes to financial statements.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

We are a nutraceutical company specializing in the development, marketing and distribution of our own proprietary brands under the names Baywood PURECHOICE(R), Baywood SOLUTIONS(R), Baywood EVOLUTION(TM) and Complete La Femme(R). We distribute our products through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically.

We incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986. In March 1992, we changed our name from Baywood Financial, Inc. to Baywood International, Inc. Between 1992 and 1998, we directed most of our sales efforts to international markets and established either distribution or registration of our products in certain Pacific Rim and European Countries. Prior to 1998, we relied on the distribution of one main product to one major customer in China. In March 1998, due to governmental restrictions in China, this customer discontinued its purchases, which caused a dramatic decrease in our sales in 1998.

Throughout 1998 and the first six months of 1999, we completely revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors. As a result, we transformed our business with a new marketing image, product lines, marketing campaign, and distribution channels. Currently, we are focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme and any other branded lines we choose to develop in North America and internationally through designated distributors. Where we had experienced a high concentration of sales with one major customer in the international market up through 1998, our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food market.

On September 13, 2001, we formed EpiPharma, Inc. as a subsidiary, to develop and produce complex nutraceuticals and other novel technologies for therapeutic applications. Our objective was to utilize EpiPharma as a vehicle to pursue the acquisition and investment in other novel, cutting-edge technologies and companies in the healthcare field. In August 2005, EpiPharma entered into a letter of intent to merge with Strategic Healthcare Systems, Inc., a healthcare management company. On December 29, 2005, EpiPharma entered into a definitive Securities Purchase Agreement and Plan of Reorganization with Strategic Healthcare Systems whereby Strategic Healthcare Systems and the stockholders of Strategic Healthcare Systems sold, and EpiPharma purchased, all of the outstanding shares of capital stock of Strategic Healthcare Systems, in exchange for an aggregate of 95,000,000 shares of EpiPharma's common stock held by us.
In connection with this agreement, we retained 1,500,000 shares of EpiPharma's common stock and received 500,000 shares of EpiPharma's Series A preferred stock, par value $0.001 per share. In addition we received cash of $200,000. The combination of cash and shares received under this agreement resulted in a gain on sale of subsidiary in our financial statements. Furthermore, Neil Reithinger, our President and Chief Executive Officer, resigned all of his positions as an officer of EpiPharma, including, without limitation, his position as President and Karl Rullich, our Vice-President, resigned all of his positions as an officer and director of EpiPharma, including, his positions as Vice President, Secretary and Treasurer. Concurrently with Mr. Reithinger's and Mr. Rullich's resignations of their positions within EpiPharma, the existing management of Strategic Healthcare Systems assumed control of the management of EpiPharma.

Our principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Our telephone number is (480) 951-3956 and our web addresses are www.bywd.com. We do not intend
              ------------

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

for the content of our website to be incorporated into this report.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements accompanying this Annual Report on Form 10-KSB, we had a working capital deficiency of $2,352,615 at December 31, 2005. We have had material operating losses and have had to rely on borrowings from officers, directors and other third parties to meet operating obligations. We have not yet created positive cash flows and our ability to generate profitable operations is uncertain. These factors raise substantial doubt about our ability to continue as a going concern. We intend to continue to borrow from our officers to fund cash flow short falls. We believe that these individuals have the ability to make advances to us when such short falls occur and that they will continue to do so until we can generate sufficient cash flow. However, we cannot provide any assurance that these officers or any third party with continue to have the ability or desire to provide us with funding.

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

Comprehensive Income
--------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income consists of charges or credits to stockholders' equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. Our comprehensive income consists of unrealized gains on available for sale securities.

Marketable Securities
---------------------

We account for our marketable securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on our intent to invest in the securities at least through a minimum holding period, our available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of stockholders' equity. Held-to-maturity securities are valued at amortized cost. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Property, Equipment and Depreciation
------------------------------------

Property and Equipment consisted of the following at December 31, 2005:

               Furniture and fixtures           $  49,004
               Computers                          155,615
               Equipment                            6,456
               Leasehold improvements              35,600
                                                ----------
                 Total                          $ 246,675
               Less:  Accumulated depreciation   (213,831)
                                                ----------
               Net property and equipment       $  32,844
                                                ==========

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are recorded at cost and amortized over five years. Depreciation expense for the years ended December 31, 2005 and 2004 was $8,245 and $25,515, respectively.

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

Stock-Based Compensation
------------------------

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, we have elected to continue accounting for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

We issue stock options from time to time to executives, key employees and members of the board of directors. We have adopted the disclosure-only provisions of SFAS 123 and continue to account for stock-based compensation using the intrinsic value method prescribed by APB 25. We did not grant any stock options in the years ended December 31, 2005 and 2004. Accordingly, no compensation cost has been recognized for the stock options granted to employees in the years ended December 31, 2005 and 2004. Had compensation cost for our stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                            2005        2004
                                         ----------  ----------
          Net Loss - as reported         $(435,224)  $(657,291)
          Net Loss - pro forma                 N/A         N/A
          Loss per share - as reported   $   (0.01)  $   (0.02)
          Loss per share - pro forma           N/A         N/A

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

                                             2005  2004
                                             ----  ----
          Dividend yield                     N/A   N/A
          Volatility                         N/A   N/A
          Risk free interest rate            N/A   N/A
          Expected asset life                N/A   N/A

Income Taxes
------------

We account for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Loss Per Share
--------------

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. We have adopted SFAS No. 128, "Earnings Per Share".

Advertising  Expenses
---------------------

Our advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. We expense advertising costs as incurred. Advertising expense totaled approximately $76,000 and $129,000 for the years ended December 31, 2005 and 2004, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
--------------------------------------------------------------------

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

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

Recently Issued Accounting Standards
------------------------------------

In December 2004, the FASB issued a revised Statement 123 ("SFAS 123R"), "Accounting for Stock-Based Compensation," requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for this statement is as of the first interim period that begins on or after January 1, 2006. We are evaluating the impact of this new pronouncement and have not yet estimated the effect of implementation on our financial statements.

Note 3 - LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2005 and 2004 because the effect of their inclusion would be anti-dilutive.

                                               2005                             2004
                                               ----                             ----
                                                          Per                              Per
                                   Loss       Shares     share      Loss       Shares     share
                                ----------  ----------  -------  ----------  ----------  -------
Net (loss)                      $(435,224)                       $(657,291)
Preferred stock dividends        (294,850)                        (292,417)

BASIC LOSS PER SHARE

Loss available to
common stockholders             $(730,074)  38,110,822  $(0.02)  $(949,708)  34,554,369  $(0.03)

Effect of dilutive securities         N/A                              N/A

DILUTED LOSS PER SHARE                      38,110,822  $(0.02)              34,554,369  $(0.03)

Preferred stock convertible to 17,535,000 shares of common stock and warrants and options to purchase 8,612,708 shares of common stock were outstanding at December 31, 2005. Preferred stock convertible to 8,035,000 shares of common stock and warrants and options to purchase 10,775,640 shares of common stock were outstanding at December 31, 2004. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $294,850 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2005. Preferred stock dividends of $292,417 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2004.

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. We estimate returns based on historical experience and record an allowance for product returns and uncollectable accounts receivable. Historically, returns have been immaterial, and we have not recorded an allowance for product returns for the year ended December 31, 2005. The allowance for uncollectible accounts is zero at December 31, 2005.

Note 5 - PREFERRED STOCK

We have issued four classes of preferred stock with differing features and privileges as follows:

The first class, Class A preferred stock ("Class A"), has a $1.00 par value per share, no stated dividend preferences or rights, conversion rights by the holder at any time into our common stock on the basis of one share of preferred for one share of common stock and preference in liquidation of up to $1.00 per share.
As of December 31, 2005, there were 35,000 shares of Class A issued and outstanding.

The second class, Class F preferred stock ("Class F"), has a $1.00 par value per share, a stated value of $80 per share, a 15% per annum cumulative dividend, no conversion rights into our common stock and no voting rights. By mutual agreement of the Company and the Class F shareholders the dividend rate was reduced to 12% in 2001. The Class F has an aggregate liquidation value of $936,800 at December 31, 2005. The Class F is redeemable at our option only at 105% of the stated value. The holders of the Class F have voting rights with respect to a merger or sale of substantially all of our assets. As of December 31, 2005, there were 11,710 shares of Class F issued and outstanding. 5,625 shares of the Class F were issued to one of our officers and directors, Karl H. Rullich, in exchange for $650,000 in debt owed by us in the year ended December 31, 2001. 6,085 shares of the Class F were issued to one of our other directors, O. Lee Tawes, III, in exchange for $486,800 in debt owed by us in the year ended December 31, 2004.

The third class, Class G preferred stock ("Class G"), has a par and face value of $1.00 per share, no stated dividend preferences or rights, no conversion rights into our common stock and is entitled to 250:1 votes on our common stock on any matters brought to a vote of the common stock shareholders. As of December 31, 2005, there were 200,000 shares of Class G issued and outstanding. On September 20, 2005, our Board of Directors authorized the issuance of 200,000 shares of Class G. Our President & Chief Executive Officer, Neil Reithinger, and our Vice-President, Karl H. Rullich, each received 100,000 shares of the Class G for their conversion of $100,000 each of their accrued and unpaid salaries. The 200,000 shares of Class G represent 50,000,000 votes on any matter brought to a shareholder vote.

The fourth class, Class H preferred stock ("Class H"), has a par and face value of $1.00 per share, an 8% per annum cumulative dividend, conversion rights into our common stock at $0.02 per share and is entitled to one vote for every common shares owned on an if-converted basis. The Class H is redeemable at the option of the Company only at 115% of the face value. As of December 31, 2005, there were 350,000 shares of Class H issued and outstanding. The Class H was sold to a group of accredited investors for proceeds of $350,000. O. Lee Tawes, III, one of our directors, purchased approximately $155,000 of the Class H. In conjunction with the issuance of the Class H, the investors received 4,192,708 warrants for shares of our common stock at exercise prices ranging from $.02 to $.12. If all

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

warrants are exercised, we would receive proceeds of $175,000. The 350,000 shares of Class H represent 17,500,000 votes on any matter brought to a shareholder vote.

The total authorization for all classes of preferred stock is 10,000,000 shares.

Note 6 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan us money as well as defer payment of salaries in order to assist us in our cash flow needs. The table below sets forth the amounts of notes payable and accrued salaries of our officers and directors as of December 31, 2005:

                           NOTES PAYABLE             ACCRUED SALARIES
                    ---------------------------  -------------------------
OFFICER/DIRECTOR     AMOUNT   ACCRUED INTEREST   AMOUNT   ACCRUED INTEREST
------------------  --------  -----------------  -------  ----------------
 Neil Reithinger     $82,500         -           $47,127         -
President & C.E.O.
 Karl H. Rullich     $39,400       $9,676        $95,958         -
  Vice-President
O. Lee Tawes, III   $525,000      $88,780              -         -
    Director

On May 10, 2004, we entered into a loan agreement for $375,000 with one of our Directors, O. Lee Tawes, III. We entered into this loan agreement in order to raise the $350,000 needed for the cash deposit to acquire Aidan Products, LLC, a nutraceutical company that sells immunology and angiogenesis products through healthcare practitioner channels. This loan agreement bears an annual interest rate of 10% and was due May 10, 2005. As part of this loan, we also issued to Mr. Tawes a warrant for the purchase of 1,725,000 shares of our common stock at an exercise price of $0.04. We were unsuccessful in raising the necessary capital to close the Aidan transaction by the time the letter of intent expired on September 18, 2004. As a result, we were without recourse on the non-refundable cash deposit of $350,000. As of December 31, 2004, this amount has been written off against the investment in Aidan on our balance sheet. As of December 31, 2005, this loan has not been repaid.

The Company's policy with regard to transactions with affiliated persons or entities is such that such transactions will be on terms no less favorable than could be obtained from non-affiliates. These two agreements are on terms no less favorable that those that could be obtained from non-affiliates. Any such transaction must be reviewed by the Company's independent Directors.

Note 7 - LEASE OBLIGATIONS

We lease our offices and warehouse under an operating lease that expires in 2008. Rent expense under this lease was $92,291 and $97,439 for the years ended December 31, 2005 and 2004, respectively. The future minimum lease obligation for the remaining term of the lease of thirty-three months at December 31, 2005 is $266,274.

Future minimum lease payments for the term of the lease are as follows:

                          BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                    2006                           $ 96,827
                    2007                             96,827
                    2008                             72,620
                                                   --------
                    Total                          $266,274
                                                   ========

The lease provides for certain rent concessions. Rent expense is recorded as the total rent for the term of the lease amortized monthly using the straight line method. The difference between the amortized monthly rent and the actual payment is recorded as deferred rent. The balance in deferred rent expense is $26,965 and is included in accrued expenses. The balance in deferred rent expense will be reduced to zero at the end of the lease.

Note 8 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

We generate our revenues from numerous customers, primarily in the United States. Our product lines include primarily nutritional and dietary supplements. We operate in only one reportable segment and hold all of our assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

     Net Sales
     ----------
                                              2005        2004
                                           ----------  ----------
     Nutritional and Dietary Supplements:
       United States                       $  741,927  $1,227,269
       Canada                                 258,890     232,221
       Asia                                   191,170   1,368,054
       U.K./Europe                            32,700      56,112
       Other                                        -      29,940
                                           ----------  ----------
         Total                             $1,224,687  $2,913,596

Note 9 - CREDIT RISK AND OTHER CONCENTRATIONS

At December 31, 2005, approximately 32.9% of our trade accounts receivable balance was due from one customer. Approximately 21.1% of net sales for the year ended December 31, 2005 were from this customer.

From time to time, our bank balances exceed federally insured limits. At December 31, 2005, our balance did not exceed insured limits.

We receive approximately 38% of our manufactured product and finished goods from a single vendor. Management believes alternative sources are available, if required.

Note 10 - STOCK OPTIONS AND WARRANTS

Under our Employee Incentive Stock Option Plan (the "1996 Plan") approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 6,500,000 in 1999. The 1996 Plan provides that shares granted come from our authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. At our Annual Meeting held on December 10, 2004, our shareholders approved our 2004 Stock Option Plan (the "2004 Plan"). There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

total of 9,642,500 shares available for stock grants under both plans, or 23.4% of our issued and outstanding common stock as of December 31, 2005, assuming all options under both plans were granted and exercised.

We did not grant any stock options in the years ended December 31, 2005 and 2004.

During the year ended December 31, 2005, we issued shares through the exercise of warrants and employee options. One of our directors, O. Lee Tawes, III, exercised warrants for 1,725,000 shares at $0.04 per share and 300,000 shares at $0.08 per share. In addition, our Chief Executive Officer, Neil Reithinger, exercised a warrant for 163,140 at $0.08 per share and options for 600,000 shares and 307,500 shares at $0.08 and $0.07 per share, respectively, through the conversion of debt owed by the Company.

The summary of activity for the Company's stock options is presented below:

                                                              WEIGHTED                   WEIGHTED
                                                               AVERAGE                    AVERAGE
                                                              EXERCISE                   EXERCISE
                                                   2005         PRICE         2004         PRICE
                                              --------------  ---------  --------------  ---------
Options outstanding at beginning of year          4,007,500   $   0.160      5,762,500   $   0.120
Granted                                                   -                          -
Exercised                                          (907,500)  $   0.075       (425,000)  $   0.076
Terminated/Expired                                        -                 (1,330,000)
                                              --------------             --------------
Options outstanding at end of year                3,100,000   $   0.170      4,007,500   $   0.135
                                              ==============             ==============
Options exercisable at end of year                1,250,000   $   0.170      1,250,000   $   0.115
Options available for grant at end of year        6,542,500                  2,450,000

Price per share of options outstanding        $0.023-$0.420              $0.023-$0.420

Weighted average remaining contractual lives      5.7 years                  6.7 years

Weighted Average fair value of options
granted during the year                                   -                          -

The following table reflects a summary of common stock warrants outstanding at December 31, 2005:

                                                             WEIGHTED
                                                              AVERAGE
                                                             EXERCISE
                                                               PRICE
                                                             ---------
     Warrants outstanding at December 31, 2004   7,073,392   $    0.15
       Granted during the year                   5,612,708
       Exercised during the year                (2,188,140)
       Expired during the year                  (4,985,252)
                                                -----------
     Warrants outstanding at December 31, 2005   5,512,708   $    0.07

The common stock warrants expire as follows in years ended December 31:

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                         2006              200,000
                         2008            5,312,708
                                         ---------
                                         5,512,708
                                         =========

Note 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets totaling $4,183,000 at December 31, 2005 were offset by a valuation allowance of $4,183,000 that was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $4,072,000 of the net deferred income tax asset. The deferred income tax assets are comprised of the following at December 31, 2005:

               Write-off of investment            $   54,000
               Compensation                           57,000
               Net operating loss carryforward     4,072,000
                                                  ----------

                 Total deferred income tax asset   4,183,000

               Valuation allowance                 4,183,000
                                                  ----------

                 Net total                        $        0
                                                  ==========

The Company has federal and state net operating loss carryforwards of $11,167,000 and $4,242,000, respectively, at December 31, 2005. Approximately $1,012,000 of the state net operating loss carryforwards expired in the year ended December 31, 2004. The federal net operating loss carryforwards expire in 2008 through 2025 and state loss carryforwards expire 2006 through 2010.

The valuation allowance was increased by $171,000 during the year ended December 31, 2005. The income tax benefit of $225,000 and $277,000 generated for the years ended December 31, 2005 and 2004, respectively, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards.

A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                           2005               2004
                                    -----------------  -----------------
     Federal statutory rates        $(148,000)  (34)%  $(223,500)  (34)%
     State income taxes               (26,000)   (6)%    (39,400)   (6)%
     Expiration of state operating
     loss carryforwards                     -      -      66,000      6%
     Valuation allowance for
     operating loss                   171,000     39%    187,000      3%
     carryforwards
     Other                              3,000      1%      9,900     11%
                                    ----------         ----------
     Effective rate                 $       0      0%  $       0      0%
                                    ==========         ==========

                           BAYWOOD INTERNATIONAL, INC.
                           December 31, 2005 and 2004

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

Note 12 - NOTES PAYABLE

Notes payable at December 31, 2005 consisted of the following:

          Notes payable to a director.  The notes bear interest at 10%
          per annum and are due May, 2005 - May, 2006.  The notes
          are unsecured.                                                     $  525,000

          Convertible notes payable - other.  The notes bear interest at
          12% and 15% per annum and were due December, 2000
          through August, 2001.  The notes are unsecured.                        84,000

          Note payable to officer.  The note has a stated interest rate of
          12% and was due November, 2005.  The note is unsecured.                39,400

          Note payable to officer.  The note bears no interest and has no
          specified due date.  The note is unsecured.                            82,500

          Note payable - other.  The note bears no interest, is unsecured and is due at such time that the Company reaches a positive
          stockholders' equity.                                                 150,000

          Notes payable - other.  The notes bear interest at 12% per annum and are due June, 2003 through July, 2007.  Two of
          the notes are secured by personal guarantees of certain
          officers.                                                             324,165

          Business credit line.  Note is due in monthly installments of principal and interest based on outstanding balance at a rate of
          11.5% per annum until maturity.  The note is unsecured and personally guaranteed by certain officers and directors.  The
          maximum borrowing capacity is $100,000.                                99,526
                                                                             ----------

          Net carrying amount of debt                                         1,304,591

          Less current portion                                                1,304,591
                                                                             ----------

          Long term portion                                                  $        0
                                                                             ==========

The convertible debt outstanding at December 31, 2005 of $84,000 would be convertible into approximately 1,200,000 shares of the Company's common stock at December 31, 2005, on the basis of the closing price of the stock through that date.

The Company is in default on scheduled debt repayments of $799,232 as of December 31, 2005. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2005 because of the related party nature of the arrangements.

                                     *******