Form 10QSB
period 2006-03-31
BAYWOOD INTERNATIONAL INC
filed 2006-05-22
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

FOR THE QUARTER ENDED	COMMISSION FILE NUMBER
March 31, 2006	0-22024

BAYWOOD INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0125664
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14950 North 83rd Place, Suite 1
Scottsdale, Arizona 85260
(Address of principal office) (Zip code)

Registrant's telephone number, including area code: (480) 951-3956

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
$.001 par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

As of April 18, 2006, there were 41,687,288 shares of Baywood International, Inc. common stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

BAYWOOD INTERNATIONAL, INC.

BAYWOOD INTERNATIONAL, INC.
BALANCE SHEET
As of March 31, 2006

ASSETS
CURRENT ASSETS
Cash and equivalents	$12,963
Accounts receivable (net of allowance of $0)	80,715
Inventories	80,854
Prepaid expenses and other current assets	7,842
Total current assets	182,374

PROPERTY & EQUIPMENT
Computers & Equipment (net of accumulated depreciation of $215,312)	31,362

OTHER ASSETS
Marketable securities	75,000

Total assets	$288,736

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$541,067
Interest payable	229,931
Dividends payable	369,936
Accrued liabilities	176,147
Notes payable	1,327,450
Total current liabilities	2,644,531

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value,
10,000,000 shares authorized
Class A, 35,000 shares issued and outstanding	35,000
Class F, 11,710 shares issued and outstanding;
stated value of $936,800	11,710
Class G, 200,000 shares issued and outstanding	200,000
Class H, 350,000 shares issued and outstanding	350,000
Common stock, $.001 par value,
200,000,000 shares authorized,
41,687,288 shares issued and outstanding	41,687
Additional paid-in capital	10,434,513
Deferred stock compensation	(29,584)
Accumulated other comprehensive income	37,500
Accumulated deficit	(13,436,621)
Total stockholders' deficit	(2,355,795)
Total liabilities and stockholders' deficit	$288,736

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005

NET SALES	$316,491	$366,945

COST OF SALES	171,886	185,575
Gross profit	144,605	181,370

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	61,788	90,048
General and administrative expenses	154,914	196,632
Depreciation and amortization	1,482	3,654
Total selling, general and administrative expenses	218,184	290,334
Operating loss	(73,579)	(108,964)

OTHER INCOME (EXPENSE):
Interest income	-	7
Loss on investment	-	-
Gain on sale of subsidiary	-	-
Interest expense	(36,215)	(27,608)
Total other (expense)	(36,215)	(27,601)

LOSS BEFORE INCOME TAXES	(109,794)	(136,565)

INCOME TAX PROVISION	-	-

NET LOSS	$(109,794)	$(136,565)

BASIC NET LOSS PER COMMON SHARE	*	*

DILUTED NET LOSS PER COMMON SHARE	*	*

WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING	41,631,732	36,300,367
* Less than $(0.01) per share.

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(109,794)	$(136,565)
Adjustments to reconcile net loss to cash used
by operating activities:
Depreciation and amortization	1,482	3,654
Amortization of deferred stock compensation	16,875	12,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,626)	16,745
Decrease in inventory	13,390	19,765
Increase in interest payable	17,780	1,066
(Decrease) in accounts payable and accrued liabilities	(46,074)	(99,644)
Net cash (used) by operating activities	(114,967)	(182,479)

FINANCING ACTIVITIES:
Proceeds from notes payable	56,500	129,700
Proceeds from exercise of stock options for common stock	10,000	93,000
Proceeds from line of credit	9,885	17,665
Principal payments on notes payable and credit line	(43,526)	(59,550)
Net cash provided by financing activities	32,859	180,815

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD	(82,108)	(1,664)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	95,071	2,552
CASH AND EQUIVALENTS, END OF PERIOD	$12,963	$888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$13,641	$20,693

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	$28,104	$73,104
Debt reduction through exercise of warrants and options	$-	$82,739

See accompanying notes to financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the Company's financial position, results of operations and cash flows for such periods. The accompanying interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE®, Baywood SOLUTIONS®, Baywood EVOLUTION™ and Complete La Femme®. The Company distributes its products through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically.

The Company incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc. Between 1992 and 1998, the Company directed most of its sales efforts to international markets and established either distribution or registration of its products in certain Pacific Rim and European Countries. Prior to 1998, the Company relied on the distribution of one main product to one major customer in China. In March 1998, due to governmental restrictions in China, this customer discontinued its purchases, which caused a dramatic decrease in sales in 1998.

Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors. As a result, the Company transformed its business with a new marketing image, product lines, marketing campaign, and distribution channels. Currently, the Company is focused on strengthening the brand awareness and sales of its product lines, Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme and any other branded lines the Company chooses to develop in North America and internationally through designated distributors. Where the Company had experienced a high concentration of sales with one major customer in the international market up through 1998, its domestic marketing strategies have now diversified its sales to thousands of consumers who purchase products in the retail health food market.

On September 13, 2001, the Company formed EpiPharma, Inc. as a subsidiary, to develop and produce complex nutraceuticals and other novel technologies for therapeutic applications. The Company’s objective was to utilize EpiPharma as a vehicle to pursue the acquisition and investment in other novel, cutting-edge technologies and companies in the healthcare field. In August 2005, EpiPharma entered into a letter of intent to merge with Strategic Healthcare Systems, Inc., a healthcare management company. On December 29, 2005, EpiPharma entered into a definitive Securities Purchase Agreement and Plan of Reorganization with Strategic Healthcare Systems whereby Strategic Healthcare Systems and the stockholders of Strategic Healthcare Systems sold, and EpiPharma purchased, all of the outstanding shares of capital stock of Strategic Healthcare Systems, in exchange for an aggregate of 95,000,000 shares of EpiPharma’s common stock held by the Company. In connection with this agreement, the Company retained 1,500,000 shares of EpiPharma’s common stock and received 500,000 shares of EpiPharma’s Series A preferred stock, par value $0.001 per share. In addition the Company received cash of $200,000. The combination of cash and shares received under this agreement resulted in a gain on sale of subsidiary in the Company’s financial statements. Furthermore, Neil Reithinger, the Company’s President and Chief Executive Officer, resigned all of his positions as an officer of EpiPharma, including, without limitation, his position as President and Karl Rullich, the Company’s Vice-President, resigned all of his positions as an officer and director of EpiPharma, including, his positions as Vice President, Secretary and Treasurer. Concurrently with Mr. Reithinger’s and Mr. Rullich’s resignations of their positions within EpiPharma, the existing management of Strategic Healthcare Systems assumed control of the management of EpiPharma.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements accompanying this quarterly report on Form 10-QSB, the Company had a working capital deficiency of $2,462,157 at March 31, 2006. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. The Company has not yet created positive cash flows and its ability to generate profitable operations is uncertain. These factors raise substantial doubt about its ability to continue as a going concern. The Company intends to continue to borrow from its officers to fund cash flow short falls. The Company believes that these individuals have the ability to make advances to it when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow. However, the Company cannot provide any assurance that these officers or any third party with continue to have the ability or desire to provide it with funding.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Below is a summary of the Company’s significant accounting policies. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. If returned, the Company’s customers are responsible for returning merchandise in resalable condition. Full credit is not given for merchandise that has been defaced, marked, stamped, or priced in any way. A restocking fee of 15% is assessed in certain circumstances and the Company does not accept products kept longer than two years. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer. This information is used by management to estimate any sales returns prior to the release of any financial information. The Company’s experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. The Company’s other comprehensive income consists of unrealized gains on available for sale securities.

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company’s intent to invest in the securities at least through a minimum holding period, its available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of stockholders’ equity. Held-to-maturity securities are valued at amortized cost. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Property, Equipment and Depreciation

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are recorded at cost and amortized over five years. Depreciation expense for the periods ended March 31, 2006 and 2005 was $1,482 and $3,654, respectively.

Cash and Equivalents

The Company considers cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories

Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. The Company does not process raw materials but rather has third party suppliers formulate, manufacture and package finished goods.

Stock-Based Compensation

In December 2004, the FASB issued a revised Statement 123 (“SFAS 123R”), “Accounting for Stock-Based Compensation,” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for this statement is as of the first interim period that begins on or after January 1, 2006.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS no. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company's practice prior to the adoption of SFAS 123R. As of January 1, 2006 the cumulative effect of adopting the estimated forfeiture method was not material.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Compensation and Disclosure." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company's stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three months ended March 31, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123:

	Three Months Ended March 31, 2005
Net loss		$(136,565)

Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax		0

Pro forma net loss		$(136,565)

Net loss per share as reported	$	(*	)

Net loss per share pro forma	$	(*	)

There were no stock options granted in the three months ended March 31, 2006 and 2005. There remained certain options outstanding at January 1, 2006 that vested during March 2006 and will vest in September 2006. However, the fair value of such options and their corresponding impact on our financial statement is not considered material. In addition, certain options vest according to performance targets. Due to the unpredictable and undeterminable nature of reaching these performance targets, we cannot determine the fair value of these options at this time, and therefore they have not been recorded on the financial statements. Therefore, no compensation expense was recognized in the period ended March 31, 2006 as a result of the implementation of SFAS No. 123R.

Income Taxes

The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128, “Earnings Per Share”.

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $11,000 and $29,000 for the periods ended March 31, 2006 and 2005, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Note 3 - LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the periods ended March 31, 2006 and 2005 because the effect of their inclusion would be anti-dilutive.

	2006					2005
Three Months	Loss	Shares	Per share			Loss	Shares	Per share
Net (loss)	$(109,794)					$(136,565)
Preferred stock dividends	(28,104)					(73,104)

Basic loss per share

Loss available to common stockholders	$(137,898)	41,631,732	$	(*	)	$(209,669)	36,300,367	$	(*	)

Effect of dilutive securities	N/A					N/A

Diluted loss per share		41,631,732	$	(*	)		36,300,367	$	(*	)

* Less than $0.01 per share

Preferred stock convertible to 17,535,000 shares of common stock and warrants and options to purchase 7,912,708 shares of common stock were outstanding at March 31, 2006. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $28,104 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the period ended March 31, 2006. Preferred stock dividends of $73,104 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the period ended March 31, 2005.

Note 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectable accounts receivable. Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns for the period ended March 31, 2006. The allowance for uncollectible accounts is zero at March 31, 2006.

Note 5 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States. Its product lines include primarily nutritional and dietary supplements. It operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Net Sales
	2006	2005
Nutritional and Dietary Supplements:
United States	$265,705	$215,749
Canada	14,151	32,787
Asia	33,910	118,409
U.K./Europe	-	-
Other	2,725	-
Total	$316,491	$366,945

Note 6 - CREDIT RISK AND OTHER CONCENTRATIONS

From time to time, the Company’s bank balances exceed federally insured limits. At March 31, 2006, the Company’s balance did not exceed insured limits.

We purchase our products from three main vendors. Management believes alternative sources are available, if required.

Note 7 - STOCK OPTIONS AND WARRANTS

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 6,500,000 in 1999. The 1996 Plan provides that shares granted come from the Company’s authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. At the Company’s Annual Meeting held on December 10, 2004, the Company’s shareholders approved its 2004 Stock Option Plan (the "2004 Plan"). There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a total of 9,642,500 shares available for stock grants under both plans, or 23.1% of the Company’s issued and outstanding common stock as of March 31, 2006, assuming all options under both plans were granted and exercised.

The Company did not grant any stock options in the period ended March 31, 2006.

Note 8 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.

The Company has determined that its net deferred tax asset did not satisfy the recognition criteria set forth in SFAS No. 109 and, accordingly, established a valuation allowance for 100% of the net deferred tax asset.

As of December 31, 2005 the Company had net operating loss carryforwards of approximately $11,167,000 to offset future taxable income. These carry forwards expire between 2008 and 2025.

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2005 Annual Report on Form 10-KSB.

Item 2 - Management's Discussion and Analysis

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended March 31, 2006, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report. The preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

Forward Looking Statements Disclaimer

Statements in this Form 10-QSB Annual Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in our 2005 Annual Report on Form 10-KSB, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB, except as required by law.

This “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in our 2005 Annual Report on Form 10-KSB and the financial statements included in this quarterly report on Form 10-QSB.

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

From time to time, we experience back orders that result from variations in demand for product outside of our control or expectations. As of March 31, 2006, we had no significant customer backlog. During the period ended March 31, 2005, we experienced certain backlogs due to our inability to maintain adequate amounts of inventory resulting from our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.

Results of Operations

Net sales for the three months ended March 31, 2006 were $316,491 compared to net sales of $366,945 for the same period last year, a decrease of 13.8%. The overall decrease in net sales for the three month period compared to the same period last year is due to sales from Hong Kong Trustful Pharmaceutical Company, or HKTPCO, that occurred in the three months ended March 31, 2005 as compared to the same period this year. For the three months ended March 31, 2006, sales to HKTPCO were $6,660 as compared to $118,409 for the same period last year. The decrease is due to a reduction in order volume by HKTPCO that management believes is due to a slowdown in sales and marketing of our products by HKTPCO’s marketing entity, Healthy International, Ltd. At this time, we believe that that it is doubtful that this relationship will continue to generate a significant amount of sales in the future. Excluding sales to HKTPCO, our net sales increased 25%. Management attributes this increase in business toward our continuing efforts to recapture lost sales by generating further business in other existing areas of distribution and developing new relationships overseas. In addition, we attribute this increase in sales to our efforts in reducing customer backlog and maintaining adequate amounts of inventory as we experienced an increase in working capital and were more able to fund our inventory requirements. We attribute this increase in working capital primarily to financing we received in December of 2005 as well as toward our continuing efforts to streamline our operations and control our fixed costs. As our sales grow, management believes that we will still require the working capital necessary to recapture or achieve the same or higher sales as compared to previous periods.

Our gross profit margin for the year ended March 31, 2006 was 45.7% compared to 49.4% for the same period last year. The overall decrease of 3.7% in gross profit margin is primarily due to our utilization of sales discounts that we implement from time to time to expand our existing products to our retail customers and distributors or introduce new products to our retail customers and distributors. Any fluctuations in gross margins that may occur in the North American market are not, in management’s belief, indicative of general pricing pressure on our brands in the marketplace. Certain of these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the year ended March 31, 2006 were $218,184 compared to $290,334 for the same period last year, a decrease of $72,150, or 24.9%, for the period. We attribute this to our continued efforts to closely monitor our operational expenditures and attempts to control and lessen fixed costs. As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. We expect that we will continue to seek further operational efficiencies and monitor our cash flow, even as we strive to increase sales.

Interest expense for the three months ended March 31, 2006 was $36,215 compared to $27,608 for the same period last year. Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit.

There is no income tax benefit recorded because any potential benefit of the operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Net loss for period ended March 31, 2006 was $(109,794), or less than $(.01) per share, compared to a net loss of $(136,565), or less than $(0.01) per share, for the same period last year.

Liquidity and Capital Resources

As of March 31, 2006, we had $182,374 in current assets of which $93,678, or 51.4%, was cash and receivables. Total current liabilities for the same period totaled $2,644,531. This represents a ratio of current assets to current liabilities of .069 at March 31, 2006.

At March 31, 2006, we had a net working capital deficiency of approximately $2,462,157. Our need for cash in the first three months of 2006 was primarily funded through loans and operational cash flow.

From time to time, we have extended payment terms with certain vendors and have borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries or convert their salaries to equity to conserve cash. These deferred salaries have been accrued. We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows so that we may maintain a higher cash balance. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in our day-to-day operations and understand that, if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

HKTPCO is an affiliated company of Dr. Francis Choi, our former major shareholder and primary holder of our preferred stock. Prior to the year ended December 31, 2005, we had an arrangement with HKTPCO whereby dividends payable to Dr. Choi were to be offset by sale of product to HKTPCO. On orders from HKTPCO, except for certain designated products, one-third of the sales price was applied against the dividend payable obligation. These sales were priced at 15% off of the normal list price to HKTPCO. Revenue was recognized in a manner consistent with other non-affiliate sales, net of the 15% discount. This process was conducted only when HKTPCO provided a purchase order for products that HKTPCO needed during the normal course of its business. We believed that the terms of this arrangement were on terms as favorable as could have been obtained from unrelated third parties.

On August 9, 2005, we received a demand letter on behalf of Dr. Choi, for the redemption of his Class E preferred stock. The redemption amount of this Class E preferred stock was $800,000. On December 19, 2005, we reached an agreement with Dr. Choi to make an immediate cash payment to Dr. Choi of $350,000 and to pay Dr. Choi an additional $150,000 at the earlier of such time as we (i) achieve a positive stockholders' equity measured as of the last day of each fiscal quarter and as reflected on a balance sheet prepared in accordance with accounting principles generally accepted in the United States or (ii) sell, in one or more related transactions, all or substantially all of our assets or we shall merge with another entity and we shall not be the entity that survives such merger. Contemporaneous with such payment, Dr. Choi agreed to assign, transfer, convey and deliver to us (1) 800,000 shares of Class E preferred stock, with stated value of $800,000; (2) 5,625 shares of Class F preferred stock, with a stated value of $450,000; and (3) 7,301,587 shares of common stock in certificated form. In addition, Dr. Choi agreed not to claim payment for any related dividends or interest. Furthermore, we agreed with Dr. Choi to a full mutual release of liability from any and all current and future claims or obligations. During the year ended December 31, 2005, we experienced a significant decrease in sales to HKTPCO that we believe is due to a slowdown in sales and marketing of our products by HKTPCO’s marketing entity, Healthy International, Ltd. At this time, we believe that it is doubtful that this relationship will continue to generate a significant amount of sales in the future. As of March 31, 2006, there remained a credit balance of $38,035 due to HKTPCO on our accounts receivable which represented payments in excess of shipments as of March 31, 2006. As of March 31, 2006, the full amount of this credit is being used to offset current orders from HKTPCO that have not yet been shipped, without the offset against dividends payable. Due to the discontinuance of our shareholder relationship with Dr. Choi, future sales from HKTPCO, if any, will not be offset against dividends payable and revenue will be recognized at the normal list price.

We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at March 31, 2006 because of the related party nature of the arrangements. We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by our officers and directors. In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time. While we could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have had to revert to focusing our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time. If the creditors demand payment in the near term, we would not have the funds to repay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our growth and continue to successfully build the distribution of our products into the marketplace. From a marketing and sales standpoint, we believe that we may require capital of between $250,000 to $500,000 in the next six months to meet our obligations for growth and to implement more aggressive advertising programs that require further investments of capital. The amounts, sources, timing and structure of any financing that we may require for any advertising programs will be determined by management at the appropriate time. From an operational standpoint and absent any outside investment, we continue to rely on the officers and directors to make advances to us when cash shortfalls occur and will continue to do so until we can generate sufficient cash flow. We believe that any cash flow shortfalls may be from $100,000 to $200,000 and that these individuals have the financial ability and resources to make advances to us if such shortfalls occur and that they will continue to do so until we can generate sufficient cash flow. However, such shortfalls may not occur or, if they do, there can be no assurances that the cash can be successfully raised. If we cannot raise capital, we may not meet our projections for growth.

We believe that our needs for capital over the next 12-24 months will be minimized if we are able to adequately fund our short term inventory needs and can experience increases in sales. As of March 31, 2006, we expect our existing cash to last two to three months. Since our existing operations are capable of absorbing growth without any further operational expense, any increases in sales will allow us to lessen our needs for long-term capital. However, as we expand our product lines more rapidly and attempt to implement more aggressive advertising programs that require further investments of capital, we will need to raise the necessary capital for this at that time. Since management has no immediate plans for such product expansion and advertising promotion, the amount and nature of how we would raise any necessary funds cannot be determined at this time.

Off Balance Sheet Arrangements

As of March 31, 2006, we did not have any off-balance sheet transactions.

Item 3 - Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer / Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

The evaluation of our disclosure controls by our Chief Executive Officer, who currently serves as our Chief Financial Officer, included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this quarterly report on Form 10-QSB. Our management does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 1 - Legal Proceedings

As of March 31, 2006, we were not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such.

Item 2 - Unregistered Sales of Equity Securities

We did not sell any unregistered securities in the three month period ended March 31, 2006.

Item 3 - Defaults Upon Senior Securities

We did not default upon senior securities in the three month period ended March 31, 2006.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended March 31, 2006.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

3.1 Articles of Incorporation, as amended (included as Exhibit 3.1 to the Form 10-KSB filed March 6, 1997, and incorporated herein by reference).

3.2 By-Laws, dated February 14, 1988 (included as Exhibit 3 to the Form S-1 filed January 27, 1987, and incorporated herein by reference).

4.1 Specimen Common Stock Certificate, dated July 9, 1993 (included as Exhibit 1 to the Form 8-A filed July 2, 1993, and incorporated herein by reference).

4.2 Description of Common Stock, dated February 14, 1988 (included to the Form S-1 filed January 27, 1987, and incorporated herein by reference).

4.3 Certificate of Designation for Preferred Shares (included as Exhibit 4.3 to the Form 10-QSB filed August 11, 1997, and incorporated herein by reference).

4.4 Accredited Investor Subscription Agreement with Linda Lee, dated October 30, 1997 (included as Exhibit 4.4 to the Form 10-QSB filed November 13, 1997, and incorporated herein by reference).

4.5 Certificate of Designation for Shares, dated July 18, 1997 (included as Exhibit 4.5 to the Form 10-KSB dated March 30, 1998, and incorporated herein by reference).

4.6 Certificate of Designation for Class D Redeemable Convertible Preferred Stock (included as Exhibit 4.4 to the Form 10-QSB dated May 17, 1999, and incorporated herein by reference).

4.7 Certificate of Designation of Preferences and Rights of Series G Preferred Stock of Baywood International, Inc., dated September 20, 2005 (included as Exhibit 4.1 to the Form 8-K filed September 23, 2005, and incorporated herein by reference).

4.8 Certificate of Designation of Preferences and Rights of Series H Preferred Stock of Baywood International, Inc., dated December 21, 2005 (included as Exhibit 4.1 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

10.15 License and Distribution Agreement between the Company and Healthy International Ltd., dated August 26, 2003 (included as Exhibit 10 to the Form 10-KSB/A filed October 19, 2005, and incorporated herein by reference).

10.16 Bridge Loan Agreement between the Company and O. L. Tawes, Inc., dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

31.1 Certification Pursuant to Rule 13a-14(a)/15d-14(a), and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2006	/s/ Neil Reithinger
Neil Reithinger
Baywood International, Inc.	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer