Form 10QSB
period 2006-06-30
BAYWOOD INTERNATIONAL INC
filed 2006-08-21
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

FOR THE QUARTER ENDED	COMMISSION FILE NUMBER
June 30, 2006	0-22024

BAYWOOD INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0125664
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14950 North 83rd Place, Suite 1
Scottsdale, Arizona 85260
(Address of principal office) (Zip code)

Registrant's telephone number, including area code: (480) 951-3956

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
$0.001 par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 18, 2006, there were 41,687,288 shares of Baywood International, Inc. common stock, $0.001 par value outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

BAYWOOD INTERNATIONAL, INC.

BAYWOOD INTERNATIONAL, INC.
BALANCE SHEET
As of June 30, 2006

ASSETS
CURRENT ASSETS
Cash and equivalents	$65,239
Accounts receivable (net of allowance of $0)	90,300
Inventories	112,164
Prepaid expenses and other current assets	7,842
Total current assets	275,545

PROPERTY & EQUIPMENT
Computers & Equipment (net of accumulated depreciation of $216,769)	29,905

OTHER ASSETS
Marketable securities	7,500

Total assets	$312,950

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$533,201
Interest payable	251,727
Dividends payable	412,040
Accrued liabilities	183,349
Notes payable	1,473,038
Total current liabilities	2,853,355

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Class A, 35,000 shares issued and outstanding	35,000
Class F, 11,710 shares issued and outstanding; stated value of $936,800	11,710
Class G, 200,000 shares issued and outstanding	200,000
Class H, 350,000 shares issued and outstanding	350,000
Common stock, $.001 par value, 200,000,000 shares authorized, 41,687,288 shares issued and outstanding	41,687
Additional paid-in capital	10,434,513
Accumulated other comprehensive income	(30,000)
Accumulated deficit	(13,583,315)
Total stockholders' deficit	(2,540,405)
Total liabilities and stockholders' deficit	$312,950

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

NET SALES	$378,205	$319,612	$694,695	$686,557

COST OF SALES	202,726	169,930	374,613	355,506
Gross profit	175,479	149,682	320,082	331,051

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	71,296	89,686	133,084	179,734
General and administrative expenses	168,153	227,950	323,065	424,581
Depreciation and amortization	1,457	1,530	2,939	5,184
Total selling, general and administrative expenses	240,906	319,166	459,088	609,499
Operating loss	(65,427)	(169,484)	(139,006)	(278,448)

OTHER (EXPENSE):
Interest expense	(39,164)	(37,967)	(75,379)	(65,568)
Total other (expense)	(39,164)	(37,967)	(75,379)	(65,568)

LOSS BEFORE INCOME TAXES	(104,591)	(207,451)	(214,385)	(344,016)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(104,591)	$(207,451)	$(214,385)	$(344,016)

BASIC NET LOSS PER COMMON SHARE	*	*	*	$(0.01)

DILUTED NET LOSS PER COMMON SHARE	*	*	*	*

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	41,687,288	38,913,875	41,659,664	37,613,374

* Less than $(0.01) per share.

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(214,385)	$(344,016)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	2,939	5,184
Amortization of deferred stock compensation	46,459	27,917
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(18,211)	8,936
Decrease in inventory	(17,920)	36,248
Increase in interest payable	39,576	19,579
(Increase) in accounts payable and accrued liabilities	(46,737)	(114,919)
Net cash (used) by operating activities	(208,279)	(361,071)

FINANCING ACTIVITIES:
Proceeds from notes payable	265,500	318,700
Proceeds from exercise of warrants and options for common stock	10,000	93,000
Proceeds from line of credit	31,435	24,619
Principal payments on notes payable and credit line	(128,488)	(73,550)
Net cash provided by financing activities	178,447	362,769

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD	(29,832)	1,698
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	95,071	2,552
CASH AND EQUIVALENTS, END OF PERIOD	$65,239	$4,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$22,994	$43,006

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	$70,208	$146,208
Debt reduction through exercise of warrants and options	$-	$82,739

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements accompanying this quarterly report on Form 10-QSB, the Company had a working capital deficiency of $2,577,810 at June 30, 2006. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. The Company has not yet created positive cash flows and its ability to generate profitable operations is uncertain. These factors raise substantial doubt about its ability to continue as a going concern. The Company intends to continue to borrow from its officers to fund cash flow short falls. The Company believes that these individuals have the ability to make advances to it when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow. However, the Company cannot provide any assurance that these officers or any third party with continue to have the ability or desire to provide it with funding.

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

Revenue Recognition

Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. If returned, the Company’s customers are responsible for returning merchandise in resalable condition. Full credit is not given for merchandise that has been defaced, marked, stamped, or priced in any way. A restocking fee of 15% is assessed in certain circumstances and the Company does not accept products kept longer than two years. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable. Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer. This information is used by management to estimate any sales returns prior to the release of any financial information. The Company’s experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

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

Property, Equipment and Depreciation

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are recorded at cost and amortized over five years. Depreciation expense for the six month periods ended June 30, 2006 and 2005 was $2,939 and $5,184, respectively.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date is recognized over the remaining service period. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123, as originally issued. All new awards that are modified, repurchased, or cancelled after the adoption date are accounted for under provisions of SFAS no. 123R. Prior periods have not been restated under this transition method. The Company recognizes share-based compensation ratably using the straight-line attribution method over the requisite service period. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating share-based compensation, instead of accounting for forfeitures as they occur, which was the Company’s practice prior to the adoption of SFAS 123R. As of January 1, 2006 the cumulative effect of adopting the estimated forfeiture method was not material.

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Compensation and Disclosure." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three and six months ended June 30, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
Net loss		$(207,451)			$(344,016)

Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax		0			0

Pro forma net loss		$(207,451)			$(344,016)

Net loss per share as reported	$	(*	)	$	(*	)

Net loss per share pro forma	$	(*	)	$	(*	)

There were no stock options granted in the three and six months ended June 30, 2006 and 2005. There remained certain options outstanding at January 1, 2006 that vested during March 2006 and will vest in September 2006. However, the fair value of such options and their corresponding impact on our financial statement is not considered material. In addition, certain options vest according to performance targets. Due to the unpredictable and undeterminable nature of reaching these performance targets, we cannot determine the fair value of these options at this time, and therefore they have not been recorded on the financial statements. Therefore, no compensation expense was recognized in the three and six month period ended June 30, 2006 as a result of the implementation of SFAS No. 123R.

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

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $35,000 and $49,000 for the six month periods ended June 30, 2006 and 2005, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Note 3 - LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005 because the effect of their inclusion would be anti-dilutive.

	2006					2005
Three Months	Loss	Shares	Per share			Loss	Shares	Per share
Net (loss)	$(104,591)					$(207,451)
Preferred stock dividends	(35,104)					(73,104)

Basic loss per share

Loss available to common stockholders	$(139,695)	41,687,288	$	(*	)	$(280,555)	38,913,875	$	(*	)

Effect of dilutive securities	N/A					N/A

Diluted loss per share		41,687,288	$	(*	)		38,913,875	$	(*	)

Six Months	Loss	Shares	Per share			Loss	Shares	Per share
Net (loss)	$(214,385)					$(344,016)
Preferred stock dividends	(70,208)					(146,208)

Basic loss per share

Loss available to common stockholders	$(284,593)	41,659,664	$	(*	)	$(490,224)	37,613,374	$	(*	)

Effect of dilutive securities	N/A					N/A

Diluted loss per share		41,659,664	$	(*	)		37,613,374	$	(*	)

* Less than $0.01 per share

Preferred stock convertible to 17,535,000 shares of common stock and warrants and options to purchase 7,912,708 shares of common stock were outstanding at June 30, 2006. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $70,208 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the six month period ended June 30, 2006. Preferred stock dividends of $146,208 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the six month period ended June 30, 2005.

Note 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable. Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns for the period ended June 30, 2006. The allowance for uncollectible accounts is zero at June 30, 2006.

Note 5 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States. Its product lines include primarily nutritional and dietary supplements. It operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Net Sales
	2006	2005
Nutritional and Dietary Supplements:
United States	$449,339	$472,641
Canada	32,630	60,120
Asia	71,536	153,796
U.K./Europe	-	-
Other International	141,190	-
Total	$694,695	$686,557

Note 6 - CREDIT RISK AND OTHER CONCENTRATIONS

From time to time, the Company’s bank balances exceed federally insured limits. At June 30, 2006, the Company’s balance did not exceed insured limits.

We purchase our products from three main vendors. Management believes alternative sources are available, if required.

Note 7 - STOCK OPTIONS AND WARRANTS

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 6,500,000 in 1999. The 1996 Plan provides that shares granted come from the Company’s authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. Any options granted under these plans expire ten years from date of grant. At the Company’s Annual Meeting held on December 10, 2004, the Company’s shareholders approved its 2004 Stock Option Plan (the "2004 Plan"). There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a total of 9,642,500 shares available for stock grants under both plans, or 23.1% of the Company’s issued and outstanding common stock as of June 30, 2006, assuming all options under both plans were granted and exercised.

The Company did not grant any stock options in the six month period ended June 30, 2006.

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

As of December 31, 2005 the Company had federal and state net operating loss carry forwards of approximately $11,167,000 and $4,242,000, respectively, to offset future taxable income. These carry forwards expire between 2008 and 2025.

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-KSB.

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

Item 2 - Management's Discussion and Analysis

This “Management’s Discussion and Analysis” should be read in conjunction with our Financial Statements, including the related notes, appearing in our 2005 Annual Report on Form 10-KSB. For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended June 30, 2006, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.

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

From time to time, we experience back orders that result from variations in demand for product outside of our control or expectations. As of June 30, 2006, we had no significant customer backlog. During the six month period ended June 30, 2005, we experienced certain backlogs due to our inability to maintain adequate amounts of inventory resulting from our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory and to promote our brands in order to successfully build the distribution of our products into the marketplace.

Results of Operations for the Six Month Periods Ending June 30, 2006 and June 30, 2005

Net sales for the six months ended June 30, 2006 were $694,695 compared to net sales of $686,557 for the same periods last year, an increase of 1%. The overall increase in net sales for the six month period compared to the same period last year is due to our continuing efforts to recapture lost sales by generating further business in other existing areas of distribution and developing new relationships overseas. The decrease in sales in 2005 as compared to prior periods was due to a reduction in order volume by Hong Kong Trustful Pharmaceutical Company, or HKTPCO, that we believe was due to a slowdown in sales and marketing of our products by HKTPCO’s marketing entity, Healthy International, Ltd. For the six months ended June 30, 2006, sales to HKTPCO were $71,536 as compared to $153,796 for the same period last year. Factoring out sales to HKTPCO, net sales increase 17% for the six month period ended June 30, 2006. At this time, we believe that that it is doubtful that we will generate any sales in future periods to HKTPCO. In addition, we attribute increases in sales to our efforts in reducing customer backlog and maintaining adequate amounts of inventory. During this period, we had an increase in working capital and were better able to fund our inventory requirements. The increase in working capital is primarily a result of financing we received in December of 2005 as well as toward our continuing efforts to streamline our operations and control our fixed costs. As our sales grow, we believe that we will continue to require working capital to recapture or achieve the same or higher sales as compared to previous periods.

Our gross profit margin for the six month period ended June 30, 2006 was 46.1% compared to 48.2% for the same period last year. The overall decrease of 2.1% in gross profit margin is primarily due to the effects of a different mix of sales of products to our customers and to our utilization of sales discounts that we implement from time to time to expand our existing products to our retail customers and distributors or introduce new products to our retail customers and distributors. Any fluctuations in gross margins that may occur in the North American market are not, in management’s belief, indicative of general pricing pressure on our brands in the marketplace. Certain of these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the six month period ended June 30, 2006 were $459,088 compared to $609,499 for the same period last year, a decrease of $150,411, or 24.7%, for the period. We attribute this decrease to our continued efforts to closely monitor our operational expenditures and attempts to control and lessen fixed costs. As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. We expect that we will continue to seek further operational efficiencies and monitor our cash flow, even as we strive to increase sales.

Interest expense for the six months ended June 30, 2006 was $75,379 compared to $65,568 for the same period last year, an increase of $9,811, or 15%. Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit.

There is no income tax benefit recorded because any potential benefit of the operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Net loss for three and six months ended June 30, 2006 was $(104,591) and $(214,385), or less than $(0.01) per share for both periods, as compared to $(207,451) and $(344,016), or less than $(0.01) per share and $(0.01) per share, for the same periods last year.

Liquidity and Capital Resources

As of June 30, 2006, we had $275,545 in current assets of which $155,539, or 56.5%, was cash and receivables. Total current liabilities at June 30, 2006 totaled $2,853,355. At June 30, 2006, we had a net working capital deficiency of approximately $2,577,810. Our need for cash in the first six months of 2006 was primarily funded through loans and operational cash flow.

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

We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at June 30, 2006 because of the related party nature of the arrangements. We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by our officers and directors. In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time. While we could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have had to revert to focusing our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time. If the creditors demand payment in the near term, we would not have the funds to repay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

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

We believe that our needs for capital over the next 12-24 months will be minimized if we are able to adequately fund our short term inventory needs and can experience increases in sales. As of June 30, 2006, we expect our existing cash to last two to three months. Since our existing operations are capable of absorbing growth without any further operational expense, any increases in sales will allow us to lessen our needs for long-term capital. However, as we expand our product lines more rapidly and attempt to implement more aggressive advertising programs that require further investments of capital, we will need to raise the necessary capital for this at that time. Since management has no immediate plans for such product expansion and advertising promotion, the amount and nature of how we would raise any necessary funds cannot be determined at this time.

Off Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet transactions.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

As of June 30, 2006, we were not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such.

Item 2 - Unregistered Sales of Equity Securities

We did not sell any unregistered securities in the three month period ended June 30, 2006.

Item 3 - Defaults Upon Senior Securities

We did not default upon senior securities in the three month period ended June 30, 2006.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended June 30, 2006.

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

Dated: August 21, 2006	/s/ Neil Reithinger
Neil Reithinger
Baywood International, Inc.	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer