Form 10QSB
period 2006-09-30
BAYWOOD INTERNATIONAL INC
filed 2006-11-21
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

FOR THE QUARTER ENDED	COMMISSION FILE NUMBER
September 30, 2006	0-22024

BAYWOOD INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	77-0125664
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of November 13, 2006, there were 42,387,288 shares of Baywood International, Inc. common stock, $0.001 par value outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

BAYWOOD INTERNATIONAL, INC.

BAYWOOD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of September 30, 2006
UNAUDITED
ASSETS
CURRENT ASSETS
Cash and equivalents	$29,912
Accounts receivable (net of allowance of $0)	74,909
Inventories	79,373
Prepaid expenses and other current assets	103,147
Total current assets	287,341

PROPERTY & EQUIPMENT
Computers & Equipment
(net of accumulated depreciation of $218,036)	29,537

OTHER ASSETS
Marketable securities	7,500

Total assets	$324,378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$473,344
Interest payable	276,552
Dividends payable	433,144
Accrued liabilities	208,038
Notes payable	1,585,869
Total current liabilities	$2,976,947

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value,
10,000,000 shares authorized
Class A, 35,000 shares issued and outstanding	35,000
Class F, 11,710 shares issued and outstanding;
stated value of $936,800	11,710
Class G, 200,000 shares issued and outstanding	200,000
Class H, 350,000 shares issued and outstanding	350,000
Common stock, $.001 par value,
200,000,000 shares authorized,
41,687,288 shares issued and outstanding	42,387
Additional paid-in capital	10,505,756
Accumulated other comprehensive loss	-
Accumulated deficit	(13,797,422)
Total stockholders' deficit	(2,652,569)
Total liabilities and stockholders' deficit	$324,378

See accompanying notes to consolidated financial statements.

BAYWOOD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	3 Months Ended Sept. 30,		9 Months Ended Sept. 30,
	2006	2005	2006	2005

NET SALES	$205,331	$255,133	$900,026	$941,690

COST OF SALES	108,671	141,505	483,284	497,010
Gross profit	96,660	113,628	416,742	444,680

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	52,504	75,131	185,588	254,865
General and administrative expenses	174,065	255,322	497,130	679,903
Depreciation and amortization	1,266	1,530	4,205	6,715
Total selling, general and administrative expenses	227,835	331,983	686,923	941,483
Operating loss	(131,175)	(218,355)	(270,181)	(496,803)

OTHER INCOME (EXPENSE):
Interest expense	(47,828)	(40,671)	(123,207)	(106,239)
Total other (expense)	(47,828)	(40,671)	(123,207)	(106,239)

LOSS BEFORE INCOME TAXES	(179,003)	(259,026)	(393,388)	(603,042)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	$(179,003)	$(259,026)	$(393,388)	$(603,042)

BASIC NET LOSS PER COMMON SHARE	*	$(0.02)	$(0.01)	$(0.03)

DILUTED NET LOSS PER COMMON SHARE	*	$(0.02)	$(0.01)	$(0.03)

WEIGHTED AVERAGE OF COMMON
SHARES OUTSTANDING	42,235,114	38,988,875	41,853,588	38,076,913
* Less than $(0.01) per share.

See accompanying notes to consolidated financial statements.

BAYWOOD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Period Ended Sept.30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(393,388)	$(603,042)
Adjustments to reconcile net loss to cash used
by operating activities:
Depreciation and amortization	4,205	6,714
Amortization of deferred stock compensation	46,459	37,708
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,820)	(6,535)
Decrease in inventory	14,871	67,344
(Increase) decrease in prepaid expenses	(95,305)	14,620
Increase in interest payable	61,511	45,124
(Decrease) in accounts payable and accrued liabilities	(133,220)	(97,666)
Net cash (used) by operating activities	(497,687)	(535,733)

INVESTING ACTIVITIES:
Purchase of computer equipment	(898)	-
Net cash (used) by investing activities	(898)	-

FINANCING ACTIVITIES:
Proceeds from notes payable	565,500	588,150
Proceeds from exercise of warrants and options for common stock	10,000	93,000
Proceeds from line of credit	75,416	24,619
Principal payments on notes payable and credit line	(217,490)	(106,267)
Net cash provided by financing activities	433,426	599,502

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD	(65,159)	63,769
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	95,071	2,552
CASH AND EQUIVALENTS, END OF PERIOD	$29,912	$66,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$36,742	$43,006

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	$91,312	$219,312
Debt reduction through exercise of warrants and options	$-	$82,739

See accompanying notes to consolidated financial statements.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements accompanying this quarterly report on Form 10-QSB, the Company had a working capital deficiency of $2,777,549 at September 30, 2006. The Company has had material operating losses and has had to rely on borrowings from officers, directors and other third parties to meet operating obligations. The Company has not yet created positive cash flows and its ability to generate profitable operations is uncertain. These factors raise substantial doubt about its ability to continue as a going concern. The Company intends to continue to borrow from its officers to fund cash flow short falls. The Company believes that these individuals have the ability to make advances to it when such short falls occur and that they will continue to do so until the Company can generate sufficient cash flow. However, the Company cannot provide any assurance that these officers or any third party with continue to have the ability or desire to provide it with funding.

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

Property, Equipment and Depreciation

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are recorded at cost and amortized over five years. Depreciation expense for the nine month periods ended September 30, 2006 and 2005 was $4,205 and $6,715, respectively.

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

Prior to January 1, 2006, the Company accounted for share-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and elected the disclosure option of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Compensation and Disclosure." SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. Accordingly, the Company measured compensation expense for stock options as the excess, if any, of the estimated fair market value of the Company’s stock at the date of grant over the exercise price. The following table details the effect on net income and earnings per share for the three and nine months ended September 30, 2005 had compensation expense for the stock plans been recorded based on the fair value method under SFAS No. 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss	$(259,026)	$(603,042)

Deduct: Stock-based employee compensation expense determined under fair value based method, net of tax	0	0

Pro forma net loss	$(259,026)	$(603,042)

Net loss per share as reported	$(0.02)	$(0.03)

Net loss per share pro forma	$(0.02)	$(0.03)

There were no stock options granted in the three and nine months ended September 30, 2006 and 2005. There remained certain options outstanding at January 1, 2006 that vested during March 2006 and will vest in September 2006. However, the fair value of such options and their corresponding impact on our financial statement is not considered material. In addition, certain options vest according to performance targets. Due to the unpredictable and undeterminable nature of reaching these performance targets, we cannot determine the fair value of these options at this time, and therefore they have not been recorded on the financial statements. Therefore, no compensation expense was recognized in the three and nine month period ended September 30, 2006 as a result of the implementation of SFAS No. 123R.

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

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $36,000 and $41,000 for the nine month periods ended September 30, 2006 and 2005, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Note 3 - LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 because the effect of their inclusion would be anti-dilutive.

	2006					2005
Three Months	Loss	Shares	Per share			Loss	Shares	Per share
Net (loss)	$(179,003)					$(259,026)
Preferred stock dividends	(35,104)					(73,104)

Basic loss per share

Loss available to common stockholders	$(214,107)	42,235,114	$	(*	)	$(332,130)	38,988,875	$(0.01)

Effect of dilutive securities	N/A					N/A

Diluted loss per share		42,235,114	$	(*	)		38,988,875	$(0.01)

Nine Months	Loss	Shares	Per share	Loss	Shares	Per share
Net (loss)	$(393,388)			$(603,042)
Preferred stock dividends	(105,312)			(219,312)

Basic loss per share

Loss available to common stockholders	$(498,700)	41,853,588	$(0.01)	$(822,354)	38,076,913	$(0.02)

Effect of dilutive securities	N/A			N/A

Diluted loss per share		41,853,588	$(0.01)		38,076,913	$(0.02)

* Less than $0.01 per share

Preferred stock convertible to 17,535,000 shares of common stock and warrants and options to purchase 10,604,137 shares of common stock were outstanding at September 30, 2006. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $105,312 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the nine month period ended September 30, 2006. Preferred stock dividends of $219,312 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the nine month period ended September 30, 2005.

Note 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable. Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns for the period ended September 30, 2006. The allowance for uncollectible accounts is zero at September 30, 2006.

Note 5 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States. Its product lines include primarily nutritional and dietary supplements. It operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Net Sales
	2006	2005
Nutritional and Dietary Supplements:
United States	$613,995	$675,530
Canada	54,100	78,160
Asia	84,769	162,400
U.K./Europe	-	25,600
Other International	147,162	-
Total	$900,026	$941,690

Note 6 - CREDIT RISK AND OTHER CONCENTRATIONS

From time to time, the Company’s bank balances exceed federally insured limits. At September 30, 2006, the Company’s balance did not exceed insured limits.

We purchase our products from three main vendors. Management believes alternative sources are available, if required.

Note 7 - STOCK OPTIONS AND WARRANTS

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 6,500,000 in 1999. The 1996 Plan provides that shares granted come from the Company’s authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. Any options granted under these plans expire ten years from date of grant. At the Company’s Annual Meeting held on December 10, 2004, the Company’s shareholders approved its 2004 Stock Option Plan (the "2004 Plan"). There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a total of 9,642,500 shares available for stock grants under both plans, or 23.1% of the Company’s issued and outstanding common stock as of September 30, 2006, assuming all options under both plans were granted and exercised.

The Company did not grant any stock options in the nine month period ended September 30, 2006.

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

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2005 Annual Report on Form 10-KSB.

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

Item 2 - Management's Discussion and Analysis

This “Management’s Discussion and Analysis” should be read in conjunction with our Financial Statements, including the related notes, appearing in our 2005 Annual Report on Form 10-KSB. For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended September 30, 2006, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.

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

From time to time, we experience back orders that result from variations in demand for product outside of our control or expectations. As of September 30, 2006, we had no significant customer backlog. During the nine month period ended September 30, 2005, we experienced certain backlogs due to our inability to maintain adequate amounts of inventory resulting from our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory and to promote our brands in order to successfully build the distribution of our products into the marketplace.

Results of Operations for the Nine Month Periods Ending September 30, 2006 and September 30, 2005

Net sales for the nine months ended September 30, 2006 were $900,026 compared to net sales of $941,690 for the same period last year, a decrease of 4%. The overall decrease in net sales for the nine month period compared to the same period last year is due to our continuing efforts to recapture lost sales by generating further business in other existing areas of distribution and developing new relationships overseas. The decrease in sales in 2005 and 2006 as compared to prior periods was due to a reduction in order volume by Hong Kong Trustful Pharmaceutical Company, or HKTPCO, that we believe was due to a slowdown in sales and marketing of our products by HKTPCO’s marketing entity, Healthy International, Ltd. For the nine months ended September 30, 2006, sales to HKTPCO were $71,536 as compared to $153,796 for the same period last year. Factoring out sales to HKTPCO, net sales increased 5% for the nine month period ended September 30, 2006. At this time, we believe that that it is doubtful that we will generate any sales in future periods to HKTPCO. In addition, we attribute increases in sales to our efforts in reducing customer backlog and maintaining adequate amounts of inventory. During this period, we had an increase in working capital and were better able to fund our inventory requirements. The increase in working capital is primarily a result of financing we received in December of 2005 and during the three months ended September 30, 2006 as well as toward our continuing efforts to streamline our operations and control our fixed costs. As our sales grow, we believe that we will continue to require working capital to recapture or achieve the same or higher sales as compared to previous periods.

Our gross profit margin for the nine month period ended September 30, 2006 was 46.3% compared to 47.2% for the same period last year. The overall decrease of .9% in gross profit margin is primarily due to the effects of a different mix of sales of products to our customers and to our utilization of sales discounts that we implement from time to time to expand our existing products to our retail customers and distributors or introduce new products to our retail customers and distributors. Any fluctuations in gross margins that may occur in the North American market are not, in management’s belief, indicative of general pricing pressure on our brands in the marketplace. Certain of these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the nine month period ended September 30, 2006 were $686,923 compared to $941,483 for the same period last year, a decrease of $254,560, or 27%, for the period. We attribute this decrease to our continued efforts to closely monitor our operational expenditures and attempts to control and lessen fixed costs. As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. We expect that we will continue to seek further operational efficiencies and monitor our cash flow, even as we strive to increase sales.

Interest expense for the nine months ended September 30, 2006 was $123,207 compared to $106,239 for the same period last year, an increase of $16,968, or 16%. Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit.

There is no income tax benefit recorded because any potential benefit of the operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Net loss for three and nine months ended September 30, 2006 was $(179,003) and $(393,388), or less than $(0.01) per share and $(0.01) per share, respectively, as compared to $(259,026) and $(603,042), or $(0.02) per share and $(0.03) per share, for the same periods last year.

Liquidity and Capital Resources

As of September 30, 2006, we had $287,341 in current assets of which $104,821, or 36.5%, was cash and receivables. Total current liabilities at September 30, 2006 totaled $3,064,890. At September 30, 2006, we had a net working capital deficiency of approximately $2,777,549. Our need for cash during the nine months ended September 30, 2006 was primarily funded through loans and operational cash flow.

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

On September 19, 2006, we completed a $300,000 private placement of 10% Senior Convertible Notes (the "Notes") and five-year Company common stock purchase warrants ("Warrants," and together with the Notes, the "Units"). The Notes will mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by us of a merger, business combination, sale of all or substantially all of our assets or other change of control or (iii) following the closing of an equity or debt financing in which we receive at least $7,000,000 in gross proceeds ("Qualified Placement"). Each Unit consisted of (i) $50,000 principal amount of Senior Convertible Notes and (ii) Warrants to purchase 428,571 shares of our common stock at a price per share of $0.035, which represents 30% of the principal amount divided by the exercise price. The principal amount and accrued interest of the Notes shall be convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement. Such investment will be made on the same terms and conditions as other investors in the Qualified Placement. If we do not complete a Qualified Placement prior to the date the Notes would otherwise mature, investors will not have any right to convert the Notes. Further, we have no obligation to complete a Qualified Placement. Investors in this offering will have customary "piggyback" registration rights, as well as in certain cases the right to demand that we file a single registration statement, in each case with respect to the shares of our common stock issuable upon exercise of the Warrants. Registration rights, if any, with respect to any capital stock issuable upon conversion of the Senior Convertible Notes will be set forth in the terms for a Qualified Placement. We paid Northeast Securities, Inc., the placement agent for the sales of Units (“NES”), a fee of 10% of the gross proceeds received by us and reimbursed NES $15,000 of its other expenses. We will use the net proceeds of the private placement for working capital purposes. The private placement was made to a limited number of “accredited investors” and is believed by us to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) or 4(6) thereof and/or Regulation D thereunder.

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

We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at September 30, 2006 because of the related party nature of the arrangements. We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by our officers and directors. In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time. While we could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have had to revert to focusing our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time. If the creditors demand payment in the near term, we would not have the funds to repay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

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

We believe that our needs for capital over the next 12-24 months will be minimized if we are able to adequately fund our short term inventory needs and can experience increases in sales. As of September 30, 2006, we expect our existing cash to last two to three months. Since our existing operations are capable of absorbing growth without any further operational expense, any increases in sales will allow us to lessen our needs for long-term capital. However, as we expand our product lines more rapidly and attempt to implement more aggressive advertising programs that require further investments of capital, we will need to raise the necessary capital for this at that time. Since management has no immediate plans for such product expansion and advertising promotion, the amount and nature of how we would raise any necessary funds cannot be determined at this time.

Off Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet transactions.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

As of September 30, 2006, we were not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such.

Item 2 - Unregistered Sales of Equity Securities

We did not sell any unregistered securities in the three month period ended September 30, 2006.

Item 3 - Defaults Upon Senior Securities

We did not default upon senior securities in the three month period ended September 30, 2006.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended September 30, 2006.

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

10.16 Bridge Loan Agreement between the Company and O. L. Tawes, Inc., dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference)

10.17 10% Senior Convertible Note Agreement, Form of Common Stock Purchase Warrant and Form of Registration Rights Agreement between the Company and a certain number of accredited investors dated September 19, 2006 (included as Exhibits 4.1, 4.2 and 4.3 to the Form 8-K dated September 19, 2006, and incorporated herein by reference).

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

Dated: November 20, 2006	/s/ Neil Reithinger
Neil Reithinger
Baywood International, Inc.	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer