Form 10KSB
period 2006-12-31
BAYWOOD INTERNATIONAL INC
filed 2007-04-16
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 000-22024

BAYWOOD INTERNATIONAL, INC.
(Name of Small Business Issuer in its Charter)

Nevada	77-0125664
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14950 N. 83rd. Place, Suite 1 Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

(480) 951-3956
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,077,929

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 26, 2007: $1,624,227 based on a total of 32,484,538 shares of our common stock held by non-affiliates on March 26, 2007 at a closing price of $0.05 per share.

State the number of shares outstanding of each of the registrant’s classes of common stock as of March 26, 2007: 42,667,288

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

1

BAYWOOD INTERNATIONAL, INC.
FORM 10-KSB
For the year ended December 31, 2006

This report contains trademarks and trade names that are the property of Baywood International, Inc. and of other companies, as indicated.

PART I

FORWARD-LOOKING STATEMENTS

Forward Looking Statements Disclaimer

Statements in this Form 10-KSB Annual Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-KSB Annual Report, under “Risk Factors” and “Management’s Discussion and Analysis and Results of Operations” and in other documents which we file from time to time with the Securities and Exchange Commission.

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

ITEM 1 - DESCRIPTION OF BUSINESS

General

We are a nutraceutical company specializing in the development, marketing and distribution of our own proprietary brands under the names Baywood PURECHOICE®, Baywood SOLUTIONS®, Baywood EVOLUTION™ and Complete La Femme®. We distribute our products through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically.

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

Throughout 1998 and the first six months of 1999, we completely revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors. As a result, we transformed our business with a new marketing image, product lines, marketing campaign, and distribution channels. Through 2006, we focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme and any other branded lines we choose to develop in North America and internationally through designated distributors. Where we had experienced a high concentration of sales with one major customer in the international market up through 1998, our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food market.

On September 13, 2001, we formed EpiPharma, Inc. as a subsidiary, to develop and produce complex nutraceuticals and other novel technologies for therapeutic applications. Our objective was to utilize EpiPharma as a vehicle to pursue the acquisition and investment in other novel, cutting-edge technologies and companies in the healthcare field. In August 2005, EpiPharma entered into a letter of intent to merge with Strategic Healthcare Systems, Inc., a healthcare management company. On December 29, 2005, EpiPharma entered into a definitive Securities Purchase Agreement and Plan of Reorganization with Strategic Healthcare Systems whereby Strategic Healthcare Systems and the stockholders of Strategic Healthcare Systems sold, and EpiPharma purchased, all of the outstanding shares of capital stock of Strategic Healthcare Systems, in exchange for an aggregate of 95,000,000 shares of EpiPharma’s common stock held by us. In connection with this agreement, we retained 1,500,000 shares of EpiPharma’s common stock and received 500,000 shares of EpiPharma’s Series A Preferred Stock, par value $0.001 per share. In addition we received cash of $200,000. The combination of cash and shares received under this agreement resulted in a gain on sale of subsidiary in our financial statements. Furthermore, Neil Reithinger, our President, Chief Executive Officer and Acting Chief Financial Officer, resigned all of his positions as an officer of EpiPharma, including, without limitation, his position as President and Karl Rullich, our Vice-President, resigned all of his positions as an officer and director of EpiPharma, including, his positions as Vice President, Secretary and Treasurer. Concurrently with Mr. Reithinger’s and Mr. Rullich’s resignations of their positions within EpiPharma, the existing management of Strategic Healthcare Systems assumed control of the management of EpiPharma. On March 9, 2006, EpiPharma changed its name from EpiPharma, Inc. to Strategic Healthcare Systems, Inc.

Our principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Our telephone number is (480) 951-3956 and our web address is www.bywd.com. We do not intend for the content of our website to be incorporated into this report.

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

Products

Our products currently consist of four nutraceutical brand lines, Baywood SOLUTIONS, Baywood PURECHOICE, Complete La Femme and Baywood EVOLUTION. As of December 31, 2006, we had 23 distinct products.

Baywood SOLUTIONS

The Baywood SOLUTIONS line consists of products formulated with a combination of natural compounds in what we consider to be the most effective dosages to target specific needs and conditions of consumers. Ingredients generally include botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood SOLUTIONS includes the following products:

PRODUCT NAME	FUNCTION
Original Snore Formula	Relief of Snoring
Original Allergy Formula	Relief of Allergies
CellXcite™	Immune Support & Antioxidant
Ultra Cranberry Extract™	Supports Urinary Tract Health
C-2 Relief	Cox-2 Inhibitor (All Natural Pain Relief)
Fat Eliminator™	Weight Loss (Fat Blocker)
Carb Eliminator™	Weight Loss (Carbohydrate Blocker)
Maximum Strength Carb Eliminator™	Weight Loss (Carbohydrate Blocker)
Super Joints™	Joint and Connective Tissue Support
Magnesium FIZZ™	Effervescent Magnesium Drink (Calming)
Cal-Mag FIZZ™	Effervescent Calcium and Magnesium Drink

Baywood PURECHOICE

The Baywood PURECHOICE line is composed of single ingredient products. These ingredients may include, but are not limited to, botanicals, herbs, vitamins, minerals, enzymes and other organic compounds. Baywood PURECHOICE includes the following products:

PRODUCT NAME	FUNCTION
Beta-s™	Healthy Cholesterol Maintenance
Natto-Z™	Fibrinolytic Enzyme that Supports Cardiovascular Health and Circulation
Relora®	Natural Relief for Stress and Anxiety
SAMe	Joint and Emotional Health

Complete La Femme

The Complete La Femme line offers proprietary products that offer all-natural alternatives for a variety of health needs and issues for women. Complete La Femme emphasizes health for the whole self and offers both ingestible and topical products. Products under Complete La Femme include:

PRODUCT NAME	FUNCTION
Vein Support Formula	Vein Tonicity and Capillary Resistance
Breast & Balance™	Hormone Balancing, PMS Support and Breast Enhancement
Breast & Balance™ Lotion	Topical Hormone Balancing, PMS Support and Breast Enhancement
Lip Maximizing Formula	Lip Enhancement and Furrow Reduction
MenoSoothe™	Support for a Healthy Menopause Transition
Complete Manicure™	At-Home Manicure

Baywood EVOLUTION

We introduced this product line in 2001. This line offers alternatives to other mainstream products.

PRODUCT NAME	FUNCTION
Metabolic Burn Tropin-EF™	Ephedra-Free Fat Burner and Metabolic Support
Thermogenic Burn Tropin-EF™	Ephedra-Free Fat Burner

We intend to develop other new products within these lines in the future. We believe that there may be products that are developed outside of these lines that need their own separate identity. We can provide no assurance as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

International Sales

We sell some of our brands in Canada, Europe and Asia. Sales in these countries are conducted through distributors who service various retail outlets in their respective territories. Sales to Canada, Europe and Asia were $172,928, $152,327 and $93,139, respectively, for the year ended December 31, 2006.

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

We are not substantially dependent on any manufacturer and believe that other contract manufacturers could be quickly secured if any of our current contractors cease to perform adequately. As of December 31, 2006, we utilized five different contract manufacturers.

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

Distribution

Our product lines are marketed and distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in the United States. As of December 31, 2006, we estimate that we have penetrated less than 25% of health food retail channels in the United States alone. Our products reach the retail channels in the United States and Canada either through distributors or through direct shipments from us. Outside of the United States and Canada, our products are sold through relationships with designated distributors. As of December 31, 2006, two customers, our exclusive distributor for Canada, True North Nutrition, and our distributor in Turkey, Sunfarma, accounted for approximately 16% and 12.8%, or $172,928 and $138,465, respectively, of our net sales

We generally maintain sufficient inventories to meet customer orders as received. From time to time, we experience back orders that result from variations in demand for products outside of our control or expectations. As of December 31, 2006, we had no significant customer backlog.

We do not generally experience wide variances in the amount of inventory we maintain. We guarantee efficacy on all of our products. In certain circumstances and in an effort to support our retail channels, we allow our customers to return unsold merchandise if it does not turnover in a timely manner. We estimate returns based on historical experience and record an allowance for product returns and uncollectible accounts receivable. Historically, returns have been immaterial, and we did not record an allowance for product returns or for uncollectible accounts at December 31, 2006.

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

Our principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. Since we do not market our products into mass-market distribution channels, we do not face direct competition from broad line manufacturers and major private label manufacturers and other companies. However, we face indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of certain dietary supplements in the health food store distribution channels based on price and availability. In addition, we compete with several large pharmaceutical companies. Our main competitors include, but are not limited to, Rainbow Light, New Chapter, Schiff, Solgar, Nature’s Way, Solaray, Natrol, Source Naturals, Enzymatic Therapy, Now Foods, Natural Factors, Blue Bonnet, Pioneer Nutritionals, Nature’s Plus, Olympian Labs, LifeTime, Garden of Life, Pure Essence Labs and Nutricology. We also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains.

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

From time to time, we register our principal brand names in the United States and certain foreign countries. Our material trademarks include the Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme brand names. We currently own these brand names as registered trademarks and substantially all of our net sales were from products bearing the Baywood PURECHOICE, Baywood SOLUTIONS and Complete La Femme brands in 2006. Sometimes, however, the names used to describe some of our products are either too generic or commonplace to register. One example is S-Adenosyl-Methionine, or SAMe, which is the name of the raw material in the product and can be used by other companies in the industry. The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the United States or abroad. Existing trademark laws afford only limited practical protection for our product lines. The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States. Because of the rapid pace of the natural product industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

Additionally, we license directly or indirectly through our contract manufacturers certain intellectual property from third parties. One example is Phase 2™, which is the primary ingredient in our Carb Eliminator™ and Maximum Strength Carb Eliminator™ and is the trademark of our supplier. We license this product non-exclusively from a raw material supplier, Pharmachem Labs, thereby being able to utilize the supplier’s recognized tradename and scientific data. The sales of certain of our products rely on our ability to maintain these licensing arrangements. If we lose the right to use these licenses, our business could be adversely affected. We believe we are currently in compliance with all of the requirements of our license arrangements. Currently, we are required to pay a royalty per unit to the owner of the patent under which we sell two of our products, Original Snore Formula™ and Original Allergy Formula™. There is no other annual license or other fees that we are required to pay under these license arrangements, except that we can only use the supplier’s trademark if we purchase the ingredient directly from them.

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

Employees

At December 31, 2006, we had 9 full-time employees. None of our employees are represented by a collective bargaining arrangement and we believe our relations with employees are good.

ITEM 2 - DESCRIPTION OF PROPERTY

Our principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. We lease approximately 7,800 square feet of office space under an operating lease that expires on September 30, 2008. We believe that our facilities will provide sufficient capacity to handle our needs in the coming year. Rent expense under this lease was $96,827 and $92,291 for the years ended December 31, 2006 and 2005, respectively. The future minimum lease obligation for the remaining term of the lease of twenty-one months at December 31, 2006 is $169,446.

ITEM 3 - LEGAL PROCEEDINGS

As of December 31, 2006, we were not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock

Our common stock trades publicly on the OTC Bulletin Board, or OTCBB, under the symbol “BYWD.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports.

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

Year Ended December 31, 2005	High	Low

March 31, 2005	$0.17	$0.06
June 30, 2005	0.09	0.02
September 30, 2005	0.06	0.03
December 31, 2005	0.05	0.02

Year Ended December 31, 2006	High	Low

March 31, 2006	$0.04	$0.02
June 30, 2006	0.03	0.02
September 30, 2006	0.06	0.01
December 31, 2006	0.07	0.04

Holders of Record

On March 26, 2007, there were approximately 520 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company’s total liabilities and preferences to preferred shareholders exceed total assets. Any payment of cash dividends on our common stock in the future will be dependent on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our board of directors deems relevant.

We currently have four classes of our preferred stock outstanding. Two of these classes, Class F and Class H, accrue a 12% and 8% per annum cumulative dividend, respectively. The aggregate annual dividend payment obligation in connection with each of our Class F and Class H preferred stock is $112,416 and $28,000, respectively. As of December 31, 2006, we are not current with scheduled dividend payments on our Class F preferred stock to Mr. Karl Rullich and Mr. O. Lee Tawes, III, the only holders of our Class F preferred stock. Messrs. Rullich and Tawes have not demanded payment on the accrued, but unpaid dividends because of the related party nature of the arrangements. If Messrs. Rullich and Tawes demand payment in the near term, we would not have the funds to pay these obligations. We would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to them. As of December 31, 2006, we are current with our scheduled dividend payments on our Class H preferred stock as this stock was sold in December 2005 and accrues a dividend that is due bi-annually. We anticipate that we will be able to meet the scheduled bi-annual dividend payments since they are non-cash and are payable in our common stock.

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2006, we had no issuances of unregistered securities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

This “Management’s Discussion and Analysis” should be read in conjunction with the Financial Statements, including the related notes, appearing in this Annual Report on Form 10-KSB.

Overview

Since revamping our corporate strategy in 1999, our business plan has been to focus on our core brands, Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme. These brands are sold in health food stores, independent pharmacies, internet retailers as well as distributors who, in turn, service retail accounts. We are continually seeking to expand the distribution of our products to additional retail outlets and to create cost-effective promotional opportunities for our brands within our existing customer base. Currently, our Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme lines contain 23 products, although additional counts and sizes of each product brings the total number of products we offer to approximately 27. We generate revenue by selling these brands either to distributors who sell to retailers or directly to retailers who in turn sell to the end consumer. Internationally, we generate revenue by selling our brands to distributors who in turn sell to retailers in their respective countries. We solicit retailers and distributors through our in-house sales force that calls directly on these accounts. Through consistent contact with these retailers over the last five years, we have generated interest in our brands at the retail level and consumer levels.

From time to time, we experience back orders that result from variations in demand for product outside of our control or expectations. As of December 31, 2006, we had no customer backlog. During the 2006 fiscal year, we experienced certain backlogs due to our inability to maintain adequate amounts of inventory resulting from our increasing needs for working capital to fund our inventory requirements. As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage. We consider this an important issue for management to resolve as we attempt to grow our business. We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.

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

Revenue Recognition

Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. If returned, our customers are responsible for returning merchandise in resalable condition. Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way. All price tags and glue residue must be removed prior to return if credit is expected. A restocking fee of 15% is assessed if we remove any price tags or glue residue, and we do not accept products kept longer than two years. We estimate returns based on historical experience and record an allowance for product returns and uncollectible accounts receivable. Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer. This information is used by management to estimate any sales returns prior to the release of any financial information. Our experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

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

Property, Equipment and Depreciation

Property and Equipment consisted of the following at December 31, 2006:

Furniture and fixtures	$49,004
Computers	155,614
Equipment	6,457
Leasehold improvements	35,600
Total	$246,675
Less: Accumulated depreciation	(219,091)
Net property and equipment	$27,584

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are recorded at cost and amortized over five years. Depreciation expense for the years ended December 31, 2006 and 2005 was $5,260 and $8,245, respectively.

Cash and Equivalents

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We have adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

Prior to 2006, we accounted for stock-based compensation in accordance with APB 25 using the intrinsic method, which did not require compensation cost to be recognized for our stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

We did not grant any stock options in the years ended December 31, 2006 and 2005. Accordingly, no compensation cost has been recognized for the stock options granted to employees in the years ended December 31, 2006 and 2005. Had compensation cost for our stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, our net loss and loss per share would have been increased to the pro forma amounts indicated below:

2005
Net Loss - as reported	$(435,224)
Net Loss - pro forma	N/A
Loss per share - as reported	$(0.01)
Loss per share - pro forma	N/A

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

	2006	2005
Dividend yield	N/A	N/A
Volatility	N/A	N/A
Risk free interest rate	N/A	N/A
Expected asset life	N/A	N/A

Income Taxes

We account for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. We have adopted SFAS No. 128, “Earnings Per Share”.

Advertising Expenses

Our advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. We expense advertising costs as incurred. Advertising expense totaled approximately $45,000 and $76,000 for the years ended December 31, 2006 and 2005, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

We review our long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

We evaluate the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. Our long-lived assets were tested for impairment at December 31, 2006 and no impairment was found.

Recently Issued Accounting Standards

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for our fiscal year ending December 31, 2007. We are currently evaluating the impact FIN No. 48 will have on our financial condition and results of operations. We do not presently believe that there are material tax positions that would result in a material impact upon implementation of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for our fiscal year ending December 31, 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132R”. This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. We do not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on our financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows and results of operations.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable and notes payable approximate fair values due to the short-term maturities of these instruments. The fair value of capital leases approximates the carrying value of these instruments because the terms are similar to those in the marketplace under which they could be replaced.

Results of Operations

The following table sets forth our income statement data as a percentage of net sales for the periods indicated.

	2006	2005
Net sales	100.0	100.0
Cost of sales	52.0	53.9
Gross profit	48.0	46.1
Selling, General and Administrative expenses:
Marketing	22.2	27.0
General and administrative	58.1	60.9
Depreciation and amortization	.5	.7
Other (income) and expense - net	25.2	(6.9)
Loss before income taxes	(58.0)	(35.6)
Income tax provision	-	-
Net (loss)	(58.0)	(35.6)

Comparisons of Year 2006 to 2005

Net sales for the year ended December 31, 2006 were $1,077,929 compared to net sales of $1,224,687 for the year ended December 31, 2005, a decrease of 12.0%. The decrease in net sales for the twelve-month period is primarily due a decrease in sales to our customers in the U.S. and Canada that resulted from our inability to finance the promotion and marketing of our products for our retail customers. In addition, since our business is dependent on the introduction of new products, the decrease in sales was also a result of our inability to properly finance the inventory to supply any new products into the marketplace. During the year ended December 31, 2006, we did generate further business in other existing areas of distribution in the international markets. As a result, management intends to utilize the cash flows that are generated from any new areas of distribution to finance our needs to promote our existing products and introduce new products in the U.S. and Canada.

Our gross profit margin for the year ended December 31, 2006 was 48.0% compared to 46.2% for the same period last year. The overall increase of 1.8% in gross profit margin is primarily due to the higher mix of sales during the twelve months ended December 31, 2006 of higher margin products into the U.S. market. Historically, gross margins may be affected positively or negatively due to the impact of sales volumes in the U.S., Canadian or other international markets. In general, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time to time to introduce new products to our retail customers and distributors in the U.S. and Canada to gain initial and further distribution. Although offset by the sale of a higher mix of higher margin products in the U.S. market, any sales that we experience in the international markets typically have had lower gross margins as compared to sales into the U.S. and Canada. Any fluctuations in gross margins that may occur in the U.S. are not, in management’s belief, indicative of our products viability or appeal in the marketplace. Instead, these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the year ended December 31, 2006 were $870,105 compared to $1,084,461 for the same period last year, a decrease of $214,356, or 19.8%, for the year. While total variable commission expense decreased as a result of a decrease in sales in the U.S. and Canada for the year, our continued efforts to closely monitor our operational expenditures and attempts to control costs reduced our overall expenses. As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly. We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase. The overall decrease for the year ended December 31, 2006 is due to the aggregate effect of our cost-cutting measures implemented throughout our Company, especially in lieu of our overall decrease in sales which has caused us to seek further efficiencies in our operations in order to minimize expenses and conserve our cash flow.

Interest expense for the year ended December 31, 2006 was $271,744 compared to $151,512 for the same period last year. Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit.

There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Net loss for the year ended December 31, 2006 was $624,510, or $0.01 per share, compared to a net loss of $435,224, or $0.01 per share, for the same period last year. Net loss for the year ended December 31, 2005 was offset by a one-time gain on sale of subsidiary of $235,500. Not taking into account that gain, net loss for the year ended December 31, 2005 was $670,724, or $0.02 per share.

Liquidity and Capital Resources

As of December 31, 2006, we had $209,360 in current assets of which $67,989, or 32.5%, was cash and receivables. Total current liabilities for the same period totaled $3,234,725. This represents a ratio of current assets to current liabilities of 0.06 at December 31, 2006.

At December 31, 2006, we had a net working capital deficiency of approximately $3,025,365. Our need for cash in 2006 was primarily funded through loans and operational cash flow.

We have extended payment terms with certain vendors and have borrowed funds from certain officers and directors. In addition, certain officers have elected to defer the payment of their salaries or convert their salaries to equity to conserve cash. These deferred salaries have been accrued. We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in our day-to-day operations and understand that if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

Hong Kong Trustful Pharmaceutical Company Limited, or HKT, is an affiliated company of Dr. Francis Choi, our former major shareholder and primary holder of our preferred stock. Prior to the year ended December 31, 2005, we had an arrangement with HKT whereby dividends payable to Dr. Choi were be offset by sale of product to HKT. On orders from HKT, except for certain designated products, one-third of the sales price was applied against the dividend payable obligation. These sales were priced at 15% off of the normal list price to HKT. Revenue was recognized in a manner consistent with other non-affiliate sales, net of the 15% discount. This process was conducted only when HKT provided a purchase order for products that HKT needed during the normal course of its business. We believed that the terms of this arrangement were on terms as favorable as could have been obtained from unrelated third parties.

On August 9, 2005, we received a demand letter on behalf of Dr. Choi, for the redemption of his Class E preferred stock. The redemption amount of this Class E preferred stock was $800,000. On December 19, 2005, we reached an agreement with Dr. Choi to make an immediate cash payment to Dr. Choi of $350,000 and to pay Dr. Choi an additional $150,000 at the earlier of such time as we (i) achieve a positive stockholders' equity measured as of the last day of each fiscal quarter and as reflected on a balance sheet prepared in accordance with accounting principles generally accepted in the United States or (ii) sell, in one or more related transactions, all or substantially all of our assets or we shall merge with another entity and we shall not be the entity that survives such merger. Contemporaneous with such payment, Dr. Choi agreed to assign, transfer, convey and deliver to us (1) 800,000 shares of Class E preferred stock, with stated value of $800,000; (2) 5,625 shares of Class F preferred stock, with a stated value of $450,000; and (3) 7,301,587 shares of common stock in certificated form. In addition, Dr. Choi agreed not to claim payment for any related dividends or interest. Furthermore, we agreed with Dr. Choi to a full mutual release of liability from any and all current and future claims or obligations. During the year ended December 31, 2005 and 2006, we experienced a significant decrease in sales to HKT that we believe is due to a slowdown in sales and marketing of our products by HKT’s marketing entity, Healthy International, Ltd. At this time, we believe that it is doubtful that this relationship will generate any significant amount of sales in the future. Due to the discontinuance of our shareholder relationship with Dr. Choi, any future sales from HKT will not be offset against dividends payable and revenue will be recognized at the normal list price.

On September 19, 2006, we completed a $300,000 private placement of Units consisting of 10% Senior Convertible Notes and five-year common stock purchase warrants. The Notes will mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by us of a merger, business combination, sale of all or substantially all of our assets or other change of control or (iii) following the closing of an equity or debt financing in which we receive at least $7,000,000 in gross proceeds, a "Qualified Placement". Each Unit consisted of (i) $50,000 principal amount of Senior Convertible Notes and (ii) Warrants to purchase 428,571 shares of our common stock at a price per share of $0.035, which represents 30% of the principal amount divided by the exercise price. The principal amount and accrued interest of the Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement. Such investment will be made on the same terms and conditions as other investors in the Qualified Placement. If we do not complete a Qualified Placement prior to the date the Notes would otherwise mature, investors will not have any right to convert the Notes. Further, we have no obligation to complete a Qualified Placement. Investors in this offering will have customary "piggyback" registration rights, as well as in certain cases the right to demand that we file a single registration statement, in each case with respect to the shares of our common stock issuable upon exercise of the Warrants. Registration rights, if any, with respect to any capital stock issuable upon conversion of the Senior Convertible Notes will be set forth in the terms for a Qualified Placement. We paid Northeast Securities, Inc., the placement agent for the sales of Units, a fee of 10% of the gross proceeds received by us and reimbursed Northeast Securities $15,000 of its expenses. We used the net proceeds of the private placement for working capital purposes. The private placement was made to a limited number of “accredited investors” and is believed by us to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) or 4(6) thereof and/or Regulation D thereunder. Subsequent to the date of this report, we converted these senior convertible notes into the offering described below.

We are in default on scheduled certain debt repayments. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2006 because of the related party nature of the arrangements. We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by our officers and directors. In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time. While we could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time. Therefore, we have had to revert to focusing our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time. If the creditors demand payment in the near term, we would not have the funds to repay these obligations, and we would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

Subsequent to December 31, 2006, on April 5, 2007, effective March 30, 2007, we acquired, through a newly formed wholly-owned subsidiary, Baywood Acquisition, Inc., substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000. As provided in the Asset Purchase Agreement, dated March 30, 2007, among us, Baywood, LifeTime and the stockholders of LifeTime, the purchase price was payable in $7,600,000 in cash, $1,100,000 in our common stock valued at $0.05 per share, or 22,000,000 shares, an aggregate of $1,300,000 in promissory notes, consisting of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, assumption of indebtedness of approximately $1,100,000, and a five-year warrant to purchase 700,000 shares of our common stock at an exercise price of $0.05 per share. At the direction of LifeTime, the purchase price was delivered directly to the three shareholders of LifeTime, in the varying amounts specified by them. The 8% Notes and the 8% Convertible Notes each will be payable in equal quarterly installments over a two year period, commencing on June 30, 2007, with interest accruing from the date of issuance. The 8% Convertible Notes are convertible into shares of common stock at a conversion price of $0.05 per share, subject to adjustment for stock splits, combinations and other similar events.

In connection with the acquisition, we raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of Units with each Unit consisting of 5,000 shares of Series I 8% Cumulative Convertible Preferred Stock, convertible into 1,250,000 shares of common stock at $0.04 per share, and a five-year Warrant to purchase 250,000 shares of common stock at an exercise price of $0.02 per share to a group of accredited investors, (ii) the issuance of 10% Notes in an aggregate principal amount of $1,000,000, (iii) the issuance of a 12% 2007 Bridge Note in the principal amount of $2,000,000, and (iv) bank financing in an aggregate principal amount of $2,000,000. As part of the offering, $300,000 of our outstanding indebtedness was converted into Units. The purchasers of the 10% Notes were issued warrants to purchase 10,000,000 shares of common stock, at an exercise price of $0.02 per share, and the purchaser of the 12% 2007 Bridge Note was issued warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share. The sale of the Units, 10% Notes and 12% Bridge Note was conducted through Northeast Securities, Inc. as the exclusive placement agent.

The Units were offered and sold to investors who qualified as “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended, pursuant to an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

We are attempting to generate positive cash flows as we grow by maintaining costs. However, we will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace. From a marketing and sales standpoint, we believe that we may require capital of $250,000 to $500,000 in the next six months to meet our obligations for growth and to implement more aggressive advertising programs that require further investments of capital. The amounts, sources, timing and structure of any financing that we may require for any advertising programs will be determined by management at the appropriate time. From an operational standpoint and absent any outside investment, we continue to rely on our officers and directors to make advances to us when cash shortfalls occur and will continue to do so until we can generate sufficient cash flow. We believe that any cash flow shortfalls may be from $100,000 to $200,000 and that these individuals have the financial ability and resources to make advances to us if such shortfalls occur and that they will continue to do so until we can generate sufficient cash flow. However, such shortfalls may not occur or, if they do, there can be no assurances that the cash can be successfully raised. If we cannot raise capital, we may not meet our projections for growth.

We believe that our needs for capital over the next 12 to 24 months will be minimized if we are able to experience increases in sales via the introduction of new products, support our inventory needs and adequately support the promotion of our products in the marketplace. As of December 31, 2006, we expect our existing cash to last two to three months. Since our existing operations are capable of absorbing growth without any further operational expense, any increases in sales will allow us to lessen our needs for long-term capital. However, as we expand our product lines more rapidly and attempt to implement more aggressive advertising programs that require further investments of capital, we will need to raise the necessary capital for this at that time. Since management has no immediate plans for aggressive product expansion and advertising promotion, the amount and nature of how we would raise any necessary funds cannot be determined at this time.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements accompanying this Annual Report on Form 10-KSB, we had a working capital deficiency of $3,025,365 at December 31, 2006. We have had material operating losses and have had to rely on borrowings from officers, directors and other third parties to meet operating obligations. We have not yet created positive cash flows and our ability to generate profitable operations is uncertain. These factors raise substantial doubt about our ability to continue as a going concern. We intend to integrate our newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations. However, we cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital deficiency.

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

In their report dated March 30, 2007, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2006 in the amount of $624,510 and a loss for the year ended December 31, 2005 in the amount of $435,224. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from officers, directors and third parties, including obtaining additional funding from the sale of our securities and obtaining loans from individuals or various financial institutions where possible. The going concern qualification in the auditor's report is designed to emphasize the uncertainty related to our business as well as the level of risk associated with an investment in our common stock. If we do not continue as a going concern, you may lose your entire investment.

WE HAVE HAD A HISTORY OF LOSSES AND IF WE CANNOT CONSISTENTLY GENERATE POSITIVE CASH FLOWS OR RAISE SUFFICIENT CAPITAL THEN WE WILL NOT REALIZE OUR GROWTH POTENTIAL AND OUR BUSINESS COULD SUFFER FINANCIALLY.

Our net losses in 2003, 2004, 2005 and 2006 have been $373,758, $657,291, $435,224 and $624,510, respectively. We are attempting to generate positive cash flows as we grow by maintaining costs. However, we expect to require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace. We believe we need $250,000 to $500,000 in the next six months to meet our obligations for growth and to implement more aggressive advertising programs. We expect to continue to rely on our officers and directors to make advances to us when cash short falls occur and we believe they will continue to do so until we can generate sufficient cash flow to cover our expenses. However, if cash shortfalls occur, it is possible management will not make adequate financing advances to us. If we cannot raise the necessary capital, we may not meet our projections for growth and our sales could be adversely affected due to delays in shipments and loss of customers.

WE DEPEND ON THIRD PARTY SUPPLIERS AND MANUFACTURERS. ANY DISRUPTION OR EXTENDED DELAY IN PRODUCT SUPPLY FROM ANY OF OUR THIRD-PARTY SUPPLIERS COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON OUR OPERATIONS.

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

IF WE CANNOT MAINTAIN ADEQUATE INVENTORY, OUR REVENUES WILL LIKELY DECREASE AND OUR BUSINESS MAY BE HARMED.

From time to time, we have experienced difficulty maintaining sufficient inventory to meet customer demand. This has resulted from a lack of financing necessary to build and manage our inventory. We may not be able to obtain such financing in the future on acceptable terms or at all. If we do not have sufficient inventory to meet our demand, our revenues will likely decrease. Additionally, if we do not fill our customers’ orders, they may turn to other suppliers and we could lose the relationship entirely.

TWO CUSTOMERS ACCOUNT FOR 28.8% OF OUR SALES. IF SALES TO THESE CUSTOMERS ARE NEGATIVELY AFFECTED, THEN THERE COULD BE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS.

Currently, two customers, our exclusive distributor for Canada, True North Nutrition, and our distributor in Turkey, Sunfarma, account for approximately 16% and 12.8%, or $172,928 and $138,465, respectively, of our net sales. Since these customers accounted for a large portion of our net sales, a slowdown or loss of these customers could materially impinge our ability to grow and generate positive cash flows.

WE EXPERIENCED A REDUCTION IN SALES DURING 2006, AND WE NEED TO GENERATE ADDITIONAL SALES TO SUPPLEMENT OUR CASH FLOW.

In 2006, our net sales were $1,077,929 compared to net sales of $1,224,687, a decrease of 12%. The decrease in net sales for the twelve-month period is primarily due a decrease in sales to our customers in the U.S. and Canada that resulted from our inability to finance the promotion and marketing of our products for our retail customers. In addition, since our business is dependent on the introduction of new products, the decrease in sales was also a result of our inability to properly finance the inventory to supply any new products into the marketplace. As a result, we are attempting to generate further business in other existing areas of distribution and develop new relationships overseas so that we are able to recapture those lost sales. If we are not successful, our revenues will likely remain low and we will have difficulty paying our expenses. As a result, we may have to raise additional financing or curtail our operations.

OUR BUSINESS IS SENSITIVE TO PUBLIC PERCEPTION. IF ANY OF OUR PRODUCTS PROVE TO BE HARMFUL TO CONSUMERS OR IF SCIENTIFIC STUDIES PROVIDE UNFAVORABLE FINDINGS REGARDING THEIR SAFETY OR EFFECTIVENESS, THEN OUR BRANDS AND OUR IMAGE IN THE MARKETPLACE COULD BE NEGATIVELY IMPACTED.

Our business could be adversely affected if any of our products or similar products distributed by other companies proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products. Our dietary supplement products contain vitamins, minerals, herbs and other ingredients that we regard as safe when taken as directed by us and various scientific studies and literature have suggested that these products may offer health benefits. While we conduct quality control testing on our products, we are highly dependent upon consumers’ perception of the overall integrity of the dietary supplements business. The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry. If our products suffer from this negative consumer perception, it is likely our sales will slow and we will have difficultly generating revenues.

WE ARE AT RISK FOR PRODUCT LIABILITY CLAIMS AND REQUIRE ADEQUATE INSURANCE TO PROTECT US AGAINST SUCH CLAIMS. IF WE ARE UNABLE TO SECURE THE NECESSARY INSURANCE COVERAGE AT AN AFFORDABLE COST TO PROTECT OUR BUSINESS AGAINST ANY CLAIMS, THEN OUR EXPOSURE TO LIABILITY WILL GREATLY INCREASE AND OUR ABILITY TO MARKET AND SELL OUR PRODUCTS WILL BE MORE DIFFICULT SINCE CERTAIN CUSTOMERS RELY ON THIS INSURANCE IN ORDER TO DISTRIBUTE OUR PRODUCTS.

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

WE MUST DEVELOP AND INTRODUCE NEW PRODUCTS TO SUCCEED.

Our future growth depends on new product development. The success of new product introductions depends on various factors, including the following:

•	proper new product selection;
•	successful sales and marketing efforts;
•	timely delivery of new products; and
•	customer acceptance of new products.

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

WE NEED ADDITIONAL CAPITAL AND IF WE CANNOT RAISE ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

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

WE MAY FACE SIGNIFICANT COMPETITION WHICH COULD ADVERSELY AFFECT OUR REVENUES, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The market for nutraceuticals is highly competitive in each of our existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores. Many of our competitors are substantially larger and more experienced than we are. In addition, they have longer operating histories and have materially greater financial and other resources than we do. Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor. If we cannot compete in the marketplace, we may have difficultly selling our products and generating revenues. Additionally, competition may drive down the prices of our products which could adversely affect our cost of goods sold and our profitability, if any.

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

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE UNEXPECTEDLY FROM QUARTER TO QUARTER, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our revenues and operating results may vary significantly in the future due to various factors including, but not limited to, increased sales, increased inventory expenses, changes in our operating expenses, market acceptance of our products, regulatory changes that may affect the marketability of our products and buying cycles of our customers. As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and that you should not rely upon our performance in a particular period as indicative of our performance in any future period. If our operating results fluctuate from quarter to quarter, our stock may be less attractive to investors and, as a result, our stock price may decline.

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

Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Our Securities

OUR STOCK PRICE IS VOLATILE AND, IF CONTINUED VOLATILITY OCCURS OR IF OUR STOCK PRICE CONTINUES TO BE LOW, THEN OUR STOCK MAY BE LESS ATTRACTIVE TO INVESTORS AND WE MAY NOT BE ABLE TO RAISE ADEQUATE CAPITAL.

During the years ended December 31, 2006 and 2005, the trading price of our common stock has ranged from $0.17 to $0.01. The trading price of our common stock is subject to significant fluctuations in response to variations in the results of our operations, our financial position, general trends in the consumer products industry, the relative illiquidity of our common stock and stock market conditions generally. In addition, the exposure of our common stock to the general investing community is limited and thereby inhibits our ability to obtain new investors to help finance our business.

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

THE TRADING PRICE OF OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND COULD CONTINUE TO BE VOLATILE IN THE FUTURE.

The volatility in our stock price could be caused by a variety of factors, many of which are beyond our control. These factors include the following:

•	variations in our operating results;
•	announcements of new product innovations by us or our competitors;
•	changes in expectations of our future financial performance, including financial estimates by third-party analysts and investors;
•	changes in operating and stock price performance of companies similar to us;
•	conditions or trends our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies’ securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management’s attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.

PROVISIONS IN OUR CORPORATE CHARTER AND UNDER NEVADA LAW ARE FAVORABLE TO OUR DIRECTORS.

Pursuant to our Articles of Incorporation, as amended, members of our management and board of directors are indemnified to liability for violations of their fiduciary duty of care as officers and directors, except in limited circumstances. This means that you may be unable to prevail in a legal action against our officers or directors even if you believe they have breached their fiduciary duty of care. In addition, our Articles of Incorporation, as amended, allows us to indemnify our officers and directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

CERTAIN PROVISIONS OF NEVADA LAW, CERTAIN PROVISIONS IN OUR CHARTER, AND THE COMPOSITION OF OUR CURRENT STOCKHOLDER BASE, MAY PREVENT OR DELAY A CHANGE OF CONTROL OF OUR COMPANY.

Under applicable Nevada law, which we are subject to, it will be more difficult for a third party to take control of us and may limit the price some investors are willing to pay for shares of our common stock. Furthermore, our Articles of Incorporation, as amended, authorize the issuance of preferred stock without a vote or other stockholder approval. Finally, approximately 24% of our outstanding common stock is held by insiders, although insiders hold shares of our preferred stock which grants them the right to vote with the common stock as a class. As a result, insiders can control any shareholder vote. Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third party to acquire our Company without the consent of the insiders.

WE MUST COMPLY WITH PENNY STOCK REGULATIONS WHICH COULD AFFECT THE LIQUIDITY AND PRICE OF OUR STOCK.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: deliver a standardized risk disclosure document prepared by the SEC; provide the customer with current bid and offers quotations for the penny stock; explain the compensation of the broker-dealer and its salesperson in the transaction; provide monthly account statements showing the market value of each penny stock held in the customer's account; make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's; and provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

An audited balance sheet for the year ended December 31, 2006 and audited statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005 are set forth on page F-1 at the end of this Annual Report.

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-KSB instructions and in the opinion of management contain all adjustments necessary to present fairly the financial position as of December 31, 2006, the results of operations for the years ended December 31, 2006 and 2005, and cash flows for the years ended December 31, 2006 and 2005. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no changes in or disagreements with accountants on accounting and accounting disclosure in 2006 or 2005.

ITEM 8A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer / Acting Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Name	Age	Position(s) or Office(s) Held

Neil Reithinger	37	Chairman of the Board, President and Chief Executive Officer

Karl H. Rullich	73	Vice-President, Secretary and Director

O. Lee Tawes, III	59	Director

Mr. Neil Reithinger has been our Chairman of the Board, President and Chief Executive Officer since April 3, 1998 and previously served as Interim President from December 10, 1997. He was elected as a Director on February 18, 1997. He was appointed Acting Chief Financial Officer, Secretary and Treasurer on October 28, 1996. Mr. Reithinger had been Controller since January 1994. Prior to joining us and from July 1992 through December 1993, Mr. Reithinger worked for Bank of America. He received a Bachelors degree in accounting from the University of Arizona in 1992 and received his certification as a Certified Public Accountant in 1996.

Mr. Karl H. Rullich has been a Director since 1991. He was appointed Vice-President on April 3, 1998 and has served as our Director of International Sales since May 1996. Prior to April 19, 1996, he served as our President, Chief Executive Officer and Treasurer. He worked as a Marketing Director, General Manager and Vice President for Pfizer Hospital Products Group in their international businesses and operations for over 25 years. Mr. Rullich holds a degree in economics from the Business College in Essen, Germany. He emigrated from Germany to the United States in 1956 and became a naturalized citizen in 1961.

Mr. O. Lee Tawes, III has been a Director since 2001. He is Executive Vice President and Head of Investment Banking, and a Director at Northeast Securities, Inc. From 2000 to 2001 he was Managing Director of Research for C.E. Unterberg, Towbin, an investment and merchant banking firm specializing in high growth technology companies. Mr. Tawes spent 20 years at Oppenheimer & Co. Inc. and CIBC World Markets, where he was Director of Equity Research from 1991 to 1999. He was also Chairman of the Stock Selection Committee at CIBC, a member of the firm’s Executive Committee and Commitment Committee. From 1972 to 1990, Mr. Tawes was an analyst covering the food and diversified industries at Goldman Sachs & Co. from 1972 to 1979, and Oppenheimer from 1979 to 1990. As food analyst, he was named to the Institutional Investor All America Research Team five times from 1979 through 1989. Mr. Tawes is a graduate of Princeton University and received his MBA from Darden School at the University of Virginia.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our securities to file with the SEC reports of ownership and changes in ownership of the common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. No officer, director or Section 16(a) officer has sold or acquired any of our stock during the last calendar year, thus not requiring any reports under Section 16(a) to be filed.

Audit Committee Financial Expert

We disbanded our audit committee in 2005 because we did not have a large enough board to warrant a delegation of duties. As of December 31, 2006, we do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-B, because at this time our current level of operations and the cost of retaining such a financial expert are prohibitive. The Board of Directors as a whole fulfilled the duties normally assigned to an audit committee.

Code of Ethics

As of April 9, 2007, we have not adopted a code of ethics. Our Company is small and we have not had the resources to document in writing all of our policies. Our Board of Directors currently is in the process of adopting a code of ethics that applies to our Principal Executive Officer and Principal Financial and Accounting Officer and to all of our staff. While we do not have a formal code of ethics in place, we believe that our Company follows an ethical code in practice.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the Board. Our directors annually select director nominees based on experience in the nutraceutical industry, financial background and specific knowledge of our operations, corporate strategies, as well as an individual's basis to act as a fiduciary to us and our shareholders.

Our directors annually review all director performance over the prior year and make recommendations to the Board of Directors for future nominations. The Board of Directors does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our Company’s best interests. However, shareholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's curriculum vitae, to our Board of Directors at Baywood International, Inc., 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260, and the Board of Directors will consider such nominee. There is no assurance that a director candidate suggested by a shareholder will be placed on the ballot at our annual meeting of shareholders.

ITEM 10 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006 and 2005 to (1) Mr. Neil Reithinger, our President, Principal Executive Officer and Acting Principal Financial Officer, and (2) Mr. Karl H. Rullich, our Vice-President. No other executive officer’s compensation exceeded $100,000 during the fiscal years ended December 31, 2006 and 2005.

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Base Salary	Bonus	Stock Awards	Dollar Value of total compensation for the covered fiscal year
		$	$	$ (1)	$
(a)	(b)	(c)	(d)	(e)	(j)

Neil Reithinger, Principal Executive Officer and Acting Principal Financial Officer (3)	2006	$32,000			$32,000
	2005	$47,000		$100,000 (2)	$147,000

Karl H. Rullich, Vice-President (4)	2006	$20,000			$20,000
	2005	$2,000		$100,000 (2)	$102,000

(1)
On September 20, 2005, our Board of Directors authorized the issuance of 200,000 shares of Class G preferred stock. The Class G preferred stock has a par value of $1.00 and certain liquidation preferences. The Class G preferred stock has no conversion rights into common stock and is entitled to 250:1 votes on our common stock on any matters brought to a vote of the common stock shareholders.

(2)
Our President and Chief Executive Officer, Neil Reithinger, and our Vice-President, Karl H. Rullich, each received 100,000 shares of the Class G preferred stock for their conversion of $100,000 each of their accrued and unpaid salaries. These conversion amounts were applied toward the balance of the unpaid salaries that had been accrued prior to September 20, 2005. The fair value of the Class G preferred stock at time of conversion was determined based on the fair value of the accrued and unpaid salaries since this was the readily determinable basis at the time of conversion.

(3)	As of December 31, 2006 we owe Mr. Reithinger $87,127 in accrued, deferred compensation.

(4)	As of December 31, 2006, we owe Mr. Rullich $123,958 in accrued, deferred compensation.

NARATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements

We do not currently have any oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

The above named executive officers have elected to defer the payment of a portion of their salaries or convert their salaries to equity to conserve cash. These deferred salaries have been accrued. As of December 31, 2006, the accrued compensation owed to Neil Reithinger and Karl Rullich is $87,127 and $123,958, respectively. We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows so that we may maintain a higher cash balance. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these named executive officers are actively involved in our day-to-day operations and understand that, if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

Compensation Pursuant to Stock Options

We grant stock options from time to time to our officers, key employees, and directors. We did not grant any options during the years ended December 31, 2006, December 31, 2005 and December 31, 2004 to Mr. Reithinger or Mr. Rullich.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on December 31, 2006, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Neil Reithinger	100,000			$0.13	February 26, 2008
	650,000			$0.15	May 13, 2009
		1,850,000		$0.15	May 13, 2009

Karl H. Rullich	0	0	0

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

DIRECTOR COMPENSATION

Directors do not receive any compensation for serving on the Board of Directors.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CHANGES IN CONTROL

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2007 with respect to (i) each director; (ii) our Chief Executive Officer; (iii) our Chief Executive Officer and directors as a group; and (iv) each party known by us to be the beneficial owner of more than 5% of our common stock.

This table is based upon information supplied by current and former officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 53,812,099 shares of our common stock outstanding on March 26, 2007 adjusted as required by rules promulgated by the Securities and Exchange Commission.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act, as amended, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes or table, each person or entity has sole voting and investment power, or shares such powers with his or her spouse, with respect to the shares shown as beneficially owned.

Name and Address	Shares Beneficially Owned
Directors, Nominees and Officers (1)	Number	Percent

Neil Reithinger (2)	2,402,640	4.4%

Karl H. Rullich (3)	1,247,000	2.3%

O. Lee Tawes, III (4)	17,677,921	32.9%

All directors, nominees, and named executive officers as a group (three people)	21,327,561	39.6%

(1)    Unless otherwise indicated, the mailing address for each party listed is c/o Baywood International, Inc., 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260.

(2)    Mr. Reithinger is our Chairman of the Board, President and Chief Executive Officer. He holds 1,652,640 common shares; an option granted February 26, 1998, which expires February 26, 2008 to purchase 100,000 common shares at $0.13 per share; and an option granted May 13, 1999, which expires May 13, 2009 to purchase 650,000 common shares at $0.15 per share.

(3)    Mr. Rullich is our Vice-President, Secretary and a Director. Mr. Rullich beneficially owns 1,247,000 common shares, and 5,625 shares Class F preferred stock with a stated value of $450,000. Holders of Class F preferred stock have no voting rights for shares held and no conversion rights into our common stock.

(4)    Mr. Tawes is a Director. Mr. Tawes beneficially owns 7,283,110 common shares; an option granted March 22, 2002, which expires March 22, 2012 to purchase 200,000 common shares at $0.08 per share; a warrant to purchase 600,000 common shares at an exercise price of $0.05 per share; a warrant to purchase 967,544 common shares at an exercise price of $0.02 per share; a warrant to purchase 483,773 common shares at an exercise price of $0.04 per share; a warrant to purchase 241,886 common shares at an exercise price of $0.08 per share; a warrant to purchase 161,258 common shares at an exercise price of $0.12 per share; 154,807 shares of Class H preferred stock that are convertible into 7,740,350 and 6,085 shares of Class F preferred stock with a stated value of $486,800. Holders of Class F preferred stock have no voting rights for shares held and no conversion rights into our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding our stock option plan compensation under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,070,000	$0.14	6,572,500
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	3,070,000	$0.14	6,572,500

Under our Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 6,500,000 in 1999. The 1996 Plan provides that shares granted come from our authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. At our Annual Meeting held on December 10, 2004, our shareholders approved our 2004 Stock Option Plan (the "2004 Plan"). There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a total of 9,642,500 shares available for stock grants under both plans, or 22.6% of our issued and outstanding common stock as of December 31, 2006, assuming all options under both plans were granted and exercised.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In 2000, our single largest shareholder, Dr. Francis Choi established Hong Kong Trustful Pharmaceutical Company Limited, or HKT, as the sole marketer and distributor of our products for all of Asia. Sales to HKT were 4% of net sales, or approximately $42,957, for the year ended December 31, 2006, and 15.6% of net sales, or approximately $191,170, for the year ended December 31, 2005. The decrease is due to a reduction in order volume by HKT that management believes is due to a slowdown in sales and marketing of our products by HKT’s marketing entity, Healthy International, Ltd. At this time, we believe that this relationship will not continue in the future. As a result, we are attempting to generate further business in other existing areas of distribution and develop new relationships overseas so that we are able to recapture those lost sales. On August 9, 2005, we received a demand letter on behalf of Dr. Choi, for the redemption of his Class E preferred stock. The redemption amount of this Class E preferred stock was $800,000. On December 19, 2005, we reached an agreement with Dr. Choi to compromise amounts claimed by one or another of them, to end all relationships between them as shareholder, on the one hand, and issuer, on the other hand. Under this agreement, we agreed to make an immediate cash payment to Dr. Choi of $350,000 and to pay Dr. Choi an additional $150,000 at the earlier of such time as we (i) achieve a positive stockholders' equity measured as of the last day of each fiscal quarter and as reflected on a balance sheet prepared in accordance with accounting principles generally accepted in the United States or (ii) sell, in one or more related transactions, all or substantially all of our assets or we shall merge with another entity and we shall not be the entity that survives such merger. Contemporaneous with such payment, Dr. Choi agreed to assign, transfer, convey and deliver to us (1) 800,000 shares of Class E preferred stock, with stated value of $800,000; (2) 5,625 shares of Class F preferred stock, with a stated value of $450,000; and (3) 7,301,587 shares of common stock in certificated form. In addition, Dr. Choi agreed not to claim payment for any related dividends or interest. Furthermore, both Dr. Choi and our Company agreed to a full mutual release of liability from any and all current and future claims or obligations.

On September 20, 2005, our Board of Directors authorized the issuance of 200,000 shares of Class G preferred stock. The Class G preferred stock has a par value of $1.00 and certain liquidation preferences. The Class G preferred stock has no conversion rights into common stock and is entitled to 250:1 votes on our common stock on any matters brought to a vote of the common stock shareholders. Our President and Chief Executive Officer, Neil Reithinger, and our Vice-President, Karl H. Rullich, each received 100,000 shares of the Class G preferred stock for their conversion of $100,000 each of their accrued and unpaid salaries.

On December 15, 2005, our Board of Directors authorized the issuance of 350,000 shares of Class H preferred stock. The Class H preferred stock has a par and face value of $1.00 per share. The
Class H preferred stock was sold to a group of accredited investors for proceeds of $350,000. Mr. Tawes purchased approximately $155,000 of the Class H preferred stock. In conjunction with the issuance of the Class H preferred stock, the investors received 4,192,708 warrants for shares of our common stock at exercise prices ranging from $0.02 to $0.12. If all warrants are exercised, we would receive proceeds of $175,000.

On December 15, 2005, we issued common stock in a private placement for $0.02 per share. On December 28, 2005, we agreed to issue 8,500,000 common shares to a group of accredited investors for proceeds of $170,000. Mr. Tawes purchased approximately $75,000 of the common stock.

On September 19, 2006, we completed a $300,000 private placement of 10% Senior Convertible Notes and five-year common stock purchase warrants, together with the Notes, the "Units." The Notes will mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by us of a merger, business combination, sale of all or substantially all of our assets or other change of control or (iii) following the closing of an equity or debt financing in which we receive at least $7,000,000 in gross proceeds ("Qualified Placement"). Each Unit consisted of (i) $50,000 principal amount of Senior Convertible Notes and (ii) Warrants to purchase 428,571 shares of our common stock at a price per share of $0.035, which represents 30% of the principal amount divided by the exercise price. The principal amount and accrued interest of the Notes shall be convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement. Such investment will be made on the same terms and conditions as other investors in the Qualified Placement. If we do not complete a Qualified Placement prior to the date the Notes would otherwise mature, investors will not have any right to convert the Notes. Further, we have no obligation to complete a Qualified Placement. Investors in this offering will have customary "piggyback" registration rights, as well as in certain cases the right to demand that we file a single registration statement, in each case with respect to the shares of our common stock issuable upon exercise of the Warrants. Registration rights, if any, with respect to any capital stock issuable upon conversion of the Senior Convertible Notes will be set forth in the terms for a Qualified Placement. We paid Northeast Securities, Inc., the placement agent for the sales of Units, a fee of 10% of the gross proceeds received by us and reimbursed Northeast Securities $15,000 of its other expenses. At the time of this transaction, O. Lee Tawes, III, a director of our Company, was also serving as a Director on the Board of Northeast Securities. We used the net proceeds of the private placement for working capital purposes. The private placement was made to a limited number of “accredited investors” and is believed by us to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) or 4(6) thereof and/or Regulation D thereunder.

Director Independence

During the year ended December 31, 2006, Neil Reithinger, Karl H. Rullich and O. Lee Tawes, III, served as our directors. Currently, only O. Lee Tawes, III is an independent director. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the Board be independent.

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

4.4 - Accredited Investor Subscription Agreement between the Company and Linda Lee, dated October 30, 1997 (included as Exhibit 4.4 to the Form 10-QSB filed November 13, 1997, and incorporated herein by reference).

4.5 - Certificate of Designation for Shares, dated July 18, 1997 (included as Exhibit 4.5 to the Form 10-KSB dated March 30, 1998, and incorporated herein by reference).

4.6 - Certificates of Designation for Class D Redeemable Convertible Preferred Stock (included as Exhibit 4.4 to the Form 10-QSB dated May 17, 1999, and incorporated herein by reference).

4.7 - Certificate of Designation of Preferences and Rights of Series G Preferred Stock, dated September 20, 2005 (included as Exhibit 4.1 to the Form 8-K filed September 23, 2005, and incorporated herein by reference).

4.8 - Certificate of Designation of Preferences and Rights of Series H Preferred Stock, dated December 21, 2005 (included as Exhibit 4.1 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.9 - Certificate of Designation of Series I 8% Cumulative Convertible Preferred Stock, dated March 30, 2007 (included as Exhibit 4.X to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.1 - License and Distribution Agreement between the Company and Healthy International Ltd., dated August 26, 2003 (included as Exhibit 10 to the Form 10-KSB/A filed October 19, 2005, and incorporated herein by reference).

10.2 - Bridge Loan Agreement between the Company and O. L. Tawes, Inc., dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

10.3 - 10% Senior Convertible Note Agreement between the Company and a certain number of accredited investors dated September 19, 2006 (included as Exhibit 4.1 to the Form 8-K filed September 25, 2006, and incorporated herein by reference).

10.4 - Form of Common Stock Purchase Warrant between the Company and a certain number of accredited investors dated September 19, 2006 (included as Exhibit 4.2 to the Form 8-K filed September 25, 2006, and incorporated herein by reference).

10.5 - Form of Registration Rights Agreement between the Company and a certain number of accredited investors dated September 19, 2006 (included as Exhibit 4.3 to the Form 8-K filed September 25, 2006, and incorporated herein by reference).

10.6 - Asset Purchase Agreement by and among the Company, Baywood Acquisition, Inc, Nutritional Specialties, Inc., d/b/a LifeTime(R) or LifeTime(R) Vitamins, and certain individuals named therein, dated March 30, 2007 (included as Exhibit 2 to the Form 8-K filed April 11, 2007, and incorporated herein by reference)..

10.7 - Form of Common Stock Purchase Warrant between the Company and certain investors dated March 30, 2007 (included as Exhibit 4.III to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.8 -10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and O. Lee Tawes, III, on the other side, dated March 30, 2007 (included as Exhibit 4.IV to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.9 -10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and John Talty on the other side, dated March 30, 2007 (included as Exhibit 4.IV to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.10 - Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated March 30, 2007 (included as Exhibit 4.V to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.11 - Common Stock Purchase Warrant between the Company and John Talty, dated March 30, 2007 (included as Exhibit 4.V to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.12 - 12% 2007 Bridge Loan Agreement between the Company and JSH Partners and Guaranty executed by O. Lee Tawes, dated March 30, 2007 (included as Exhibit 4.VI to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.13 - Common Stock Purchase Warrant between the Company and JSH Partners, dated March 30, 2007 (included as Exhibit 4.VII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.14 - 8% Convertible Subordinated Promissory Notes of the Company and Baywood Acquisition, Inc. issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.VIII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.15 - 8% Subordinated Promissory Notes of the Company and Baywood Acquisition, Inc. issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.IX to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.16 - Common Stock Purchase Warrants issued by the Company to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.IX to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.17 - Business Loan Agreement dated March 30, 2007, with the Company and Baywood Acquisition, Inc., as Borrowers, and Vineyard Bank N.A., dated March 20, 2007 (included as Exhibit 4.XI to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.18 - Promissory Note issued by the Company and Baywood Acquisition, Inc. to Vineyard Bank N.A., dated March 30, 2007 (included as Exhibit 4.XII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.19 - Promissory Note issued by the Company and Baywood Acquisition, Inc. to Vineyard Bank N.A., dated March 30, 2007 (included as Exhibit 4.XIII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

21.1 - Subsidiaries of the Registrant (filed herewith).

31.1 - Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have paid or expect to pay the following fees to Epstein, Weber & Conover, P.L.C. for work performed in 2006 and 2005 or attributable to Epstein, Weber & Conover, P.L.C.’s audit of our 2006 financial statements:

	2006	2005
Audit Fees	$35,000	$36,525
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

The board has reviewed the fees paid to Epstein, Weber & Conover, P.L.C. and has considered whether the fees paid for non-audit services are compatible with maintaining Epstein, Weber & Conover, P.L.C.’s independence. The board has also adopted policies and procedures to approve audit and non-audit services provided in 2006 by Epstein, Weber & Conover, P.L.C. in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 16, 2007	/s/ Neil Reithinger
Neil Reithinger
Baywood International, Inc.	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Neil Reithinger	Chairman of the Board, Principal Executive
Neil Reithinger	Officer, Principal Accounting Officer and	April 16, 2007
Acting Principal Financial Officer

/s/ Karl H. Rullich	Vice-President, Secretary and Director	April 16, 2007
Karl H. Rullich

/s/ O. Lee Tawes, III	Director	April 16, 2007
O. Lee Tawes, III

INDEPENDENT ACCOUNTANTS' REPORT

To the Stockholders and Board of Directors of
Baywood International, Inc.:

We have audited the accompanying consolidated balance sheet of Baywood International, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of Baywood's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2006, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting standards generally accepted in the United States of America.

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $3,025,365 at December 31, 2006. As discussed is Note 13, the company completed a business acquisition, effective March 30, 2007. Management plans to integrate the acquisition with the company’s operations over the next several months. There can be no assurances that the Company will be able to successfully integrate the acquisition into its operations in such a manner to mitigate the negative working capital and material operating losses sustained by the company. These and other conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ EPSTEIN, WEBER & CONOVER, PLC
Scottsdale, Arizona
April 13 , 2007

BAYWOOD INTERNATIONAL, INC.
BALANCE SHEET
As of December 31, 2006

ASSETS
CURRENT ASSETS
Cash and equivalents	$22,200
Accounts receivable (net of allowance of $0)	45,789
Inventories	76,644
Prepaid expenses and other current assets	64,727
Total current assets	209,360

PROPERTY & EQUIPMENT
Computers & Equipment (net of accumulated depreciation of $219,091)	27,584

OTHER ASSETS
Marketable securities	1,500
Deferred business acquisition costs	242,000
Total other assets	243,500

Total assets	$480,444

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$706,401
Interest payable	298,217
Dividends payable	454,248
Accrued liabilities	261,538
Notes payable	1,514,321
Total current liabilities	3,234,725

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value 10,000,000 shares authorized
Class A, 35,000 shares issued and outstanding	35,000
Class F, 11,710 shares issued and outstanding; stated value of $936,800	11,710
Class G, 200,000 shares issued and outstanding	200,000
Class H, 350,000 shares issued and outstanding	350,000
Common stock, $.001 par value,200,000,000 shares authorized,42,667,288 shares issued and outstanding	42,667
Additional paid-in capital	10,705,990
Accumulated other comprehensive loss	(36,000)
Accumulated deficit	(14,063,648)
Total stockholders' deficit	(2,754,281)
Total liabilities and stockholders' deficit	$480,444

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	Years ended December 31,
	2006	2005

NET SALES	$1,077,929	$1,224,687

COST OF SALES	560,862	659,455
Gross profit	517,067	565,232

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	239,025	330,574
General and administrative expenses	625,820	745,642
Depreciation and amortization	5,260	8,245
Total selling, general and administrative expenses	870,105	1,084,461
Operating loss	(353,038)	(519,229)

OTHER INCOME (EXPENSE):
Interest income	272	17
Gain on sale of subsidiary	-	235,500
Interest expense	(271,744)	(151,512)
Total other income (expense)	(271,472)	84,005

LOSS BEFORE INCOME TAXES	(624,510)	(435,224)

INCOME TAX PROVISION	-	-

NET LOSS	$(624,510)	$(435,224)

BASIC NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	42,001,918	38,110,822

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

									Accumulated
						Additional			Other
	Preferred Stock		Common Stock		Stock	Paid-in	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Capital	Income (Loss)	Deficit	Income (Loss)	Total
BALANCE, DECEMBER 31, 2004	52,335	$52,335	35,643,235	$35,643	$(89,167)	$9,511,398	$-	$(12,568,648)	$-	$(3,058,439)

Issuance of preferred stock for cash	350,000	$350,000								350,000

Conversion of accrued salaries into preferred stock	200,000	$200,000								200,000

Repurchase of common and preferred stock	(5,625)	$(5,625)	(7,301,587)	$(7,302)		$583,221				570,294

Issuance of common stock for cash			9,500,000	$9,500		$140,500				150,000

Conversion of accrued interest			1,070,640	$1,071		$81,669				82,740

Exercise of stock options			2,025,000	$2,025		$90,975				93,000

Deferred stock compensation			250,000	$250	$42,708	$17,250				60,208

Preferred dividend								$(294,850)		(294,850)

Unrealized gain on marketable securities							$30,000		$30,000	30,000

Net loss							$(435,224)	$(435,224)		(435,224)

							$(405,224)

BALANCE, DECEMBER 31, 2005	596,710	$596,710	41,187,288	$41,187	$(46,459)	$10,425,013		$(13,298,722)	$30,000	$(2,252,271)

Exercise of warrants			500,000	$500		$9,500				10,000

Payment of dividends payable			980,000	$980		$27,020		$(28,000)		-

Deferred stock compensation					$46,459					46,459

Preferred dividend								$(112,416)		(112,416)

Discount on debt						$244,457				244,457

Unrealized loss on marketable securities							$(66,000)		$(66,000)	(66,000)

Net loss							$(624,510)	$(624,510)		(624,510)

							$(690,510)

BALANCE, DECEMBER 31, 2006	596,710	$596,710	42,667,288	$42,667	$-	$10,705,990		$(14,063,648)	$(36,000)	$(2,754,281)

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(624,510)	$(435,224)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	5,260	8,245
Amortization of debt discount	81,486	11,717
Amortization of deferred stock compensation	46,459	60,208
Gain on sale of investment	-	(235,500)
Changes in assets and liabilities:
Decrease in accounts receivable	26,300	18,437
Decrease in inventory	17,600	76,758
(Increase) decrease in prepaid expenses	(56,885)	14,620
Increase in interest payable	86,066	45,094
Increase (decrease) in accounts payable and accrued liabilities	39,651	(256,092)
Net cash (used) by operating activities	(378,573)	(691,737)

INVESTING ACTIVITIES:
Deferred business acquisition costs	(77,000)
Cash received on sale of subsidiary	-	200,000
Net cash provided (used) by investing activities	(77,000)	200,000

FINANCING ACTIVITIES:
Proceeds from notes payable	476,394	412,150
Proceeds from exercise of stock options for common stock	10,000	93,000
Proceeds from sale of common and preferred stock	-	520,000
Fees paid in connection with raising capital	-	(20,000)
Payment of dividends	-	(24,096)
Repurchase of common and preferred stock	-	(350,000)
Principal payments on notes payable	(103,693)	(46,797)
Net cash provided by financing activities	382,701	584,257

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD	(72,872)	92,520
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	95,072	2,552
CASH AND EQUIVALENTS, END OF PERIOD	$22,200	$95,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$57,456	$62,808

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	$112,416	$294,850
Additional paid in capital for conversion of common and preferred stock	$-	$583,221
Common stock issued in connection with raising capital	$-	$20,000
Debt converted to common and preferred stock	$-	$282,740
Deferred stock compensation	$-	$17,500
Note payable issued for repurchase of common and preferred stock	$-	$150,000
Stock received from sale of subsidiary	$-	$37,500
Value of warrants issued in relation to debt	$100,800	$-
Value of beneficial conversion feature in relation to debt	$143,657
Deferred business acquisition costs included in accounts payable	$165,000
Unrealized gain (loss) in available-for-sale investment	$(66,000)	$30,000
Stock dividend	$28,000

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

Baywood International, Inc. (“the Company”) is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE®, Baywood SOLUTIONS®, Baywood EVOLUTION™ and Complete La Femme®. The Company distributes its products through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically.

The Company incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc. Between 1992 and 1998, the Company directed most of its sales efforts to international markets and established either distribution or registration of its products in certain Pacific Rim and European Countries. Prior to 1998, the Company relied on the distribution of one main product to one major customer in China. In March 1998, due to governmental restrictions in China, this customer discontinued its purchases, which caused a dramatic decrease in the Company’s sales in 1998.

Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors. As a result, the Company transformed its business with a new marketing image, product lines, marketing campaign, and distribution channels. Currently, the Company is focused on strengthening the brand awareness and sales of its product lines, Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme and any other branded lines it chooses to develop in North America and internationally through designated distributors. Where the Company had experienced a high concentration of sales with one major customer in the international market up through 1998, the Company’s domestic marketing strategies have now diversified its sales to thousands of customers in the retail health food market.

On September 13, 2001, the Company formed EpiPharma, Inc. as a subsidiary, to develop and produce complex nutraceuticals and other novel technologies for therapeutic applications. The Company’s objective was to utilize EpiPharma as a vehicle to pursue the acquisition and investment in other novel, cutting-edge technologies and companies in the healthcare field. In August 2005, EpiPharma entered into a letter of intent to merge with Strategic Healthcare Systems, Inc., a healthcare management company. On December 29, 2005, EpiPharma entered into a definitive Securities Purchase Agreement and Plan of Reorganization with Strategic Healthcare Systems whereby Strategic Healthcare Systems and the stockholders of Strategic Healthcare Systems sold, and EpiPharma purchased, all of the outstanding shares of capital stock of Strategic Healthcare Systems, in exchange for an aggregate of 95,000,000 shares of EpiPharma’s common stock held by us. In connection with this agreement, the Company retained 1,500,000 shares of EpiPharma’s common stock and received 500,000 shares of EpiPharma’s Series A preferred stock, par value $0.001 per share. In addition the Company received cash of $200,000. The combination of cash and shares received under this agreement resulted in a gain on sale of subsidiary in the Company’s financial statements. Furthermore, Neil Reithinger, the Company’s President and Chief Executive Officer, resigned all of his positions as an officer of EpiPharma, including, without limitation, his position as President and Karl Rullich, the Company’s Vice-President, resigned all of his positions as an officer and director of EpiPharma, including, his positions as Vice President, Secretary and Treasurer. Concurrently with Mr. Reithinger’s and Mr. Rullich’s resignations of their positions within EpiPharma, the existing management of Strategic Healthcare Systems assumed control of the management of EpiPharma. On March 9, 2006, EpiPharma changed its name from EpiPharma, Inc. to Strategic Healthcare Systems, Inc.

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements accompanying this Annual Report on Form 10-KSB, we had a working capital deficiency of $3,025,365 at December 31, 2006. We have had material operating losses and have had to rely on borrowings from officers, directors and other third parties to meet operating obligations. We have not yet created positive cash flows and our ability to generate profitable operations is uncertain. These factors raise substantial doubt about our ability to continue as a going concern. As discussed in Note 13 , we completed a business acquisition through a newly formed subsidiary effective March 30, 2007. We intend to integrate our newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations. However, we cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital deficiency.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when the product is shipped. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. If returned, the Company’s customers are responsible for returning merchandise in resalable condition. Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way. All price tags and glue residue must be removed prior to return if credit is expected. A restocking fee of 15% is assessed if the Company removes any price tags or glue residue, and the Company does not accept products kept longer than two years. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable. Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer. This information is used by management to estimate any sales returns prior to the release of any financial information. The Company’s experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements. Other comprehensive income consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income. The Company’s comprehensive income consists of unrealized gains and losses on available for sale securities.

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity. Based on the Company’s intent to invest in the securities at least through a minimum holding period, the Company’s available-for-sale securities are carried at fair value with net unrealized gain or (loss) recorded as a separate component of stockholders’ equity. Held-to-maturity securities are valued at amortized cost. If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

Property, Equipment and Depreciation

Property and Equipment consisted of the following at December 31, 2006:

Furniture and fixtures	$49,004
Computers	155,614
Equipment	6,457
Leasehold improvements	35,600
Total	$246,675
Less: Accumulated depreciation	(219,091)
Net property and equipment	$27,584

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are recorded at cost and amortized over five years. Depreciation expense for the years ended December 31, 2006 and 2005 was $5,260 and $8,245, respectively.

Cash and Equivalents

The Company considers cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories

Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. The Company does not process raw materials but rather have third party suppliers formulate, encapsulate and package finished goods.

Stock-Based Compensation

Effective January 1,2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

The Company did not grant any stock options in the years ended December 31, 2006 and 2005. Accordingly, no compensation cost has been recognized for the stock options granted to employees in the years ended December 31, 2006 and 2005. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

2005
Net Loss - as reported	$(435,224)
Net Loss - pro forma	N/A
Loss per share - as reported	$(0.01)
Loss per share - pro forma	N/A

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

	2006	2005
Dividend yield	N/A	N/A
Volatility	N/A	N/A
Risk free interest rate	N/A	N/A
Expected asset life	N/A	N/A

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

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products. The Company expenses advertising costs as incurred. Advertising expense totaled approximately $45,000 and $76,000 for the years ended December 31, 2006 and 2005, respectively, and is included in marketing expenses in the accompanying financial statements.

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
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded. The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved. The Company’s long-lived assets were tested for impairment at December 31, 2006 and no impairment was found.

Recently Issued Accounting Standards

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes”. The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements. Only tax positions that meet the “more likely than not” recognition threshold may be recognized. The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions. FIN No. 48 will be effective for the Company’s fiscal year ending December 31, 2007. The Company is currently evaluating the impact FIN No. 48 will have on the Company’s financial condition and results of operations. The Company does not presently believe that there are material tax positions that would result in a material impact upon implementation of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 will be effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132R”. This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on its financial condition and results of operations.

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

Note 3 - LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2006 and 2005 because the effect of their inclusion would be anti-dilutive.

	2006			2005
	Loss	Shares	Per share	Loss	Shares	Per share
Net (loss)	$(624,510)			$(435,224)
Preferred stock dividends	(140,416)			(294,850)

Basic loss per share

Loss available to common stockholders	$(764,926)	42,001,918	$(0.02)	$(730,074)	38,110,822	$(0.02)

Effect of dilutive securities		N/A		N/A

Diluted loss per share		42,001,918	$(0.02)		38,110,822	$(0.02)

Preferred stock convertible to 17,535,000 shares of common stock and warrants and options to purchase 10,574,137 shares of common stock were outstanding at December 31, 2006. Preferred stock convertible to 17,535,000 shares of common stock and warrants and options to purchase 8,612,708 shares of common stock were outstanding at December 31, 2005. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $140,416 would be added to increase the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2006. Preferred stock dividends of $294,850 would be added to increase the net loss available to common stockholders for purposes of calculating diluted loss per share for the year ended December 31, 2005.

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

Note 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. The Company estimates returns based on historical experience and record an allowance for product returns and uncollectible accounts receivable. Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns for the year ended December 31, 2006. The allowance for uncollectible accounts is zero at December 31, 2006.

Note 5 - PREFERRED STOCK

The Company has issued four classes of preferred stock with differing features and privileges as follows:

The first class, Class A preferred stock (“Class A”), has a $1.00 par value per share, no stated dividend preferences or rights, conversion rights by the holder at any time into the Company’s common stock on the basis of one share of preferred for one share of common stock and preference in liquidation of up to $1.00 per share. As of December 31, 2006, there were 35,000 shares of Class A issued and outstanding.

The second class, Class F preferred stock (“Class F”), has a $1.00 par value per share, a stated value of $80 per share, a 15% per annum cumulative dividend, no conversion rights into the Company’s common stock and no voting rights. By mutual agreement of the Company and the Class F shareholders the dividend rate was reduced to 12% in 2001. The Class F has an aggregate liquidation value of $936,800 at December 31, 2006. The Class F is redeemable at the Company’s option only at 105% of the stated value. The holders of the Class F have voting rights with respect to a merger or sale of substantially all of the Company’s assets. As of December 31, 2006, there were 11,710 shares of Class F issued and outstanding. 5,625 shares of the Class F were issued to one of the Company’s officers and directors, Karl H. Rullich, in exchange for $650,000 in debt owed by the Company in the year ended December 31, 2001. 6,085 shares of the Class F were issued to one of the Company’s other directors, O. Lee Tawes, III, in exchange for $486,800 in debt owed by the Company in the year ended December 31, 2004.

The third class, Class G preferred stock (“Class G”), has a par and face value of $1.00 per share, no stated dividend preferences or rights, no conversion rights into the Company’s common stock and is entitled to 250:1 votes on the Company’s common stock on any matters brought to a vote of the common stock shareholders. As of December 31, 2006, there were 200,000 shares of Class G issued and outstanding. On September 20, 2005, the Company’s Board of Directors authorized the issuance of 200,000 shares of Class G. The Company’s President& Chief Executive Officer, Neil Reithinger, and its Vice-President, Karl H. Rullich, each received 100,000 shares of the Class G for their conversion of $100,000 each of their accrued and unpaid salaries. The 200,000 shares of Class G represent 50,000,000 votes on any matter brought to a shareholder vote.

The fourth class, Class H preferred stock (“Class H”), has a par and face value of $1.00 per share, an 8% per annum cumulative dividend, conversion rights into the Company’s common stock at $0.02 per share and is entitled to one vote for every common shares owned on an if-converted basis. The Class H is redeemable at the option of the Company only at 115% of the face value. As of December 31, 2006, there were 350,000 shares of Class H issued and outstanding. The Class H was sold to a group of accredited investors for proceeds of $350,000. O. Lee Tawes, III, one of the Company’s directors, purchased approximately $155,000 of the Class H. In conjunction with the issuance of the Class H, the investors received 4,192,708 warrants for shares of the Company’s common stock at exercise prices ranging from $0.02 to $0.12. If all warrants are exercised, the Company would receive proceeds of $175,000. The 350,000 shares of Class H represent 17,500,000 votes on any matter brought to a shareholder vote.

The total authorization for all classes of preferred stock is 10,000,000 shares.

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

Note 6 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs. The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2006:

	Notes Payable		Accrued Salaries
Officer/Director	Amount	Accrued Interest	Amount	Accrued Interest

Neil Reithinger President & C.E.O.	$79,140	-	$87,127	-
Karl H. Rullich Vice-President	$52,400	$5,632	$123,958	-
O. Lee Tawes, III Director	$525,000	$141,280	-	-

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates. The foregoing transactions are on terms no less favorable that those that could be obtained from non-affiliates. Any such transaction must be reviewed by the Company’s independent Directors.

Note 7 - LEASE OBLIGATIONS

The Company leases its offices and warehouse under an operating lease that expires in 2008. Rent expense under this lease was $96,827 and $92,291 for the years ended December 31, 2006 and 2005, respectively. The future minimum lease obligation for the remaining term of the lease of twenty-one months at December 31, 2006 is $169,447.

Future minimum lease payments for the remaining term of the lease are as follows:

2007	96,827
2008	72,620
Total	$169,447

The lease provides for certain rent concessions. Rent expense is recorded as the total rent for the term of the lease amortized monthly using the straight line method. The difference between the amortized monthly rent and the actual payment is recorded as deferred rent. The balance in deferred rent expense is $17,159 and is included in accrued expenses. The balance in deferred rent expense will be reduced to zero at the end of the lease.

Note 8 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States. The Company’s product lines include primarily nutritional and dietary supplements. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

Net Sales
	2006	2005
Nutritional and Dietary Supplements:
United States	$659,535	$741,927
Canada	172,928	258,890
Asia	93,139	191,170
U.K./Europe	152,327	32,700
Total	$1,077,929	$1,224,687

Note 9 - CREDIT RISK AND OTHER CONCENTRATIONS

At December 31, 2006, approximately 25% of the Company’s trade accounts receivable balance was due from one customer. At December 31, 2005, approximately 32.9% of the Company’s trade accounts receivable balance was due from one customer.

From time to time, the Company’s bank balances exceed federally insured limits. At December 31, 2006, the Company’s balance did not exceed federally insured limits.

The Company receives approximately 26.8% of its manufactured product and finished goods from a single vendor. Management believes alternative sources are available, if required.

Note 10 - STOCK OPTIONS AND WARRANTS

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 6,500,000 in 1999. The 1996 Plan provides that shares granted come from the Company’s authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. At the Company’s Annual Meeting held on December 10, 2004, the Company’s shareholders approved the 2004 Stock Option Plan (the "2004 Plan"). There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a total of 9,642,500 shares available for stock grants under both plans, or 23.4% of the Company’s issued and outstanding common stock as of December 31, 2006, assuming all options under both plans were granted and exercised.

The Company did not grant any stock options in the years ended December 31, 2006 and 2005.

During the year ended December 31, 2006, the Company issued 500,000 shares at $0.02 through the exercise of warrants. During the year ended December 31, 2005, the Company issued shares through the exercise of warrants and employee options. One of the Company’s directors, O. Lee Tawes, III, exercised warrants for 1,725,000 shares at $0.04 per share and 300,000 shares at $0.08 per share. In addition, the Company’s Chief Executive Officer, Neil Reithinger, exercised a warrant for 163,140 at $0.08 per share and options for 600,000 shares and 307,500 shares at $0.08 and $0.07 per share, respectively, through the conversion of debt owed by the Company.

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

The summary of activity for the Company's stock options is presented below:

	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price

Options outstanding at beginning of year	3,100,000	$0.142	4,007,500	$0.160
Granted	-		-
Exercised	-	-	(907,500)	$0.075
Terminated/Expired	(30,000)		-
Options outstanding at end of year	3,070,000	$0.142	3,100,000	$0.170
Options exercisable at end of year	1,250,000	$0.127	1,250,000	$0.170
Options available for grant at end of year	6,572,500		6,542,500

Price per share of options outstanding	$0.023-$0.190		$0.023-$0.420

Weighted average remaining contractual lives	4.7 years		5.7 years

Weighted Average fair value of options granted during the year	-		-

The following table reflects a summary of common stock warrants outstanding at December 31, 2006:

		Weighted Average Exercise Price
Warrants outstanding at December 31, 2005	5,512,708	$0.07
Granted during the year	2,691,429
Exercised during the year	(500,000)
Expired during the year	(200,000)
Warrants outstanding at December 31, 2006	7,504,137	$0.04

The common stock warrants expire as follows in years ended December 31:

2007	-
2008	4,812,708
2009	120,000
2010	-
2011	2,571,429
7,504,137

Note 11 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets totaling $4,432,000 at December 31, 2006 were offset by a valuation allowance of $4,432,000 that was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $4,291,000of the net deferred income tax asset. The deferred income tax assets are comprised of the following at December 31, 2006:

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

Write-off of investment	$54,000
Compensation	87,000
Net operating loss carryforward	4,291,000

Total deferred income tax asset	4,432,000

Valuation allowance	(4,432,000)

Net total	$0

The Company has federal and state net operating loss carryforwards of approximately $11,704,000 and $4,779,000, respectively, at December 31, 2006. The federal net operating loss carryforwards expire in 2013 through 2026 and state loss carryforwards expire 2007 through 2011.

The valuation allowance was increased by $249,000 during the year ended December 31, 2006. The income tax benefit of $220,000 and $225,000 generated for the years ended December 31, 2006 and 2005, respectively, was offset by an equal increase in the valuation allowance. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards.

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	2006		2005
Federal statutory rates	$(212,000)	(34)%	$(148,000)	(34)%
State income taxes	(38,000)	(6)%	(26,000)	(6)%
Valuation allowance for operating loss carryforwards	249,000	39%	171,000	39%
Other	1,000	1%	3,000	1%
Effective rate	$0	0%	$0	0%

Note 12 - NOTES PAYABLE

Notes payable at December 31, 2006 consisted of the following:

Notes payable to a director. The notes bear interest at 10% per annum and are due May, 2005 - May, 2006. The notes are unsecured.	$525,000

Convertible notes payable - other. The notes bear interest at 12% and 15% per annum and were due December 2000 through August 2001. The notes are unsecured.	84,000

Note payable to officer. The note has a stated interest rate of 12% and was due November 2005. The note is unsecured.	52,400

Note payable to officer. The note bears no interest and has no specified due date. The note is unsecured.	79,140

Note payable - other. The note bears no interest, is unsecured and is due at such time that the Company reaches a positive stockholders’ equity.	150,000

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

Notes payable - other. The notes bear interest at 12% to 30% per annum and are due June 2003 through July 2007. Two of the notes are secured by personal guarantees of certain officers.	387,081

Senior notes payable - other. The notes bear interest at 10% per annum and are due September 2007. The notes are unsecured.	300,000

Business credit line. Note is due in monthly installments of principal and interest based on outstanding balance at a rate of 11.5% per annum until maturity. The note is unsecured and personally guaranteed by certain officers and directors. The maximum borrowing capacity is $100,000.	99,671

Net carrying amount of debt	1,677,292

Less: Discount on debt	162,971

Total	$1,514,321

The convertible debt outstanding at December 31, 2006 of $84,000 would be convertible into approximately 1,680,000 shares of the Company’s common stock at December 31, 2006, on the basis of the closing price of the stock on that date.

The senior notes payable contain a provision whereby the notes can be converted to debt or equity securities resulting from a change in control and the receipt of minimum proceeds from a Qualified Placement, as defined. In addition, the noteholders received a total of 2,571,429 warrants exercisable for the acquisition of common stock as the result of the Qualified Placement. The notes have been discounted for the fair value of the beneficial conversion feature and the warrants.

The Company is in default on scheduled debt repayments of $754,920 as of December 31, 2006. The creditors have not amended the notes nor have they demanded payment or accrual of interest. The fair value of these notes cannot be determined at December 31, 2006 because of the related party nature of the arrangements.

NOTE 13 - SUBSEQUENT EVENT - BUSINESS ACQUISITION

Subsequent to December 31, 2006, on April 5, 2007, effective March 30, 2007, the Company acquired, through a newly formed wholly-owned subsidiary, Baywood Acquisition, Inc., substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000. As provided in the Asset Purchase Agreement, dated March 30, 2007, among the Company, Baywood, LifeTime and the stockholders of LifeTime, the purchase price was payable in $7,600,000 in cash, $1,100,000 in our common stock valued at $0.05 per share, or 22,000,000 shares, an aggregate of $1,300,000 in promissory notes, consisting of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, assumption of indebtedness of approximately $1,100,000, and a five-year warrant to purchase 700,000 shares of our common stock at an exercise price of $0.05 per share. At the direction of LifeTime, the purchase price was delivered directly to the three shareholders of LifeTime, in the varying amounts specified by them. The 8% Notes and the 8% Convertible Notes each will be payable in equal quarterly installments over a two year period, commencing on June 30, 2007, with interest accruing from the date of issuance. The 8% Convertible Notes are convertible into shares of common stock at a conversion price of $0.05 per share, subject to adjustment for stock splits, combinations and other similar events.

BAYWOOD INTERNATIONAL, INC.
December 31, 2006 and 2005

NOTES TO FINANCIAL STATEMENTS

In connection with the acquisition, the Company raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of Units with each Unit consisting of 5,000 shares of Series I 8% Cumulative Convertible Preferred Stock, convertible into 1,250,000 shares of common stock at $0.04 per share, and a five-year Warrant to purchase 250,000 shares of common stock at an exercise price of $0.02 per share to a group of accredited investors, (ii) the issuance of 10% Notes in an aggregate principal amount of $1,000,000, (iii) the issuance of a 12% 2007 Bridge Note in the principal amount of $2,000,000, and (iv) bank financing in an aggregate principal amount of $2,000,000. As part of the offering, $300,000 of our outstanding indebtedness was converted into Units. The purchasers of the 10% Notes were issued warrants to purchase 10,000,000 shares of common stock, at an exercise price of $0.02 per share, and the purchaser of the 12% 2007 Bridge Note was issued warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share. The sale of the Units, 10% Notes and 12% Bridge Note was conducted through Northeast Securities, Inc. as the exclusive placement agent.

The Units were offered and sold to investors who qualified as “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933, as amended, pursuant to an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

*******