Form 10QSB
period 2007-03-31
BAYWOOD INTERNATIONAL INC
filed 2007-05-21
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number 000-22024

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

As of March 31, 2007, there were 42,667,288 shares of Baywood International, Inc. common stock, $0.001 par value outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

BAYWOOD INTERNATIONAL, INC.

BAYWOOD INTERNATIONAL, INC.
BALANCE SHEET
As of March 31, 2007

ASSETS
CURRENT ASSETS
Cash and equivalents	$34,968
Accounts receivable (net of allowance of $0)	43,605
Inventories	72,798
Prepaid expenses and other current assets	27,414
Total current assets	178,785

PROPERTY & EQUIPMENT
Computers & Equipment
(net of accumulated depreciation of $219,989)	26,685

OTHER ASSETS
Marketable securities	30,000
Deferred business acquisition costs	423,000
Total other assets	453,000

Total assets	$658,470

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$903,649
Interest payable	333,202
Dividends payable	489,352
Accrued liabilities	259,435
Notes payable	1,661,727
Total current liabilities	3,647,365

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Class A, 35,000 shares issued and outstanding	35,000
Class F, 11,710 shares issued and outstanding; stated value of $936,800	11,710
Class G, 200,000 shares issued and outstanding	200,000
Class H, 350,000 shares issued and outstanding	350,000
Common stock, $.001 par value,
200,000,000 shares authorized,
41,667,288 shares issued and outstanding	42,667
Additional paid-in capital	10,705,990
Accumulated other comprehensive loss	(7,500)
Accumulated deficit	(14,326,762)
Total stockholders' deficit	(2,988,895)
Total liabilities and stockholders' deficit	$658,470

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS

	3 Months Ended March 30,
	2007	2006

NET SALES	$206,133	$316,491

COST OF SALES	97,357	171,886
Gross profit	108,776	144,605

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	49,031	61,788
General and administrative expenses	155,092	154,914
Depreciation and amortization	898	1,482
Total selling, general and administrative expenses	205,021	218,184
Operating loss	(96,245)	(73,579)

OTHER INCOME (EXPENSE):
Interest expense	(131,764)	(36,215)
Total other (expense)	(131,764)	(36,215)

LOSS BEFORE INCOME TAXES	(228,009)	(109,794)

INCOME TAX PROVISION	-	-

NET LOSS	$(228,009)	$(109,794)

BASIC NET LOSS PER COMMON SHARE	$(0.01)	*

DILUTED NET LOSS PER COMMON SHARE	$(0.01)	*

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	42,667,288	41,631,732
*  Less than $(0.01) per share.

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	For the Period Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(228,009)	$(109,794)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	898	1,482
Amortization of debt discount	61,114	-
Amortization of deferred stock compensation	-	16,875
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	2,184	(8,626)
Decrease in inventory	3,846	13,390
Decrease in prepaid expenses	37,313	-
Increase in interest payable	34,985	17,780
Increase (decrease) in accounts payable and accrued liabilities	195,145	(46,074)
Net cash provided (used) by operating activities	107,476	(114,967)

INVESTING ACTIVITIES:
Capitalized business acquisition costs	(181,000)	-
Net cash (used) by investing activities	(181,000)	-

FINANCING ACTIVITIES:
Proceeds from notes payable	99,600	56,500
Proceeds from exercise of warrants and options for common stock	-	10,000
Proceeds from line of credit	6,474	9,885
Principal payments on notes payable and credit line	(19,782)	(43,526)
Net cash provided by financing activities	86,292	32,859

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD	12,768	(82,108)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	22,200	95,071
CASH AND EQUIVALENTS, END OF PERIOD	$34,968	$12,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$16,944	$13,641

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	$35,104	$28,104

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

Going Concern

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the financial statements accompanying this Quarterly Report on Form 10-QSB, the Company had a working capital deficiency of $3,468,580 at March 31, 2007.  The Company has had material operating losses and have had to rely on borrowings from officers, directors and other third parties to meet operating obligations.  The Company has not yet created positive cash flows and its ability to generate profitable operations is uncertain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed in Note 9 , the Company completed a business acquisition through a newly formed subsidiary on April 5, 2007, effective March 30, 2007.  The Company intends to integrate its newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations.  However, there is no assurance that profits from operations will generate sufficient cash flow to meet its working capital deficiency.

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

Property, Equipment and Depreciation

Property and Equipment consisted of the following at March 31, 2007:

Furniture and fixtures	$49,004
Computers	155,614
Equipment	6,457
Leasehold improvements	35,600
Total	$246,674
Less: Accumulated depreciation	(219,989)
Net property and equipment	$26,685

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over five years.  Depreciation expense for the period ended March 31, 2007 and 2006 was $898 and $1,482, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  The Company has adopted SFAS 123R using the modified prospective method.  Accordingly, prior period amounts have not been restated.  Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The Company did not grant any stock options in the three months ended March 31, 2007 and 2006.  Accordingly, no compensation cost has been recognized for the stock options granted to employees in those periods.

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

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products.  The Company expenses advertising costs as incurred.  Advertising expense totaled approximately $5,700 and $11,000 for the periods ended March 31, 2007 and 2006, respectively, and is included in marketing expenses in the accompanying financial statements.

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

The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded.  The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.  The Company’s long-lived assets were tested for impairment at March 31, 2007 and 2006 and no impairment was found.

Note 3 – LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the periods ended March 31, 2007 and 2006 because the effect of their inclusion would be anti-dilutive.

	Three Month Period ended			Three Month Period ended
	March 31, 2007			March 31, 2006
	Loss	Shares	Loss Per share	Loss	Shares	Loss Per share
Net (loss)	$(228,009)			$(109,794)
Preferred stock dividends	(35,104)			(35,104)

Basic loss per share

Loss available tocommon stockholders	$(263,113)	42,667,288	$(0.01)	$(144,898)	41,631,732	$(	*)

Effect of dilutive securities		N/A		N/A

Diluted loss per share		42,667,288	$(0.01)		41,631,732	$(	*)

Preferred stock convertible to 17,535,000 shares of common stock and warrants and options to purchase 10,574,137 shares of common stock were outstanding at March 31, 2007.  Preferred stock convertible to 17,535,000 shares of common stock and warrants and options to purchase 7,912,708 shares of common stock were outstanding at March 31, 2006.  These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.  Preferred stock dividends of $35,104 would be added to increase the net loss available to common stockholders for purposes of calculating diluted loss per share for the period ended March 31, 2007.  Preferred stock dividends of $28,104 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the period ended March 31, 2006.

Note 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  The Company estimates returns based on historical experience and record an allowance for product returns and uncollectible accounts receivable.  Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns for the period ended March 31, 2007 and 2006.  The allowance for uncollectible accounts is zero at March 31, 2007.

Note 5 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include primarily nutritional and dietary supplements.  The Company operates in only one reportable segment and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Net Sales
	2007	2006
Nutritional and Dietary Supplements:
United States	$150,052	$265,705
Canada	17,259	14,151
Asia	-	33,910
U.K./Europe	21,150	-
Other	17,672	2,725
Total	$206,133	$316,491

Note 6 - CREDIT RISK AND OTHER CONCENTRATIONS

At March 31, 2007, approximately 19% of the Company’s trade accounts receivable balance was due from one customer.

From time to time, the Company’s bank balances exceed federally insured limits.  At March 31, 2007, the Company’s balance did not exceed federally insured limits.

The Company’s products are manufactured through five different suppliers.  Management believes alternative sources are available, if required.

Note 7 – STOCK OPTIONS AND WARRANTS

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000 amended to 6,500,000 in 1999.  The 1996 Plan provides that shares granted come from the Company’s authorized but unissued common stock.  The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from date of grant.  At the Company’s Annual Meeting held on December 10, 2004, the Company’s shareholders approved the 2004 Stock Option Plan (the "2004 Plan").  There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a total of 9,642,500 shares available for stock grants under both plans, or 23.4% of the Company’s issued and outstanding common stock as of March 31, 2007, assuming all options under both plans were granted and exercised.

The Company did not grant any stock options in the periods ended March 31, 2007 and 2006.

Note 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets totaling $4,432,000 at December 31, 2006 were offset by a valuation allowance of $4,432,000 that was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $4,291,000 of the net deferred income tax asset.

The Company has federal and state net operating loss carryforwards of approximately $11,704,000 and $4,779,000 at December 31, 2006.  The federal net operating loss carryforwards expire in 2013 through 2026 and state loss carryforwards expire 2007 through 2011.

NOTE 9 – SUBSEQUENT EVENT – BUSINESS ACQUISITION

On April 5, 2007, effective March 30, 2007, the Company acquired, through a newly formed wholly-owned subsidiary, Baywood Acquisition, Inc., substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000.  As provided in the Asset Purchase Agreement, dated March 30, 2007, among the Company, Baywood, LifeTime and the stockholders of LifeTime, the purchase price was payable in $7,600,000 in cash, $1,100,000 in our common stock valued at $0.05 per share, or 22,000,000 shares, an aggregate of $1,300,000 in promissory notes, consisting of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, assumption of indebtedness of approximately $1,100,000, and a five-year warrant to purchase 700,000 shares of our common stock at an exercise price of $0.05 per share.  At the direction of LifeTime, the purchase price was delivered directly to the three stockholders of LifeTime, in the varying amounts specified by them.  The 8% Notes and the 8% Convertible Notes each will be payable in equal quarterly installments over a two year period, commencing on June 30, 2007, with interest accruing from the date of issuance.  The 8% Convertible Notes are convertible into shares of common stock at a conversion price of $0.05 per share, subject to adjustment for stock splits, combinations and other similar events.

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

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006.  These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2006 Annual Report on Form 10-KSB.

Item 2 - Management's Discussion and Analysis

This “Management’s Discussion and Analysis” should be read in conjunction with our Financial Statements, including the related notes, appearing in our 2006 Annual Report on Form 10-KSB.  For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended March 31, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.

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

Forward Looking Statements Disclaimer

Statements in this Form 10-QSB Annual Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in our 2006 Annual Report on Form 10-KSB, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission.

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

From time to time, we experience back orders that result from variations in demand for product outside of our control or expectations.  As of March 31, 2007, we had no significant customer backlog.  As we sell our products to existing customers and attempt to increase distribution, our needs for capital to fund further increases in inventory become greater and more difficult to manage.  We consider this an important issue for management to resolve as we attempt to grow our business.  We are attempting to generate positive cash flows as we grow by maintaining costs.  However, we will require increasing cash flows to finance our needs for inventory and to promote our brands in order to successfully build the distribution of our products into the marketplace.

Results of Operations for the Three Month Periods Ending March 31, 2007 and 2006

Net sales for the three months ended March 31, 2007 were $206,133 compared to net sales of $316,491 for the same period last year, a decrease of 34.9%.  The decrease in net sales for the three month period is primarily due a decrease in sales to our customers in the U.S. that resulted from our inability to finance the promotion and marketing of our products for our retail customers.  In addition, since our business is dependent on the introduction of new products, the decrease in sales was also a result of our inability to properly finance the inventory to supply any new products into the marketplace.  In addition, we began transitioning to a new distributor in Canada during the three months ended March 31, 2007 and did not promote certain of our products with our existing distributor, True North Nutrition, during that time.  Subsequent to March 31, 2007, we successfully transitioned and resumed sales in Canada to our new distributor, Inno-Vite, and will begin promoting our products through their distribution channels.

Our gross profit margin for the three month period ended March 31, 2007 was 52.8% compared to 45.7% for the same period last year.  The overall increase of 7.1% in gross profit margin is primarily due to the effects of a different mix of sales of products to our customers as well as a reduction in the utilization of sales discounts that we implement from time to time to expand our existing products to our retail customers and distributors or introduce new products to our retail customers and distributors.  Furthermore, any impact of any higher margin products as part of that mix of sales will have a higher impact on gross margin percentages when factored into a lower amount of sales.  Any fluctuations in gross margins that may occur in the North American market are not, in management’s belief, indicative of general pricing pressure on our brands in the marketplace.  Certain of these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the three month period ended March 31, 2007 were $155,092 compared to $154,914 for the same period last year, an increase of $178, or less than 1%, compared to the same period last year.  As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly.  We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase.  We expect that we will continue to seek further operational efficiencies and monitor our cash flow, even as we strive to increase sales.

Interest expense for the three months ended March 31, 2007 was $131,764 compared to $36,215 for the same period last year, an increase of $95,549.  Our interest expense was incurred from interest on notes payable to officers, directors and third parties, as well as from our outstanding bank line of credit.  The increase in interest expense in the three months ended March 31, 2007 as compared to the same period last year is due to an increase in principal amount of notes including a bridge loan we received in September of 2006 as well as the amortization of certain debt discounts associated with that bridge loan that are being amortized over the life of the loan.  The amortization of that debt discount, which is reflected in the financial statements as an interest expense, was $61,114 for the three months ended March 31, 2007.

There is no income tax benefit recorded because any potential benefit of the operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Net loss for three months ended March 31, 2007 was $(228,009), or $(0.01) per share, as compared to $(109,794), or less than $(0.01) per share for the same period last year.

Liquidity and Capital Resources

As of March 31, 2007, we had $178,785 in current assets of which $78,573, or 44%, was cash and receivables.  Total current liabilities for the same period totaled $3,647,365.  This represents a ratio of current assets to current liabilities of .05 at March 31, 2007.

At March 31, 2007, we had a net working capital deficiency of approximately $3,468,580.  Our need for cash in 2006 was primarily funded through loans and operational cash flow.

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

Hong Kong Trustful Pharmaceutical Company Limited, or HKT, is an affiliated company of Dr. Francis Choi, our former major stockholder and primary holder of our preferred stock.  Prior to the year ended December 31, 2005, we had an arrangement with HKT whereby dividends payable to Dr. Choi would be offset by sale of product to HKT.  On orders from HKT, except for certain designated products, one-third of the sales price was applied against the dividend payable obligation.  These sales were priced at 15% off of the normal list price to HKT.  Revenue was recognized in a manner consistent with other non-affiliate sales, net of the 15% discount.  This process was conducted only when HKT provided a purchase order for products that HKT needed during the normal course of its business.  We believed that the terms of this arrangement were on terms as favorable as could have been obtained from unrelated third parties.

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

We are in default on scheduled certain debt repayments.  The creditors have not amended the Notes nor have they demanded payment or accrual of interest.  The fair value of these Notes cannot be determined at March 31, 2007 because of the related party nature of the arrangements.  We maintain a close relationship with these creditors as a substantial portion of the amounts due are held by our officers and directors.  In order to assist us in our cash flow needs, these insiders have elected to defer their debt repayments knowing that their getting repaid may take an indeterminable amount of time.  While we could attempt to raise additional debt or equity financing to pay such debts, we believe that the market to raise new debt or additional equity capital for the purposes of paying down existing debt is limited at this time.  Therefore, we have had to revert to focusing our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts.  If we determine that the market to raise new debt or additional equity capital to pay down existing debt becomes more viable, we will explore this option at that time.  If the creditors demand payment in the near term, we would not have the funds to repay these obligations, and we would be required to raise capital from outside sources in a relatively short period of time or renegotiate the obligations under terms that allow for repayment over time and that are acceptable to the creditors.

On April 5, 2007, effective March 30, 2007, we acquired, through a newly formed wholly-owned subsidiary, Baywood Acquisition, Inc., substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000.  As provided in the Asset Purchase Agreement, dated March 30, 2007, among us, Baywood, LifeTime and the stockholders of LifeTime, the purchase price was payable in $7,600,000 in cash, $1,100,000 in our common stock valued at $0.05 per share, or 22,000,000 shares, an aggregate of $1,300,000 in promissory notes, consisting of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, assumption of indebtedness of approximately $1,100,000, and a five-year warrant to purchase 700,000 shares of our common stock at an exercise price of $0.05 per share.  At the direction of LifeTime, the purchase price was delivered directly to the three stockholders of LifeTime, in the varying amounts specified by them.  The 8% Notes and the 8% Convertible Notes each will be payable in equal quarterly installments over a two year period, commencing on June 30, 2007, with interest accruing from the date of issuance.  The 8% Convertible Notes are convertible into shares of common stock at a conversion price of $0.05 per share, subject to adjustment for stock splits, combinations and other similar events.

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

We believe that our needs for capital over the next 12 to 24 months will be minimized if we are able to experience increases in sales via the introduction of new products, support our inventory needs and adequately support the promotion of our products in the marketplace.  As of March 31, 2007, we expect our existing cash to last one to two months.  Since our existing operations are capable of absorbing growth without any further operational expense, any increases in sales will allow us to lessen our needs for long-term capital.  However, as we expand our product lines more rapidly and attempt to implement more aggressive advertising programs that require further investments of capital, we will need to raise the necessary capital for this at that time.  Since management has no immediate plans for aggressive product expansion and advertising promotion, the amount and nature of how we would raise any necessary funds cannot be determined at this time.

Off Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet transactions.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

As of March 31, 2007, we were not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such.

Item 2 - Unregistered Sales of Equity Securities

We did not sell any unregistered securities in the three month period ended March 31, 2007.

Item 3 - Defaults Upon Senior Securities and Use of Proceeds

We did not default upon senior securities in the three month period ended March 31, 2007.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended March 31, 2007.

Item 5 - Other Information

None.

Item 6 - Exhibits

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

4.9 – Certificate of Designation of Series I 8% Cumulative Convertible Preferred Stock, dated March 30, 2007 (included as Exhibit 4.X to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

10.7 – Form of Common Stock Purchase Warrant between the Company and certain investors dated March 30, 2007 (included as Exhibit 4.III to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.8 –10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and O. Lee Tawes, III, on the other side, dated March 30, 2007 (included as Exhibit 4.IV to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.9 –10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and John Talty on the other side, dated March 30, 2007 (included as Exhibit 4.IV to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

10.12 – 12% 2007 Bridge Loan Agreement between the Company and JSH Partners and Guaranty executed by O. Lee Tawes, dated March 30, 2007 (included as Exhibit 4.VI to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.13 – Common Stock Purchase Warrant between the Company and JSH Partners, dated March 30, 2007 (included as Exhibit 4.VII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

10.16 – Common Stock Purchase Warrants issued by the Company to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.IX to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.17 - Business Loan Agreement dated March 30, 2007, with the Company and Baywood Acquisition, Inc., as Borrowers, and Vineyard Bank N.A., dated March 20, 2007 (included as Exhibit 4.XI to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.18 – Promissory Note issued by the Company and Baywood Acquisition, Inc. to Vineyard Bank N.A., dated March 30, 2007 (included as Exhibit 4.XII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.19 – Promissory Note issued by the Company and Baywood Acquisition, Inc. to Vineyard Bank N.A., dated March 30, 2007 (included as Exhibit 4.XIII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

Dated: May 18, 2007	/s/ Neil Reithinger
Neil Reithinger
Baywood International, Inc.	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer