Form 10KSB/A
period 2006-12-31
BAYWOOD INTERNATIONAL INC
filed 2007-07-20
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

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

The competition for shelf space at retailers is intense.  We have ongoing discussions with our retail customers with regard to the allocation of shelf space and the level of promotional support for our products.  Retailers look to us for promotional support of our products in order to maximize sales.  We look to retailers for advantageous placement of our products and promotion of our products in promotional media such as newspaper advertisements.  Additionally, we often provide product displays for our products to retailers as a marketing aid to help them display and sell our products.  The potential costs of certain promotions, advertising and other marketing support to retailers that can be used can be very high.  We therefore have to evaluate which programs to choose based on the potential costs involved and to ensure that our efforts are profitable.  For any promotions, advertising and other marketing support that we do choose, the costs of such programs are expensed as incurred, since most programs affect the current period in which they are incurred.  With respect to advertising, the cost of such advertising, whether in print or otherwise, is expensed in the statement of operations in the period in which the advertising runs. The benefits that we provide to our retailers are sufficiently separable from the retailer’s purchase of our products because we can purchase and provide that marketing support from another party that does not purchase our products.  In cases where we participate in cooperative advertising, the fair value of the benefit of any marketing or advertising is readily determinable based on the retailer’s cost for the advertising and the portion of any marketing or advertising that includes our products.  For the periods presented, marketing, promotion and advertising expense totaled approximately $45,000 and $76,000 for the years ended December 31, 2006 and 2005, respectively, and is included in marketing expenses in the Statement of Operations.

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

21.1 - Subsidiaries of the Registrant (included as Exhibit 21.1 to the Form 10-KSB filed April 16, 2007, and incorporated herein by reference).

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

Dated: July 20, 2007	/s/ Neil Reithinger
Neil Reithinger
Baywood International, Inc.	Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Neil Reithinger	Chairman of the Board, Principal Executive
Neil Reithinger	Officer, Principal Accounting Officer and	July 20, 2007
Principal Financial Officer

/s/ Karl H. Rullich	Vice-President, Secretary and Director	July 20, 2007
Karl H. Rullich

/s/ O. Lee Tawes, III	Director	July 20, 2007
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

The competition for shelf space at retailers is intense.  The Company has ongoing discussions with its retail customers with regard to the allocation of shelf space and the level of promotional support for its products.  Retailers look to the Company for promotional support of its products in order to maximize sales.  The Company looks to retailers for advantageous placement of its products and promotion of its products in promotional media such as newspaper advertisements.  Additionally, the Company often provides product displays for its products to retailers as a marketing aid to help them display and sell its products.  The potential costs of certain promotions, advertising and other marketing support to retailers that can be used can be very high.  The Compnay therefore has to evaluate which programs to choose based on the potential costs involved and to ensure that its efforts are profitable.  For any promotions, advertising and other marketing support that the Company does choose, the costs of such programs are expensed as incurred,since most programs affect the current period in which they are incurred.  With respect to advertising, the cost of such advertising, whether in print or otherwise, is expensed in the statement of operations in the period in which the advertising runs. The benefits that the Company provides to its retailers are sufficiently separable from the retailer’s purchase of its products because the Company can purchase and provide that marketing support from another party that does not purchase its products.  In cases where the Company participates in cooperative advertising, the fair value of the benefit of any marketing or advertising is readily determinable based on the retailer’s cost for the advertising and the portion of any marketing or advertising that includes the Company’s products.  For the periods presented, marketing, promotion and advertising expense totaled approximately $45,000 and $76,000 for the years ended December 31, 2006 and 2005, respectively, and is included in marketing expenses in the Statement of Operations.

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