Form 10QSB/A
period 2007-03-31
BAYWOOD INTERNATIONAL INC
filed 2007-07-20
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

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

The competition for shelf space at retailers is intense.  The Company has ongoing discussions with its retail customers with regard to the allocation of shelf space and the level of promotional support for its products.  Retailers look to the Company for promotional support of its products in order to maximize sales.  The Company looks to retailers for advantageous placement of its products and promotion of its products in promotional media such as newspaper advertisements.  Additionally, the Company often provides product displays for its products to retailers as a marketing aid to help them display and sell its products.  The potential costs of certain promotions, advertising and other marketing support to retailers that can be used can be very high.  The Company therefore has to evaluate which programs to choose based on the potential costs involved and to ensure that its efforts are profitable.  For any promotions, advertising and other marketing support that the Company does choose, the costs of such programs are expensed as incurred, since most programs affect the current period in which they are incurred.  With respect to advertising, the cost of such advertising, whether in print or otherwise, is expensed in the statement of operations in the period in which the advertising runs. The benefits that the Company provides to its retailers are sufficiently separable from the retailer’s purchase of its products because the Company can purchase and provide that marketing support from another party that does not purchase its products.  In cases where the Company participates in cooperative advertising, the fair value of the benefit of any marketing or advertising is readily determinable based on the retailer’s cost for the advertising and the portion of any marketing or advertising that includes the Company’s products.  For the periods presented, marketing, promotion and advertising expense totaled approximately $45,000 and $76,000 for the years ended December 31, 2006 and 2005, respectively, and is included in marketing expenses in the Statement of Operations.

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

During the period ended March 31, 2007, we incurred a net loss of $228,009, but experienced a net increase in cash provided by operating activities of $107,476.  This was primarily due to an increase in accounts payable and accrued expenses of $195,145 that occurred as a result of legal fees we recorded as part of our offering for Cumulative Convertible Preferred Stock and transaction to acquire Nutritional Specialties, Inc. d/b/a LifeTime.  These legal fees were accrued, but not paid as of March 31, 2007.

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