Form 10QSB
period 2007-06-30
BAYWOOD INTERNATIONAL INC
filed 2007-08-20
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, there were 131,596,110 shares of Baywood International, Inc. common stock, $0.001 par value outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

BAYWOOD INTERNATIONAL, INC.

BAYWOOD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of June 30, 2007

ASSETS
CURRENT ASSETS
Cash and equivalents	$1,160,316
Accounts receivable (net of allowance of $100,190)	915,264
Inventories	1,283,594
Prepaid expenses and other current assets	106,562
Total current assets	3,465,736

PROPERTY & EQUIPMENT
Computers & Equipment (net of accumulated depreciation of $374,341)	39,803

OTHER ASSETS
Marketable securities	150
Note receivable - related party	100,000
Investment in Nutritional Specialties, Inc.	9,445,192
Debt acquisition costs	620,051
Total other assets	10,165,393

Total assets	$13,670,932

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,087,091
Interest payable	215,835
Dividends payable	222,238
Accrued liabilities	377,339
Notes payable - current portion	1,515,680
Total current liabilities	3,418,183

NON CURRENT LIABILITIES
Notes Payable	5,844,921

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Class A, 35,000 shares issued and outstanding	35,000
Class H, 23,558 shares issued and outstanding	23,558
Class I, 540,000 shares issued and outstanding	528
Common stock, $.001 par value, 200,000,000 shares authorized, 131,596,110 shares issued and outstanding	131,596
Additional paid-in capital	19,205,906
Accumulated other comprehensive loss	(37,350)
Accumulated deficit	(14,951,410)
Total stockholders' deficit	4,407,828
Total liabilities and stockholders' deficit	$13,670,932

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET SALES	$3,206,550	$378,205	$3,412,683	$694,695

COST OF SALES	1,892,664	202,726	1,990,022	374,613
Gross profit	1,313,886	175,479	1,422,661	320,082

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	428,258	71,296	477,288	133,084
General and administrative expenses	556,339	168,153	711,431	323,065
Depreciation and amortization	686	1,457	1,584	2,939
Total selling, general and administrative expenses	985,283	240,906	1,190,303	459,088
Operating income (loss)	328,603	(65,427)	232,358	(139,006)

OTHER INCOME (EXPENSE):
Interest income	4,268	-	4,313	-
Miscellaneous income	183,165	-	183,165	-
Amortization of debt discount	(317,814)	-	(329,064)	-
Amortization of debt acquisition costs	(433,860)	-	(433,860)	-
Interest expense	(226,549)	(39,164)	(347,108)	(75,379)
Total other (expense)	(790,790)	(39,164)	(922,554)	(75,379)

INCOME (LOSS) BEFORE INCOME TAXES	(462,187)	(104,591)	(690,196)	(214,385)

INCOME TAX PROVISION	-	-	-	-

NET (LOSS)	$(462,187)	$(104,591)	$(690,196)	$(214,385)

BASIC NET (LOSS) PER COMMON SHARE	*	*	$(0.01)	*

DILUTED NET (LOSS) PER COMMON SHARE	*	*	$(0.01)	*

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	118,932,900	41,687,288	83,423,590	41,659,664
* Less than $(0.01) per share.

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net (loss)	$(690,196)	$(214,385)
Adjustments to reconcile net (loss) to cash used by operating activities:
Depreciation and amortization	1,584	2,939
Amortization of debt discount	492,035	-
Amortization of debt acquisition costs	332,003	46,459
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	213,073	(18,211)
(Increase) in inventory	(94,016)	(17,920)
Decrease in prepaid expenses	23,591	-
Increase in interest payable	138,648	39,576
(Decrease) in accounts payable and accrued liabilities	(541,877)	(46,737)
Net cash (used) by operating activities	(125,155)	(208,279)

INVESTING ACTIVITIES:
Purchase of Nutritional Specialties, Inc., net of cash acquired	(7,235,016)	-
Net cash (used) by investing activities	(7,235,016)	-

FINANCING ACTIVITIES:
Proceeds from notes payable	4,572,419	265,500
Proceeds from exercise of warrants and options for common stock	-	10,000
Proceeds from sale of common and preferred stock	4,908,557	-
Fees paid in connection with raising capital	(690,390)	-
Payment of dividends	(14,538)	-
Proceeds from line of credit	-	31,435
Principal payments on notes payable and credit line	(277,761)	(128,488)
Net cash provided by financing activities	8,498,287	178,447

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD	1,138,116	(29,832)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	22,200	95,071
CASH AND EQUIVALENTS, END OF PERIOD	$1,160,316	$65,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$143,496	$22,994

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired from Nutritional Specialties, Inc. net of cash	$136,593	$-
Accrued preferred stock dividends	$117,144	$70,208
Common stock issued in connection with acquisition	$1,100,000	$-
Debt converted to common stock	$585,969	$-
Conversion of preferred to common stock	$538,152	$-
Debt issued in connection with acquisition	$1,300,000	$-
Exchange of accounts payable for common stock	$65,000	$-
Value of warrants issued in connection with raising capital and debt	$1,088,693	$-
Value of warrants issued in relation to debt	$867,890	$-
Common stock issued in lieu of dividends	$9,647	$-
Decrease in market value of investment available-for-sale	$29,850	$-

See accompanying notes to financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Baywood International, Inc. (the “Company”) is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE®, Baywood SOLUTIONS®, Baywood EVOLUTION™, Complete La Femme® and LifeTime®.  The Company distributes its products through independent and chain health food stores, pharmacies, grocery stores, and other direct-to-consumer channels both internationally and domestically.

HISTORY

The Company incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986.  In March 1992, the Company changed its name to Baywood International, Inc.  Between 1992 and 1998, the Company directed most of its sales efforts to international markets and established either distribution or registration of its products in certain Pacific Rim and European countries.  Prior to 1998, the Company relied on the distribution of one main product to one major customer in China.  In March 1998, due to governmental restrictions in China, this customer discontinued its purchases, which caused a dramatic decrease in the Company’s sales in 1998.

Throughout 1998 and the first six months of 1999, the Company completely revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors.  As a result, the Company transformed its business with a new marketing image, product lines, marketing campaign, and distribution channels.  Through 2006, the Company focused on strengthening the brand awareness and sales of its product lines, Baywood PURECHOICE®, Baywood SOLUTIONS®, Baywood EVOLUTION™ and Complete La Femme® and any other branded lines the Company choose to develop in North America and internationally through designated distributors.  Where the Company had experienced a high concentration of sales with one major customer in the international market up through 1998, its domestic marketing strategies have now diversified its sales to thousands of customers in the retail health food market.

On September 13, 2001, the Company formed EpiPharma, Inc. as a subsidiary, to develop and produce complex nutraceuticals and other novel technologies for therapeutic applications.  The Company’s objective was to utilize EpiPharma as a vehicle to pursue the acquisition and investment in other novel, cutting-edge technologies and companies in the healthcare field.  In August 2005, EpiPharma entered into a letter of intent to merge with Strategic Healthcare Systems, Inc., a healthcare management company.  On December 29, 2005, EpiPharma entered into a definitive Securities Purchase Agreement and Plan of Reorganization with Strategic Healthcare Systems whereby Strategic Healthcare Systems and the stockholders of Strategic Healthcare Systems sold, and EpiPharma purchased, all of the outstanding shares of capital stock of Strategic Healthcare Systems, in exchange for an aggregate of 95,000,000 shares of EpiPharma’s common stock held by the Company.  In connection with this agreement, the Company retained 1,500,000 shares of EpiPharma’s common stock and received 500,000 shares of EpiPharma’s Series A Preferred Stock, par value $0.001 per share.  In addition, the Company received cash of $200,000.  The combination of cash and shares received under this agreement resulted in a gain on sale of subsidiary in the Company’s financial statements.  Furthermore, Neil Reithinger, the Company’s President, Chief Executive Officer and Acting Chief Financial Officer, resigned all of his positions as an officer of EpiPharma, including, without limitation, his position as President and Karl Rullich, the Company’s Vice President, resigned all of his positions as an officer and director of EpiPharma, including his positions as Vice President, Secretary and Treasurer.  Concurrently with Mr. Reithinger’s and Mr. Rullich’s resignations of their positions within EpiPharma, the existing management of Strategic Healthcare Systems assumed control of the management of EpiPharma.  On March 9, 2006, EpiPharma changed its name from EpiPharma, Inc. to Strategic Healthcare Systems, Inc.

On September 19, 2006, the Company completed the 2006 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of Senior Convertible Notes and (ii) Bridge Warrants to purchase 428,571 shares of the Company’s common stock at a price per share of $0.035, which represents 30% of the principal amount divided by the exercise price.  The Senior Convertible Notes will mature on the earlier of (a) 12 months after initial issuance, (b) upon the consummation by the Company of a merger, business combination, sale of all or substantially all of its assets or other change of control or (c) following the closing of a Qualified Placement.  The principal amount and accrued interest on the Senior Convertible Notes were convertible, at the option of each investor, into the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  Investors in the 2006 Bridge Financing have customary "piggyback" registration rights, as well as in certain cases the right to demand that the Company file a single registration statement, in each case with respect to the shares of its common stock issuable upon exercise of the Bridge Warrants.  Registration rights, if any, with respect to any capital stock issuable upon conversion of the Senior Convertible Notes were to be set forth in the terms of the Qualified Placement.  The Company used the net proceeds of the 2006 Bridge Financing for working capital purposes.  As of March 30, 2007, the investors converted all of the Senior Convertible Notes into six Units in the 2007 Private Placement, and the Company paid all accrued interest in cash in the aggregate amount of $16,832.

On April 5, 2007, effective March 30, 2007, the Company acquired, through Baywood Acquisition, substantially all of the assets, and assumed certain liabilities, of NSI, for a purchase price of approximately $11,100,000.  As provided in the Asset Purchase Agreement, the purchase price was payable as to $7,600,000 in cash, $1,100,000 in the Company’s common stock (valued at $0.05 per share, or 22,000,000 shares), an aggregate of $1,300,000 in promissory notes of the Company, consisting of the 8% Notes in the aggregate amount of $700,000 and the 8% Convertible Notes in the aggregate amount of $600,000, assumption of indebtedness of approximately $1,100,000, and the Seller Warrants.

In connection with the acquisition, the Company raised an aggregate of $10,215,000, including (i) $5,215,000 in the 2007 Private Placement, with each Unit consisting of 5,000 Preferred Shares, convertible into 1,250,000 shares of common stock at $0.04 per share, and the Investor Warrants to purchase 250,000 shares of common stock at an exercise price of $0.02 per share, (ii) the issuance of the 10% Notes in an aggregate principal amount of $1,000,000, (iii) the issuance of the 12% Bridge Note in the principal amount of $2,000,000, and (iv) the Bank Financing in an aggregate principal amount of $2,000,000.  As part of the Offering, $300,000 of the Company’s Senior Convertible Notes was converted into an aggregate of six Units.  The purchasers of the 10% Notes were issued the 10% Note Warrants to purchase an aggregate 10,000,000 shares of common stock, at an exercise price of $0.02 per share, and the purchaser of the 12% Bridge Note was issued the 12% Bridge Note Warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.05 per share.  Following the Initial Offering and until the termination of the 2007 Private Placement effective as of July 16, 2007, the Company sold an additional 3.7 Units for an aggregate purchase price of $185,000.  The sale of the Units, 10% Notes and 12% Bridge Note was conducted through NES as the exclusive placement agent.

The 10% Note (i) bears interest at the rate of 10% per annum, payable monthly in arrears, commencing April 30, 2007, (ii) is payable as to $500,000 of principal on February 28, 2008 and as to the balance, if not paid by the Company by February 28, 2009, will become a demand note from and after such date, (iii) is subject to prepayment by the Company without premium or penalty, but with accrued interest, after March 1, 2008, or at any time upon the closing of any offering of equity securities of the Company after the 2007 Private Placement for aggregate gross proceeds of at least $4,000,000, (iv) is subject to mandatory prepayment at the option of the holder upon the occurrence of a sale of the business or other change of control, as defined in the 10% Note, (v) is entitled to the same registration rights for the 10% Note Warrants and the Common Stock issuable upon exercise thereof as are being granted to investors in the 2007 Private Placement, and (vi) is subordinated to the prior payment of the indebtedness incurred in the Bank Financing, except that scheduled principal and interest payments may be made so long as the Bank Financing is not in default.

The 12% 2007 Bridge Note (i) bears interest at the rate of 12% per annum, payable at maturity, (ii) is payable 90 days after the date of issuance, (iii) is subject to a late charge of 5% of any amount not paid within 15 days of the due date; (iv) is entitled to the same registration rights for the 12% Bridge Note Warrants and the Common Stock issuable upon exercise thereof as are being granted to investors in the 2007 Private Placement, and (v) is subordinated to the prior payment of the indebtedness incurred in the Bank Financing, except that scheduled principal and interest payments may be made so long as the Bank Financing is not in default.  Payment of principal and interest on the 12% 2007 Bridge Note has been unconditionally guaranteed by O. Lee Tawes, III, an affiliate of the Placement Agent and a member of the Board.

The Bank Financing was provided by Vineyard Bank, and consisted of a $1,500,000 term loan and a $500,000 revolving line of credit loan to the Company.   The term loan, which was closed as of March 30, 2007, has a three-year maturity with a 10-year amortization, at an interest rate of 9% per annum.  The revolving line of credit loan has a two-year maturity at an interest rate equal to the prime rate plus 1%, fully floating, payable interest only until maturity, and requires one consecutive 30-day period each year when no revolving line of credit debt is outstanding.  Both loans are secured by a first priority security interest in all business assets of the Company.  Both loans contain financial covenants, including cash flow coverage and leverage ratios.

On July 12, 2007, the Company repaid the 12% 2007 Bridge Note from the proceeds of a Refinancing from Vineyard Bank, consisting of a $2,000,000 term loan having a two-year maturity, at an interest rate equal to the prime rate plus 2%.  The Refinancing is secured by the same collateral and contains substantially the same terms and conditions as the Bank Financing.  Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III.

The purchasers of the 10% Notes were O. Lee Tawes, III, and his designee.  Mr. Tawes, Mr. David Tsiang, a member of the Board and the Managing Director of Investment Banking of the Placement Agent, NES and other affiliates or employees of the Placement Agent also purchased an aggregate of $1,060,000 of Units in the 2007 Private Placement.  Other affiliates or employees of the Placement Agent also purchased an aggregate of four Units in the 2006 Bridge Financing.

The Board has authorized, and the Company’s stockholders, by written consent of a majority entitled to vote thereon, have approved, the Charter Amendment.  It is intended that the Charter Amendment will not become effective, however, until twenty (20) days after the Information Statement has been filed with and approved by the SEC and delivered to the stockholders. The Company filed the Information Statement on June 7, 2007, which has since been reviewed by the SEC.  The Company filed an amended Information Statement on July 9, 2007, which has since been reviewed by the SEC.  The Company expects to file an amended Information Statement on or about the third week of August.  Accordingly, purchasers in this Offering who elect to convert their Convertible Preferred Stock or exercise their Registered Warrants before the Charter Amendment becomes effective may be unable to do so in full or in part because the Company, prior to the Charter Amendment becoming effective, may not have sufficient authorized shares of common stock to deliver to the purchaser.

The Company has caused Baywood Acquisition to change its name to Nutritional Specialties, Inc., d/b/a LifeTime® (“LifeTime”) and it is operating LifeTime as a separate subsidiary, based at its current location in Orange, California.  Mr. Tom Pinkowski, formerly the President of NSI, is now a Vice President of the Company and the President of LifeTime.

The Company’s principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. The Company’s telephone number is (480) 951-3956 and its web address is www.bywd.com.  The Company does not intend for the content of its website to be incorporated into this quarterly report.

Going Concern

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the financial statements accompanying this Quarterly Report on Form 10-QSB, the Company had net working capital of $47,553 at June 30, 2007.  The Company has had material operating losses and have had to rely on borrowings from officers, directors and other third parties to meet operating obligations.  The Company has not yet created positive cash flows and its ability to generate profitable operations is uncertain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed herein, the Company completed a business acquisition through a newly formed subsidiary on April 5, 2007, effective March 30, 2007.  The Company intends to integrate its newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations.  However, there is no assurance that profits from operations will generate sufficient cash flow to increase the Company’s net working capital.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when the product is shipped.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  If returned, the Company’s customers are responsible for returning merchandise in resalable condition.  Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way.  All price tags and glue residue must be removed prior to return if credit is expected.  A restocking fee of 15% is assessed if the Company removes any price tags or glue residue, and the Company does not accept products kept longer than two years.  Expired products will be credited upon return at 50% of the original purchase price. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable.  Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer.  This information is used by management to estimate any sales returns prior to the release of any financial information.  The Company’s experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

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

Property, Equipment and Depreciation

Property and Equipment consisted of the following at June 30, 2007:

Furniture and fixtures	$77,500
Computers	217,781
Equipment	53,963
Leasehold improvements	64,900
Total	414,144
Less: Accumulated depreciation	374,341
Net property and equipment	$39,803

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over five years.  Depreciation expense for the period ended June 30, 2007 and 2006 was $1,584 and $2,939, respectively.

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

The Company did not grant any stock options in the three and six months ended June 30, 2007 and 2006.  Accordingly, no compensation cost has been recognized for the stock options granted to employees in those periods.

Income Taxes

The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.  The Company has adopted SFAS No. 128, “Earnings Per Share”.

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products.  The Company expenses advertising costs as incurred.  Advertising expense totaled approximately $95,000 and $35,000 for the six month periods ended June 30, 2007 and 2006, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Financial Instruments

Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses and notes payable.  The carrying amounts of cash, accounts receivable, accounts payable, certain notes payable and accrued expenses approximate fair value because of the short term maturity of those instruments.  The fair value of notes payable to related parties could not be determined because of conversion features and the affiliated nature of those instruments.

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

The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded.  The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.  The Company’s long-lived assets were tested for impairment at June 30, 2007 and 2006 and no impairment was found.

Note 3 – INCOME (LOSS) PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the periods ended June 30, 2007 and 2006 because the effect of their inclusion would be anti-dilutive.

Three Months	June 30, 2007				June 30, 2006
	Loss	Shares	Loss Per share		Loss	Shares	Loss Per share
Net (loss)	$(462,187)				$(104,591)
Preferred stock dividends	(117,144)				(35,104)

Basic loss per share

Loss available to common stockholders	$(579,331)	118,932,900	$(	*)	$(139,695)	41,687,288	$(	*)

Effect of dilutive securities		N/A			N/A

Diluted loss per share		118,932,900	$(	*)		41,687,288	$(	*)

Six Months	June 30, 2007			June 30, 2006
	Loss	Shares	Loss Per share	Loss	Shares	Loss Per share
Net (loss)	$(690,196)			$(214,385)
Preferred stock dividends	(152,248)			(70,208)

Basic loss per share

Loss available to common stockholders	$(842,444)	83,423,590	$(0.01)	$(284,593)	41,659,664	$(	*)

Effect of dilutive securities		N/A		N/A

Diluted loss per share		83,423,590	$(0.01)		41,659,664	$(	*)

Preferred stock convertible to 133,087,900 shares of common stock and warrants and options to purchase 80,267,887 shares of common stock were outstanding at June 30, 2007.  Preferred stock convertible to 17,535,000 shares of common stock and warrants and options to purchase 7,912,708 shares of common stock were outstanding at June 30, 2006.  These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.  Preferred stock dividends of $152,248 would be added to increase the net loss available to common stockholders for purposes of calculating diluted loss per share for the six month period ended June 30, 2007.  Preferred stock dividends of $70,208 would be added to reduce the net loss available to common stockholders for purposes of calculating diluted loss per share for the six month period ended June 30, 2006.

Note 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  The Company estimates returns based on historical experience and record an allowance for product returns and uncollectible accounts receivable.  Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns for the period ended June 30, 2007 and 2006.  The allowance for uncollectible accounts is 100,190 at June 30, 2007.

Note 5 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include primarily nutritional and dietary supplements.  The Company operates in only one reportable segment and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the six months ended June 30, 2007:

Net Sales
	2007	2006
Nutritional and Dietary Supplements:
United States	$2,716,328	$449,339
Canada	365,440	32,630
Asia	11,893	71,536
U.K./Europe	62,060	-
Other	256,962	141,190
Total	$3,412,683	$694,695

Note 6 - CREDIT RISK AND OTHER CONCENTRATIONS

As of June 30, 2007, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

At June 30, 2007, approximately 30%, 27% and 10.5% of accounts payable were due to three vendors.  Purchases from these three vendors totaled approximately $1,353,000, $771,000 and $199,000, respectively.

A slowdown or loss of these customers or suppliers could materially adversely affect the results of operations and our ability to generate significant cash flow.

Note 7 – STOCK OPTIONS AND WARRANTS

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000, amended to 6,500,000 in 1999.  The 1996 Plan provides that shares granted come from the Company’s authorized but unissued common stock.  The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from date of grant.  At the Company’s Annual Meeting held on December 10, 2004, the Company’s shareholders approved the 2004 Stock Option Plan (the "2004 Plan").  There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a total of 9,642,500 shares available for stock grants under both plans, or 7.3% of the Company’s issued and outstanding common stock as of June 30, 2007, assuming all options under both plans were granted and exercised.

Effective as of July 11, 2007, the Company entered into an employment agreement with Mr. Reithinger pursuant to which Mr. Reithinger serves as its President and Chief Executive Officer for a five-year term, at an annual compensation of $150,000 (retroactive to April 1, 2007), subject to an annual increase of 5% upon meeting performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board, together with (i) an annual bonus to be determined by the Board on an annual basis or otherwise based on performance as reasonably determined by the Board (ii) a matching 401(k) Plan contribution of up to 6% of his salary per year and (iii) a stock option to purchase 10,000,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a ten-year term.

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

Note 9 – SUBSEQUENT EVENT – BUSINESS ACQUISITION

On July 12, 2007, the Company repaid the 12% 2007 Bridge Note from the proceeds of the Refinancing from Vineyard, consisting of a $2,000,000 term loan having a two-year maturity, at an interest rate equal to the prime rate plus 2%.  The Refinancing is secured by the same collateral and contains substantially the same terms and conditions as the Bank Financing.  Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III.

Note 10 – NOTES PAYABLE

Notes payable at June 30, 2007 consisted of the following:

The note bears interest at 12%, is guaranteed by a director of the company and matures on June 30, 2007 (See Note 9).	$1,750,000

The note bears interest at 9.75%, has senior debt priority, is secured by all business assets and matures on April 1, 2010.	1,483,493

The note bears interest at 5%, is unsecured and matures on May 2013.	1,051,440

The note bears interest at 10%, is unsecured and matures on February 28, 2009.	500,000

The note bears interest at 10%, is held by a director of the Company, is unsecured and matures on February 28, 2009.	500,000

The notes bear interest at 8%, are convertible into common stock of the Company, are unsecured and mature on March 31, 2009.	500,000

The notes bear interest at 12% to 30% per annum, are unsecured and mature June 2003 through July 2007.	474,945

The note bears interest at 10%, is held by a director of the Company, is unsecured and matured on May 2005.	350,000

The note bears interest at 8%, is held by an officer of the Company, is unsecured and matures on March 31, 2009.	350,000

The notes bear interest at 8%, are unsecured and mature on March 31, 2009.	350,000

The business credit line is due in monthly installments of principal and interest based on outstanding balance at a rate of 1% over prime per annum until maturity, is secured by all business assets, matures on April 1, 2009 and has a maximum borrowing capacity of 500,000.	250,000

The note bears no interest, is unsecured and is due at such time that the Company reaches a positive stockholders’ equity.	150,000

The note bears interest at 8%, is held by an officer of the Company, is convertible into common stock of the Company, is unsecured and matures on March 31, 2009.	100,000

The business credit line is due in monthly installments of principal and interest based on outstanding balance at a rate of 12.25% per annum until maturity and has a maximum borrowing capacity of $100,000.	89,549

Total carrying amount of debt	7,899,427

Less: Discount on debt	538,826

Less: Current portion	1,515,680

Net long term portion	$5,844,921

The convertible debt outstanding at June 30, 2007 of $600,000 would be convertible into a maximum of 12,000,000 shares of the Company’s common stock at June 30, 2007, on the basis of the lowest fixed conversion price.

The Company is in default on scheduled debt repayments of $799,945 as of June 30, 2007.  The creditors have not amended the notes nor have they demanded payment or accrual of interest.  The fair value of these notes cannot be determined at December 31, 2006 because of the related party nature of the arrangements.

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the three and six months ended June 30, 2007 and 2006.  These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2006 Annual Report on Form 10-KSB.

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

Item 2 - Management's Discussion and Analysis

This “Management’s Discussion and Analysis” should be read in conjunction with our Financial Statements, including the related notes, appearing in our 2006 Annual Report on Form 10-KSB.  For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the period ended June 30, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.

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

Executive Overview

We develop and market nutraceutical products under the LifeTime® and Baywood brands.  The products include single ingredient items as well as multi-ingredient formulas.  Many of our formulas utilize scientifically-supported ingredients which target specific health conditions.  Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines we develop.  We believe our potential for growth involves the continued development of niche products that can be marketed and sold to our existing and new retail channels in North America and through existing and newly designated distributors internationally.  Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers.  We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically-supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing customers and attract new customers.  Our sales force provides timely feedback from the retail channels on the ever-changing consumer demands

PRODUCTS

Our products currently consist of five nutraceutical brand lines, Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme®, Baywood EVOLUTION™ and LifeTime®.  As of June 30, 2007, we had 370 distinct products including varying strengths and sizes of certain items.

The Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme® and Baywood EVOLUTION™ consists of the following items:

PRODUCT NAME	FUNCTION
Original Snore Formula	Relief of Snoring
Original Allergy Formula	Relief of Allergies
CellXcite™	Immune Support & Antioxidant
Ultra Cranberry Extract™	Supports Urinary Tract Health
C-2 Relief	Cox-2 Inhibitor (All Natural Pain Relief)
Fat Eliminator™	Weight Loss (Fat Blocker)
Carb Eliminator™	Weight Loss (Carbohydrate Blocker)
Maximum Strength Carb Eliminator™	Weight Loss (Carbohydrate Blocker)
Super Joints™	Joint and Connective Tissue Support
Magnesium FIZZ™	Effervescent Magnesium Drink (Calming)
Cal-Mag FIZZ™	Effervescent Calcium and Magnesium Drink
Beta-s™	Healthy Cholesterol Maintenance
Natto-Z™	Fibrinolytic Enzyme that Supports Cardiovascular Health and Circulation
Relora®	Natural Relief for Stress and Anxiety
SAMe	Joint and Emotional Health
Vein Support Formula	Vein Tonicity and Capillary Resistance
Breast & Balance™	Hormone Balancing, PMS Support and Breast Enhancement
Breast & Balance™ Lotion	Topical Hormone Balancing, PMS Support and Breast Enhancement
Lip Maximizing Formula	Lip Enhancement and Furrow Reduction
Complete Manicure™	At-Home Manicure
Metabolic Burn Tropin-EF™	Ephedra-Free Fat Burner and Metabolic Support

The LifeTime® brand consists of a wide range of products covering substantially all categories of nutraceutical products.  The categories include:

Category	Number of items
A Vitamins	8
B Vitamins	24
C Vitamins	18
E Vitamins / Essential Oils	18
Multiples	33
Minerals	43
Acidophilus and Digestive Aids	26
Protein and Yeast	10
Green Food Supplements	10
Special Nutritional Products	87
Sports Nutrition	14
Amino Acids	11
Aloe Vera	7
Specialty Paks	1
Diet Supplements	9
Herbals	8
Kids Supplements	3
Special Brands	7
Collagen Beauty Products	6
Natural Sources (Homeopathics and fruit concentrates	12

We intend to develop other new products within these lines in the future.  We believe that there may be products that are developed outside of these lines that need their own separate identity.  We can provide no assurance as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

Results of Operations for the Three and Six Month Periods Ending June 30, 2007 and 2006

Net sales for the three and six months ended June 30, 2007 were $3,206,550 and $3,412,683, respectively, compared to $378,205 and $694,695, respectively, for the same periods last year, an increase of $2,828,345, or 748%, and $2,717,988, or 391%, respectively.  The increase in net sales for the three month period is attributable to our acquisition of Nutritional Specialties, Inc., d/b/a LifeTime® (“LifeTime”) on April 5, 2007, effective March 30, 2007.  Our results for the three month period ended June 30, 2007 reflect the consolidation of LifeTime for that three month period as a wholly-owned subsidiary.  Our results for the six months ended June 30, 2007 reflect the consolidation of LifeTime as a wholly-owned subsidiary as of the effective date of the acquisition, or March 30, 2007, and do not reflect activity from LifeTime prior to that date.

Our gross profit margin for the three and six month periods ended June 30, 2007 was 41% and 41.7%, respectively, compared to 46% and 46.1%, respectively, for the same periods last year.  The overall decrease of 4.4% is primarily due to the effects of the change in mix of sales of products of LifeTime as a larger percentage of total sales on a consolidated basis compared to our sales of our existing products in previous quarters.  Furthermore, in any particular period, LifeTime may utilize sales discounts to expand our existing products or introduce new products to our retail customers which also may cause gross margins to fluctuate.  Certain of these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the three and six month periods ended June 30, 2007 were $985,283 and $1,190,303, respectively, compared to $240,906 and $459,088, respectively, for the same periods last year, an increase of $744,377, or 309%, and $731,215, or 159%, respectively.  Our selling, general and administrative expenses for the three month period ended June 30, 2007 reflect the consolidation of LifeTime for that three month period as a wholly-owned subsidiary.  Our results for the six months ended June 30, 2007 reflect the consolidation of LifeTime as a wholly-owned subsidiary as of the effective date of the acquisition, or March 30, 2007, and do not reflect activity from LifeTime prior to that date.  As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly.  We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase.  We expect that we will continue to seek further operational efficiencies and monitor our cash flow, even as implement marketing and sales initiatives and grow our business.

Other income and expenses for the three and six months ended June 30, 2007 was $790,790 and $922,554, compared to $39,164 and $75,379 for the same period last year, an increase of $751,626 and $847,175 for the three and six months, respectively.  Our interest expense was incurred from interest on notes payable in conjunction with our acquisition and related financing, to certain officers and directors, as well as from our outstanding bank line of credit.  The increase in other expenses in the three and six month period is due to certain acquisition and financing related charges of $751,674.

There is no income tax benefit recorded because any potential benefit of the operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Net loss for three and six months ended June 30, 2007 was $(462,187), or less than $(.01) per share, and $(690,196), or $(.01) per share, respectively, as compared to $(104,591), or less than $(.01) per share, and $(214,385), or less than $(.01) per share, respectively, for the same periods last year.

Liquidity and Capital Resources

As of June 30, 2007, we had $3,465,736 in current assets of which $2,075,580, or 59.9%, was cash and receivables.  Total current liabilities for the same period totaled $3,418,183.  This represents a ratio of current assets to current liabilities of .61 at June 30, 2007.

At June 30, 2007, we had net working capital of approximately $48,000.  Our needs for cash during the six month period ended June 30, 2007 were funded through operational cash flow.

On September 19, 2006, we completed a $300,000 private placement of Units (the “2006 Bridge Financing”).  Each Unit consisted of (i) $50,000 principal amount of 10% Senior Convertible Notes (the “Senior Convertible Notes”) and (ii) Warrants to purchase 428,571 shares of our common stock (the “Bridge Warrants”) at a price per share of $0.035, which represents 30% of the principal amount divided by the exercise price.  The Senior Convertible Notes will mature on the earlier of  (i) 12 months after initial issuance, (ii) upon the consummation by us of a merger, business combination, sale of all or substantially all of our assets or other change of control or (iii) following the closing of an equity or debt financing in which we receive at least $7,000,000 in gross proceeds (a "Qualified Placement").  The principal amount and accrued interest on the Senior Convertible Notes were convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  Investors in this offering have customary "piggyback" registration rights, as well as in certain cases the right to demand that we file a single registration statement, in each case with respect to the shares of our common stock issuable upon exercise of the Bridge Warrants.  Registration rights, if any, with respect to any capital stock issuable upon conversion of the Senior Convertible Notes were to be set forth in the terms of the Qualified Placement.  We paid Northeast Securities, Inc., the placement agent for the sales of Units in the 2006 Bridge Financing (the “Placement Agent”), a fee of 10% of the gross proceeds received by us and reimbursed the Placement Agent $15,000 of its expenses.  We used the net proceeds of the private placement for working capital purposes.  The private placement was made to a limited number of “accredited investors” and is believed by us to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) or 4(6) thereof and/or Regulation D thereunder.  As of March 30, 2007, the investors converted all of the Senior Convertible Notes into six Units in the 2007 Private Placement described below.

On April 5, 2007, effective March 30, 2007, we acquired, through a newly formed wholly-owned subsidiary, Baywood Acquisition, Inc. (“Baywood Acquisition”), substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation (“NSI”), for a purchase price of approximately $11,100,000.  As provided in the Asset Purchase Agreement, dated March 30, 2007, among us, Baywood Acquisition, NSI and the stockholders of NSI (the “Asset Purchase Agreement”), the purchase price was payable as to $7,600,000 in cash, $1,100,000 in our common stock valued at $0.05 per share, or 22,000,000 shares, an aggregate of $1,300,000 in promissory notes, consisting of 8% unsecured promissory notes in the aggregate amount of $700,000 (the “8% Notes”) and 8% unsecured convertible promissory notes in the aggregate amount of $600,000 (the “8% Convertible Notes”), assumption of indebtedness of approximately $1,100,000, and five-year warrants to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $0.05 per share (the “Seller Warrants”).  At the direction of NSI, the purchase price was delivered directly to the three shareholders of NSI, in the varying amounts specified by them.  The 8% Notes and the 8% Convertible Notes each will be payable in equal quarterly installments over a two year period, commencing on June 30, 2007, with interest accruing from the date of issuance.  The 8% Convertible Notes are convertible into shares of our common stock at a conversion price of $0.05 per share, subject to adjustment for stock splits, combinations and other similar events.

In connection with the Acquisition, we raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of Units (the “2007 Private Placement”), with each Unit consisting of 5,000 Preferred Shares, convertible into 1,250,000 shares of common stock at $0.04 per share, and a five-year Warrant (the “Investor Warrants”) to purchase 250,000 shares of common stock at an exercise price of $0.02 per share (the “Initial Offering”), (ii) the issuance of 10% Notes in an aggregate principal amount of $1,000,000 (the “10% Notes”), (iii) the issuance of a 12% 2007 Bridge Note in the principal amount of $2,000,000 (the “12% Bridge Note”), and (iv) bank financing in an aggregate principal amount of $2,000,000 (the “Bank Financing”), of which $1,500,000 was drawn down as the proceeds of a term loan as of March 30, 2007.  As part of the Initial Offering, $300,000 of our Senior Convertible Notes was converted into an aggregate of six Units.  The purchasers of the 10% Notes were issued warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.02 per share (the “10% Note Warrants”), and the purchaser of the 12% Bridge Note was issued warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share (the “12% Bridge Note Warrants” and, together with the 10% Note Warrants, collectively the “Additional Warrants”).  Following the Initial Offering and until the termination of the 2007 Private Placement effective as of July 16, 2007, we sold an additional 3.7 Units for an aggregate purchase price of $185,000.  The sale of the Units, 10% Notes and 12% Bridge Note was conducted through NES as the exclusive placement agent.

The Units were offered and sold to investors who qualified as “accredited investors” as defined in Rule 501(a) under the Securities Act pursuant to an exemption from registration under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

The Bank Financing was provided by Vineyard Bank N.A., with offices in Orange, California (“Vineyard”), and consisted of a $1,500,000 term loan and a $500,000 revolving line of credit loan to us.   The term loan, which was closed as of March 30, 2007, has a three-year maturity with a 10-year amortization, at an interest rate of 9% per annum.  The revolving line of credit loan has a two-year maturity at an interest rate equal to the prime rate plus 1%, fully floating, payable interest only until maturity, and requires one consecutive 30-day period each year when no revolving line of credit debt is outstanding.  Both loans are secured by a first priority security interest in all business assets of the Company.  Both loans contain financial covenants, including cash flow coverage and leverage ratios.

On July 12, 2007, the Company repaid the 12% 2007 Bridge Note from the proceeds of the Refinancing from Vineyard, consisting of a $2,000,000 term loan having a two-year maturity, at an interest rate equal to the prime rate plus 2%.  The Refinancing is secured by the same collateral and contains substantially the same terms and conditions as the Bank Financing.  Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III, an affiliate of the Placement Agent and a member of the Board.

We currently generate positive cash flows.  We will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace, and we expect that our operations will be sufficient to support our cash needs.

Off Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet transactions.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

As of June 30, 2007, we were not aware of any pending or threatened litigation against the company or our officers and directors in their capacity as such.

Item 2 - Unregistered Sales of Equity Securities

In connection with the Acquisition, we raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of Units (the “2007 Private Placement”), with each Unit consisting of 5,000 Preferred Shares, convertible into 1,250,000 shares of common stock at $0.04 per share, and a five-year Warrant (the “Investor Warrants”) to purchase 250,000 shares of common stock at an exercise price of $0.02 per share (the “Initial Offering”), (ii) the issuance of 10% Notes in an aggregate principal amount of $1,000,000 (the “10% Notes”), (iii) the issuance of a 12% 2007 Bridge Note in the principal amount of $2,000,000 (the “12% Bridge Note”), and (iv) bank financing in an aggregate principal amount of $2,000,000 (the “Bank Financing”), of which $1,500,000 was drawn down as the proceeds of a term loan as of March 30, 2007.  As part of the Initial Offering, $300,000 of our Senior Convertible Notes was converted into an aggregate of six Units.  The purchasers of the 10% Notes were issued warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.02 per share (the “10% Note Warrants”), and the purchaser of the 12% Bridge Note was issued warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share (the “12% Bridge Note Warrants” and, together with the 10% Note Warrants, collectively the “Additional Warrants”).  Following the Initial Offering and until the termination of the 2007 Private Placement effective as of July 16, 2007, we sold an additional 3.7 Units for an aggregate purchase price of $185,000.  The sale of the Units, 10% Notes and 12% Bridge Note was conducted through NES as the exclusive placement agent.

Item 3 - Defaults Upon Senior Securities and Use of Proceeds

We did not default upon senior securities in the three and six month period ended June 30, 2007.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended June 30, 2007.

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

10.20 - Employment Agreement dated March 30, 2007, between Baywood International, Inc. and Thomas Pinkowski (filed as Exhibit 10.4 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.21 - Manufacturing Agreement dated March 30, 2007, between Baywood International, Inc. and NHK Laboratories, Inc (filed as Exhibit 10.5 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.22 - Manufacturing Agreement dated March 30, 2007, between Baywood International, Inc. and  Ultimate Formulations, Inc. d/b/a Best Formulations (filed as Exhibit 10.6 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.23 - Registration Rights Agreement dated March 30, 2007 among Baywood International, Inc., O. Lee Tawes, John Talty, JSH Partners and Northeast Securities, Inc., as Attorney-in-Fact for the investors set forth therein (filed as Exhibit 10.7 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.24 - Voting Agreement dated March 30, 2007, among Baywood International, Inc. and the individuals listed as stockholders therein (filed as Exhibit 10.8 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.25 -  Business Loan Agreement dated March 30, 2007, between Baywood International, Inc. and Baywood Acquisition, Inc., as Borrowers, and Vineyard Bank, N.A. (included as Exhibit 4.12 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

10.26 - Employment Agreement dated July 11, 2007, between Baywood International, Inc. and Neil Reithinger (included as Exhibit 10.1 to the Form 8-K filed on July 16, 2007, and incorporated herein by reference).

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

Dated: August 17, 2007	/s/ Neil Reithinger
Neil Reithinger
Baywood International, Inc.	Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer