Form 10QSB
period 2007-09-30
BAYWOOD INTERNATIONAL INC
filed 2007-11-19
CIK 806175

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of September 30, 2007, there were 131,596,110 shares of Baywood International, Inc. common stock, $0.001 par value outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

BAYWOOD INTERNATIONAL, INC.

BAYWOOD INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
As of September 30, 2007

ASSETS
CURRENT ASSETS
Cash and equivalents	$1,063,810
Accounts receivable (net of allowance of $19,450)	1,141,101
Inventories	1,296,140
Prepaid expenses and other current assets	123,850
Total current assets	3,624,901

PROPERTY & EQUIPMENT
Computers & equipment
(net of accumulated depreciation of $375,744)	42,266

OTHER ASSETS
Marketable securities	150
Note receivable - related party	100,000
Intangible assets	9,522,500
Debt acquisition costs	593,367
Total other assets	10,216,017

Total assets	$13,883,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,219,510
Interest payable	175,204
Dividends payable	214,290
Short-term notes payable - related party	393,760
Short-term notes payable - other	850,233
Accrued liabilities	522,561
Current maturities of long-term debt	704,658
Total current liabilities	4,080,216

NON-CURRENT LIABILITIES
Long term accounts payable	120,000
Long-term debt - related parties	877,082
Long-term debt - other	4,550,107
Total non-current liabilities	5,547,189

STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Class A, 35,000 shares issued and outstanding	35,000
Class H, 23,558 shares issued and outstanding	23,558
Class I, 540,000 shares issued and outstanding, $0.001 par value	540
Common stock, $0.001 par value, 200,000,000 shares authorized, 131,596,110 shares issued and outstanding	131,596
Additional paid-in capital	19,319,642
Accumulated other comprehensive loss	(37,350)
Accumulated deficit	(15,217,207)
Total stockholders' equity	4,255,779
Total liabilities and stockholders' equity	$13,883,184

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	Sepember 30,		Sepember 30,
	2007	2006	2007	2006

NET SALES	$3,214,465	$205,331	$6,627,148	$900,026

COST OF SALES	1,881,971	108,671	3,871,993	483,284
Gross profit	1,332,494	96,660	2,755,155	416,742

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	544,122	52,504	1,048,430	185,588
General and administrative expenses	643,223	174,065	1,327,635	497,130
Depreciation and amortization	1,403	1,266	2,987	4,205
Total selling, general and administrative expenses	1,188,748	227,835	2,379,052	686,923
Operating income (loss)	143,746	(131,175)	376,103	(270,181)

OTHER INCOME (EXPENSE):
Interest income		-	3,745	-
Miscellaneous income (expense)	(8,553)	-	174,613	-
Amortization of debt discount	(93,118)	-	(422,182)	-
Amortization of debt acquisition costs	(45,095)	-	(478,955)	-
Interest expense	(199,624)	(47,828)	(546,164)	(123,207)
Total other (expense)	(346,390)	(47,828)	(1,268,943)	(123,207)

INCOME (LOSS) BEFORE INCOME TAXES	(202,644)	(179,003)	(892,840)	(393,388)

INCOME TAX PROVISION	-	-	-	-

NET (LOSS)	$(202,644)	$(179,003)	$(892,840)	$(393,388)

BASIC NET (LOSS) PER COMMON SHARE	*	*	$(0.01)	*

DILUTED NET (LOSS) PER COMMON SHARE	*	*	$(0.01)	*

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	131,596,110	42,235,114	82,970,032	41,853,588
* Less than $(0.01) per share.

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net (loss)	$(892,840)	$(393,388)
Adjustments to reconcile net (loss) to cash used by operating activities:
Depreciation and amortization	2,987	4,205
Amortization of debt discount	585,153	-
Amortization of debt acquisition costs	377,098	46,459
Changes in assets and liabilities:
(Increase) in accounts receivable	(32,213)	(2,820)
(Increase) decrease in inventory	(111,304)	14,871
(Increase) decrease in prepaid expenses	30,495	(95,305)
Increase in interest payable	98,017	61,511
(Decrease) in accounts payable and accrued liabilities	(148,235)	(133,220)
Net cash (used) by operating activities	(90,842)	(497,687)

INVESTING ACTIVITIES:
Purchase Computers & Equipment	(3,867)	(898)
Purchase of Nutritional Specialties, Inc., net of cash acquired	(7,267,006)	-
Net cash (used) by investing activities	(7,270,873)	(898)

FINANCING ACTIVITIES:
Proceeds from notes payable	6,572,419	565,500
Proceeds from exercise of warrants and options for common stock	-	10,000
Proceeds from sale of common and preferred stock	5,022,306	-
Fees paid in connection with raising capital	(756,824)	-
Payment of dividends	(130,957)	-
Proceeds from line of credit, net	207,128	75,416
Principal payments on notes payable	(2,510,747)	(217,490)
Net cash provided by financing activities	8,403,325	433,426

CHANGE IN CASH AND EQUIVALENTS DURING PERIOD	1,041,610	(65,159)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	22,200	95,071
CASH AND EQUIVALENTS, END OF PERIOD	$1,063,810	$29,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$383,183	$36,742

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired from Nutritional Specialties, Inc. net of cash	$136,593	$-
Accrued preferred stock dividends	$117,144	$91,312
Common stock issued in connection with acquisition	$1,100,000	$-
Debt converted to common stock	$585,969	$-
Conversion of preferred to common stock	$538,152	$-
Debt issued in connection with acquisition	$1,300,000	$-
Exchange of accounts payable for common stock	$65,000	$-
Value of warrants issued in connection with raising capital and debt	$1,088,693	$-
Value of warrants issued in relation to debt	$867,890	$-
Common stock issued in lieu of dividends	$9,647	$-
Decrease in market value of investment available-for-sale	$29,850	$-
Increase in long term accounts payable	$120,000

See accompanying notes to financial statements.

BAYWOOD INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period Indicated

								Accumulated
			Common		Additional	Comprehensive		Other
	Preferred Stock		Stock		Paid-in	Income	Accumulated	Comprehensive
	Shares	Dollars	Shares	Dollars	Capital	(Loss)	Deficit	Income (Loss)	Total
Balance December 31, 2006			42,667,288	$42,667	$10,705,990		$(14,063,648)	$(36,000)	$(2,754,281)

Class A Preferred	35,000	$35,000
Class F Preferred	11,710	11,710
Class G Preferred	200,000	200,000
Class H Preferred	350,000	350,000

Balance December 31, 2006	596,710	$596,710	42,667,288	$42,667	$10,705,990	$-	$(14,063,648)	$(36,000)	$(2,754,281)

Conversion of preferred stock to common stock
Class F	(11,710)	(11,710)	23,420,000	23,420	(11,710)				-
Class G	(200,000)	(200,000)	5,000,000	5,000	195,000				-
Class H	(326,442)	(326,442)	16,322,100	16,322	310,120				-

Conversion of notes payable to common stock			20,368,750	20,369	794,381				814,750

Conversion of accounts payable to common stock			1,625,023	1,625	63,376				65,001

Issuance of common stock for acquisition of Nutritional Specialities, Inc.			22,000,000	22,000	1,078,000				1,100,000

Warrants issued on acquisition and debt					1,261,571				1,261,571

Preferred stock dividends paid in common stock			192,949	193	9,454		(9,647)		-

Sales of Class I preferred stock	510	510			4,640,490				4,641,000

Conversion of notes payable to Class I preferred stock	30	30			272,970				273,000

Write down of investment								(1,350)	(1,350)

Dividend on preferred stock							(251,072)		(251,072)

Net (loss)							(892,840)		(892,840)

Balance September 30, 2007	59,098	$59,098	131,596,110	$131,596	$19,319,642	$-	$(15,217,207)	$(37,350)	$4,255,779

BAYWOOD INTERNATIONAL, INC.
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Baywood International. Inc. (“Baywood” or the “Company”)  have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Baywood’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the financial statements accompanying this Quarterly Report on Form 10-QSB, the Company had negative net working capital of $455,315 at September 30, 2007.  Baywood has had material operating losses and have had to rely on borrowings from officers, directors and other third parties to meet operating obligations.  The Company has not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed herein, the Company completed a business acquisition through a newly formed subsidiary on April 5, 2007, effective March 30, 2007.  The Company intends to integrate its newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations.  However, there is no assurance that profits from operations will generate sufficient cash flow to increase the Company’s net working capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

Baywood reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Baywood evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded.  The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.  Our long-lived assets were tested for impairment at September 30, 2007 and 2006, and no impairment was found.

NOTE 4 – BUSINESS COMBINATION

On April 5, 2007, effective March 30, 2007, the Company acquired, through its newly-formed wholly-owned subsidiary, Baywood Acquisition, Inc., substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000. As provided in the Asset Purchase Agreement, dated March 30, 2007, among the Company, Baywood Acquisition, Nutritional Specialties and Thomas Pinkowski, Charles Ung and M. Amirul Karim, the stockholders of Nutritional Specialties, the purchase price was payable as to $7,600,000 in cash, $1,100,000 in the Company’s common stock (valued at $0.05 per share, or 22,000,000 shares), an aggregate of $1,300,000 in promissory notes of the Company, consisting of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, convertible into shares of the Company’s common stock at $0.05 per share, assumption of indebtedness of approximately $1,100,000, and five-year warrants to purchase an aggregate of 700,000 shares of the Company’s common stock at an exercise price of $0.05 per share.

In connection with the acquisition, the company raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of units, with each unit consisting of 5,000 preferred shares, convertible into 1,250,000 shares of common stock at $0.04 per share, and five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.02 per share, (ii) the issuance of 10% notes in an aggregate principal amount of $1,000,000, (iii) the issuance of a 12% 2007 bridge note in the principal amount of $2,000,000, and (iv) bank financing in an aggregate principal amount of $2,000,000.  as part of the initial offering, all of the company’s senior convertible notes were converted into an aggregate of six units.  the purchasers of the 10% notes were issued warrants to purchase 10,000,000 shares of our common stock, at an exercise price of $0.02 per share, and the purchaser of the 12% bridge note was issued warrants to purchase 4,000,000 shares of the company’s common stock at an exercise price of $0.05 per share.  following the initial offering and until the termination of the 2007 private placement effective as of July 16, 2007, the company sold an additional 3.7 units for an aggregate purchase price of $185,000.  the preferred shares and investor warrants comprising such units and the additional warrants, and the shares of the company’s common stock underlying these preferred shares, investor warrants and additional warrants, are included in this offering.  the sale of the units, 10% notes and 12% bridge note was conducted through northeast securities,  (“nes”) as the exclusive placement agent.

Following is a pro forma condensed balance sheet of the Company and Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime Vitamin® as of December 31, 2006 and pro forma condensed statements of income for the fiscal year of the Company ended December 31, 2006.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
12/31/2006
(UNAUDITED)

	Baywood	Nutritional	Pro Forma		Pro Forma
ASSETS	International, Inc.	Specialties, Inc.	Adjustments		Combined
Cash and equivalents	$22,200	$103,838	$1,149,873		$1,275,911
Accounts receivable	45,789	891,940	-		937,729
Inventories	76,644	1,016,588	-		1,093,232
Prepaid expenses and other current assets	64,727	60,675	-		125,402
Total current assets	209,360	2,073,041	1,149,873		3,432,274
Excess of purchase price over fair value of tangible assets	-	-	10,141,418	(2)	10,141,418
Other non-current assets	243,500	100,000	(242,000	)(3)	101,500
Property and equipment	27,584	19,267	-		46,851
Debt acquisition costs	-	-	893,052	(4)	893,052
	(5)
Total non-current assets	271,084	119,267	10,792,470		11,182,821
Total assets	$480,444	$2,192,308	$11,942,343		$14,615,095
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$706,401	$368,300	$-		$1,074,701
Interest payable	298,217	-	-		298,217
Accrued liabilities	715,786	533,487	-		1,249,273
Bank line of credit	-	307,257	-		307,257
Notes payable	1,514,321	93,004	(300,000	)(6)	1,307,325
Notes payable- Lifetime Acquisition	-	-	2,487,500	(4)	2,487,500
Total current liabilities	3,234,725	1,302,048	2,187,500		6,724,273
Notes payable	-	997,274	3,312,500	(4)	4,309,774
Less Discount	-	-	(867,890	)(5)	(867,890)
Net	-	997,274	2,444,610		3,441,884
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Class A, 35,000 shares issued and outstanding	35,000	-	-		35,000
Class F, 11,710 shares issued and outstanding; stated value of $936,800	11,710	-	-		11,710
Class G, 200,000 shares issued and outstanding	200,000	-	-		200,000
Class H, 350,000 shares issued and outstanding	350,000	-	-		350,000
Class I, 521,500 shares issued and outstanding, $0.001 par value	-	-	521	(6)	521
Common stock, $0.001 par value, 50,000,000 shares authorized, 32,768,235 shares issued and outstanding	42,667	-	22,000	(1)	64,667
Common stock	-	40,000	(40,000)		-
Additional paid-in capital	10,705,990	107,000	7,073,698	(5)	17,886,688
	(6)
	-	(7)
Accumulated other comprehensive loss	(36,000)	-	-		(36,000)
Accumulated deficit	(14,063,648)	-	(14,063,648)
Retained Earnings	-	945,986	(945,986)		-
Treasury stock	-	(1,200,000)	1,200,000		-
Total stockholders' equity (deficit)	(2,754,281)	(107,014)	7,310,233		4,448,938
Total liabilities and stockholders' equity	$480,444	$2,192,308	$11,942,343		$14,615,095

(1) The Company issued 22,000,000 shares of its common stock to sellers as part of the purchase price that is valued at current trading price of   $0.05 per share.
(2) The total purchase price is as follows:

Cash	7,634,404
Notes payable- sellers	1,300,000
Common stock	1,100,000
10,034,44
Estimated liabilities in excess of tangible assets acquired	107,014
Total	10,141,418

The notes payable consist of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, and a five-year warrant to purchase 700,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The 8% convertible notes are convertible into shares of common stock at a conversion price of $0.05 per share, subject to various adjustments.

(3) During 2006 the Company paid various professional fees in connection with the Lifetime acquisition. These expenses were deferred at December 31, 2006 and allocated as a cost of the investment in Lifetime, the raising of debt and the raising of equity.

(4) In connection with the acquisition, the Company raised $4,500,000 from (i) the issuance of 10% notes in the aggregate principal amount of $1,000,000,   (ii) the issuance of a 12% 2007 bridge note in the principal amount of $2,000,000, and (iii) bank financing in the aggregate principal amount of $1,500,000.

(5) The Company issued warrants to (i) the sellers to acquire 700,000 shares of its common stock at $0.05 per share, (ii) the purchasers of the 10% notes to purchase 10,000,000 shares of common stock at an exercise price of $0.02 per share, (iii) and the purchaser of the 12% 2007 bridge notes to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share. In addition, the Company issued warrants to Northeast Securities, Inc. to purchase 18,483,750 shares of common stock at an exercise price of $0.04 per share. Northeast Securities, Inc. was the exclusive placement agent and was issued the warrants for their services in connection with the placement of the equity and certain of the notes. Using the Black-Scholes option pricing model, the value of these warrants is determined to be an average $0.0589 per warrant. The value assigned to the warrants relating to the debt is recorded as a discount of the debt and an addition to additional paid in capital. The value of the warrants issued to Northeast Securities, Inc. is included in debt acquisition cost and additional paid in capital as a cost of raising the financing.  See also (6) below relating to warrants issued to purchasers of the Series I 8% cumulative convertible preferred stock.

(6) In connection with the acquisition, the Company issued 104.3 units consisting of 5,000 shares per unit of Series I 8% cumulative convertible preferred stock, convertible into 1,250,000 shares of common stock at $0.04 per share, and a five year warrant to purchase 250,000 shares at an exercise price of $0.02 per share to a group of accredited investors. As part of the offering, $300,000 of the Company’s outstanding indebtedness was converted  into shares of the Series I preferred stock.

(7) Additional paid in capital includes the amounts received in excess of the par value of the common and preferred shares issued and the value of the warrants issued to certain note holders, the placement agent and the investors in the preferred stock. It is also being reduced for the costs incurred in connection with raising the equity.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Baywood	Nutritional	Pro Forma		Pro Forma
	International, Inc.	Specialties, Inc.	Adjustments		Combined
NET SALES	$1,077,929	$11,981,956	$-		$13,059,885
COST OF SALES	560,862	6,843,355	-		7,404,217
Gross profit	517,067	5,138,601	-		5,655,668
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	239,025	2,440,647	-		2,679,672
General and administrative expenses	625,820	1,359,455	-		1,985,275
Amortization	-	-	(1)		-
Depreciation	5,260	14,484	-		19,744
Total selling, general and administrative expenses	870,105	3,814,586	-		4,684,691
Operating income (loss)	(353,038)	1,324,015	-		970,977
OTHER INCOME (EXPENSE):
Interest income	272	-	-		272
Miscellaneous expense	-	-	-		-
Other Income	-	26,795	-		26,795
Interest expense	(271,744)	(42,225)	-	(2)	(313,969)
Total other expense	(271,472)	(15,430)	-		(286,902)
INCOME (LOSS) BEFORE INCOME TAXES	(624,510)	1,308,585	-		684,075
INCOME TAX PROVISION	-	-	-		-
NET INCOME (LOSS)	$(624,510)	$1,308,585	$-		$684,075
BASIC & DILUTED NET LOSS PER SHARE	$(0.01)	N/A(6)	$-	(3)	$0.01
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	42,001,918	N/A	-		42,001,918

(1) The excess of the purchase price over the fair value of the assets acquired is allocated between those intangible assets that have estimated useful lives and goodwill. For the purpose of these pro forma financial statements the entire amount is being allocated to goodwill. Goodwill is not amortized but is tested for impairment in value annually.

(2) We incurred various costs relating to the issuance of  the notes payable that are described as debt acquisition costs on the balance sheet. These costs will be amortized as additional interest costs over the terms of the related notes which range between 2007 and 2010. Amortization is a non-cash charge to earnings and as such does not effect the Company’s cash flow.

(3) An additional 22,000,000 shares have been added to the weighted average shares outstanding, representing shares issued to the sellers in connection with the acquisition.

Note: The Company intends to eliminate certain general and administrative expenses related to reductions in rent and payroll as facilities are consolidated and duplicate positions are eliminated.

NOTE 5 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include primarily nutritional and dietary supplements.  The Company operates in only one reportable segment and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the nine months ended September 30, 2007:

Net Sales
	2007	2006
Nuritional and Dietary Supplements:
United States	$4,948,898	$613,995
Canada	714,398	54,100
Asia	15,225	84,769
U.K./Europe	192,925	-
Other	755,702	147,162
Total	$6,627,148	$900,026

NOTE 6 - CREDIT RISK AND OTHER CONCENTRATIONS

As of September 30, 2007, approximately 14% and 11% of accounts receivable were due from two customers.  Sales to these customers totaled approximately $185,000 and $388,000, respectively.

At September 30, 2007, approximately 29%, 21% and 10% of accounts payable were due to three vendors.  Purchases from these three vendors totaled approximately $1,922,000, $1,072,000 and $125,000, respectively.

A slowdown or loss of these customers or suppliers could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

Note 7 – SHORT-TERMNOTES PAYABLE

Short term notes payable at September 30, 2007 consisted of the following:

Description	Amount
Related party
Note payable to director bearing interest at 10%per annum, unsecured and past due	$350,000

Note payable to officer bearing interest at 12% per annum, unsecured and past due	43,760

Total short term related party notes payable	393,760
Other
Notes payable bearing interest at 12% per annum, are unsecured and mature June 2003 through July 2007.	193,556

Note payable bearing interest at 30% per annum (interest due when Baywood achieved positive shareholders equity), unsecured	110,000

Bank credit line due in monthly installments of principal and interest based on outstanding balance at a rate of 1% over prime per annum until maturity, is secured by all business assets, maximum borrowing capacity of 500,000.	474,571

Bank credit line	72,106

Short term notes payable other	850,233

Total short term notes payable	$1,243,993

NOTE 8 - LONG-TERM DEBT

Long-term debt at September 30, 2007 consisted of the following:

Description	Amount
Related party
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures on March 31, 2009	$306,250
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on February 28, 2009	500,000
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on February 28, 2009	500,000
Total long term debt related parties	1,306,250
Less: current maturities	429,168
Long-term portion	$877,082

Other

Notes payable bearing interest at 8% per annum, unsecured and mature on March 31, 2009	$306,250
Note payable to a bank, bearing interest at 9.75% per annum, has senior debt priority, secured by all business assets and guaranteed by a director of the Company, matures on July 9, 2009	2,000,000
Note payable to a bank, bearing interest at 9.75% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010	1,460,879
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013	1,020,962
Capitalized equipment lease	6,237
The note bears interest at 8%, is held by an officer of the Company, is convertible into common stock of the Company, is unsecured and matures on March 31, 2009	31,269
Total long-term debt other	4,825,597
Less: current maturities	275,490
Long term portion	4,550,107
Total long-term debt	$5,427,189

On September 19, 2006, the Company completed the 2006 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of Senior Convertible Notes and (ii) Bridge Warrants to purchase 428,571 shares of the Company’s common stock at a price per share of $0.035, which represents 30% of the principal amount divided by the exercise price.  The Senior Convertible Notes would have matured on the earlier of (a) 12 months after initial issuance, (b) upon the consummation by the Company of a merger, business combination, sale of all or substantially all of its assets or other change of control or (c) following the closing of a Qualified Placement.  The principal amount and accrued interest on the Senior Convertible Notes were convertible, at the option of each investor, into the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  Investors in the 2006 Bridge Financing have customary "piggyback" registration rights, as well as, in certain cases, the right to demand that the Company file a single registration statement, in each case with respect to the shares of its common stock issuable upon exercise of the Bridge Warrants.  Registration rights, if any, with respect to any capital stock issuable upon conversion of the Senior Convertible Notes were to be set forth in the terms of the Qualified Placement.  The Company used the net proceeds of the 2006 Bridge Financing for working capital purposes.  As of March 30, 2007, the investors converted all of the Senior Convertible Notes into six Units in the Company’s 2007 Private Placement, and the Company paid all accrued interest in cash in the aggregate amount of $16,832.

The 10% Note (i) bears interest at the rate of 10% per annum, payable monthly in arrears, commencing April 30, 2007, (ii) is payable as to $500,000 of principal on February 28, 2008 and as to the balance, if not paid by the Company by February 28, 2009, will become a demand note from and after such date, (iii) is subject to prepayment by the Company without premium or penalty, but with accrued interest, after March 1, 2008, or at any time upon the closing of any offering of equity securities of the Company after the 2007 Private Placement for aggregate gross proceeds of at least $4,000,000, (iv) is subject to mandatory prepayment at the option of the holder upon the occurrence of a sale of the business or other change of control, as defined in the 10% Note, (v) is entitled to the same registration rights for the 10% Note Warrants and the common stock issuable upon exercise thereof as are being granted to investors in the 2007 Private Placement and (vi) is subordinated to the prior payment of the indebtedness incurred in the Bank Financing, except that scheduled principal and interest payments may be made so long as the Bank Financing is not in default.

The 12% 2007 Bridge Note (i) bears interest at the rate of 12% per annum, payable at maturity, (ii) is payable 90 days after the date of issuance, (iii) is subject to a late charge of 5% of any amount not paid within 15 days of the due date; (iv) is entitled to the same registration rights for the 12% Bridge Note Warrants and the common Stock issuable upon exercise thereof as are being granted to investors in the 2007 Private Placement and (v) is subordinated to the prior payment of the indebtedness incurred in the Bank Financing, except that scheduled principal and interest payments may be made so long as the Bank Financing is not in default.  Payment of principal and interest on the 12% 2007 Bridge Note has been unconditionally guaranteed by O. Lee Tawes, III, an affiliate of the placement agent and a member of the Company’s Board.

The Bank Financing was provided by Vineyard Bank, and consisted of a $1,500,000 term loan and a $500,000 revolving line of credit loan to the Company.   The term loan, which was closed as of March 30, 2007, has a 3-year maturity with a 10-year amortization, at an interest rate of 9% per annum.  The revolving line of credit loan has a 2-year maturity at an interest rate equal to the prime rate plus 1%, fully floating, payable interest only until maturity, and requires one consecutive 30-day period each year when no revolving line of credit debt is outstanding.  Both loans are secured by a first priority security interest in all business assets of the Company. Both loans contain financial covenants, including cash flow coverage and leverage ratios.

On July 12, 2007, the Company repaid the 12% 2007 Bridge Note from the proceeds of a Refinancing from Vineyard Bank, consisting of a $2,000,000 term loan having a 2-year maturity, at an interest rate equal to the prime rate plus 2%.  The Refinancing is secured by the same collateral and contains substantially the same terms and conditions as the Bank Financing.  Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III.

The purchasers of the 10% Notes were O. Lee Tawes, III, and his designee.  Mr. Tawes, Mr. David Tsiang, a member of the Company’s Board and the Managing Director of Investment Banking of the placement agent, Northeast Securities and other affiliates or employees of the placement agent also purchased an aggregate of $1,060,000 of Units in the 2007 Private Placement.  Other affiliates or employees of the placement agent also purchased an aggregate of four Units in the 2006 Bridge Financing.

The convertible debt outstanding at September 30, 2007 of $525,000 would be convertible into a maximum of 10,500,000 shares of the Company’s common stock at September 30, 2007, on the basis of the lowest fixed conversion price.

The Company is in default on scheduled debt repayments of certain indebtedness of $799,945 as of September 30, 2007, including the note held by Mr. Tawes and the notes held by officers and related parties.  The creditors under the defaulted notes have not demanded payment due, and management believes, this is due to their close relationship with the Company. Over the next three months management intends, although there can be no assurance, to negotiate extensions of the due dates of the defaulted notes.  If the Company is unable to repay any of the foregoing indebtedness when due, renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on the Company’s business, prospects, financial condition and/or results of operations.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Board has authorized, and the Company’s stockholders, by written consent of a majority entitled to vote thereon, have approved, amendments to the Company’s Articles of Incorporation, as amended (i) to increase the Company’s authorized common stock from 200,000,000 to 500,000,000 shares, (ii) to effectuate a 1:20 reverse split of the Company’s outstanding common stock (the “Reverse Split”), and (iii) to reduce the par value of our Class A and Class H preferred stock from $1.00 to $0.001 per share.  The amendment may not become effective, however, until 20 days after a definitive Information Statement relating thereto has been filed with and approved by the Securities and Exchange Commission (“SEC”) and delivered to the stockholders.  The Company filed the definitive Information Statement with the SEC on October 22, 2007, which was mailed to stockholders on October 26, 2007.  Based on this mailing date and the necessary filing requirements to effect the amendment with the Nevada Secretary of State and NASDAQ, it is expected that the amendment will become effective on or about November 25, 2007.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Under the Company’s Employee Incentive Stock Option Plan  approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000, amended to 6,500,000 in 1999.  The 1996 Plan provides that shares granted come from the Company’s authorized but unissued common stock.  The price of the options granted pursuant to the Plan will not be less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from date of grant.  At the Company’s Annual Meeting held on December 10, 2004, the Company’s stockholders approved the 2004 Stock Option Plan.  There are 5,000,000 shares reserved for issuance under the 2004 Plan and 6,500,000 shares will continue to be reserved under the 1996 Plan for stock grants previously made under that plan, for a total of 9,642,500 shares available for stock grants under both plans, or 7.3% of the Company’s issued and outstanding common stock as of September 30, 2007, assuming all options under both plans were granted and exercised.

Effective as of July 11, 2007, the Company entered into an employment agreement with Mr. Neil Reithinger pursuant to which Mr. Reithinger serves as its President and Chief Executive Officer for a five-year term, at an annual compensation of $150,000 (retroactive to April 1, 2007), subject to an annual increase of 5% upon meeting performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board, together with (i) an annual bonus to be determined by the Board on an annual basis or otherwise based on performance as reasonably determined by the Board (ii) a matching 401(k) Plan contribution of up to 6% of his salary per year and (iii) a stock option to purchase 10,000,000 shares of common stock at an exercise price of $0.04 per share, exercisable for a ten-year term.

Item 2 - Management's Discussion and Analysis or Plan of Operations

This report on Form 10-QSB contains forward-looking statements that involve risk and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in  this report, our annual report on Form 10-KSB and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform theses statements to actual results or to changes in our expectations, except as required by law.

This “discussion and analysis” should be read in conjunction with our Financial Statements, including the related notes, appearing in our 2006 Annual Report on Form 10-KSB.

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

Executive Overview

We develop and market nutraceutical products under the LifeTime® and Baywood brands.  The products include single ingredient items as well as multi-ingredient formulas.  Many of our formulas utilize scientifically-supported ingredients which target specific health conditions.  Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines we develop.  We believe our potential for growth is based on the continued development of niche products that can be marketed and sold to our existing and new retail channels in North America and through existing and newly designated distributors internationally.  Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers.  We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically-supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing customers and attract new customers.  Our sales force provides timely feedback from the retail channels on ever-changing consumer demands.

Products

Our products currently consist of five nutraceutical brand lines, Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme®, Baywood EVOLUTION™ and LifeTime®.  As of September 30, 2007, we had 370 distinct products including varying strengths and sizes of certain items.

The Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme® and Baywood EVOLUTION™ brands consist of 24 products covering a range of categories and functions.

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

We intend to develop other new products within these lines.  We may also develop products outside of these lines that need their own separate identity.  We can provide no assurance as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2007 and 2006

Net sales for the three and nine months ended September 30, 2007 were $3,214,465 and $6,627,148, respectively, compared to $205,331 and $900,026, respectively, for the same periods last year, an increase of $3,009,134, or 1465%, and $5,727,122, or 636%, for the three and nine months respectively.  The increase in net sales for the three month period is attributable to our acquisition of Nutritional Specialties, Inc., d/b/a LifeTime®  on April 5, 2007, effective March 30, 2007.  Our results for the three month period ended September 30, 2007 reflect the consolidation of LifeTime for that three month period as a wholly-owned subsidiary.  Our results for the nine months ended September 30, 2007 reflect the consolidation of LifeTime as a wholly-owned subsidiary as of the effective date of the acquisition, or March 30, 2007, and do not reflect activity from LifeTime prior to that date.

Our cost of goods sold for the three and nine month periods ended September 30, 2007 was 58.5% and 58.4%, respectively, compared to 52.9% and 53.7%, respectively, for the same periods last year.  The overall increase of 4.7% is primarily due to the effects of the change in mix of sales of products of LifeTime as a larger percentage of total sales on a consolidated basis compared to sales of our existing products in previous quarters.  Furthermore, in any particular period, LifeTime may utilize sales discounts to expand existing products or introduce new products to our retail customers which also may cause gross margins to fluctuate.  We believe certain of these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2007 were $1,187,345 and $2,375,865, respectively, compared to $226,569 and $682,718, respectively, for the same periods last year, an increase of $960,776, or 424%, and $1,693,147, or 248% for the three and nine months respectively.  Our selling, general and administrative expenses for the three month period ended September 30, 2007 reflect the consolidation of LifeTime for that three month period as a wholly-owned subsidiary and an increase in marketing related expenses.  Our results for the nine months ended September 30, 2007 reflect the consolidation of LifeTime as a wholly-owned subsidiary as of the effective date of the acquisition, or March 30, 2007, and do not reflect activity from LifeTime prior to that date.  As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly.  We may promote our products through print in trade and consumer publications, public relations appearances, radio, television and other advertising mediums as sales increase.  We expect that we will continue to seek further operational efficiencies and monitor our cash flow, even as we implement marketing and sales initiatives and grow our business.

Total other expense for the three and nine months ended September 30, 2007 was $346,390 and $1,268,943, compared to $47,828 and $123,207 for the same period last year, an increase of $298,562 and $1,145,736 for the three and nine months, respectively.  Our interest expense was incurred from interest on notes payable in conjunction with our acquisition and related financing, to certain officers and directors, as well as from our outstanding bank lines of credit.  The increase in other expenses in the three and nine month period is due to certain acquisition and financing related charges of $901,137.

There is no income tax benefit recorded because any potential benefit of the operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Net loss for the three and nine months ended September 30, 2007 was $(202,644), or less than $(0.01) per share, and $(892,840) or $(0.01) per share, respectively, as compared to $(179,003), or less than $(0.01) per share, and $(393,388), or less than $(0.01) per share, respectively, for the same periods last year.

Liquidity and Capital Resources

As of September 30, 2007, we had $3,624,901 in current assets of which $2,204,911, or 60.8%, was cash and receivables.  Total current liabilities for the same period totaled $4,080,216.  At September 30, 2007, net cash used by operations was approximately $90,842.  Our needs for cash during the three month period ended September 30, 2007 were funded through operational cash flows.

On April 5, 2007, effective March 30, 2007, we acquired, through a newly formed wholly-owned subsidiary, Baywood Acquisition, Inc., substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000.  As provided in the Asset Purchase Agreement, dated March 30, 2007, among us, Baywood Acquisition, Nutritional Specialties and the stockholders of Nutritional Specialties (the purchase price was payable as to $7,600,000 in cash, $1,100,000 in our common stock valued at $0.05 per share, or 22,000,000 shares, an aggregate of $1,300,000 in promissory notes, consisting of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, assumption of indebtedness of approximately $1,100,000, and five-year warrants to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $0.05 per share.  At the direction of Nutritional Specialties, the purchase price was delivered directly to the three stockholders of Nutritional Specialties, in the varying amounts specified by them.  The 8% notes and the 8% convertible notes each will be payable in equal quarterly installments over a two year period, commencing on September 30, 2007, with interest accruing from the date of issuance.  The 8% convertible notes are convertible into shares of our common stock at a conversion price of $0.05 per share, subject to adjustment for stock splits, combinations and other similar events.

In connection with the acquisition, of Nutritional Specialties, in March 2007, the Company raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of units, with each unit consisting of 5,000 Preferred shares, convertible into 1,250,000 shares of common stock at $0.04 per share, and a five-year warrant  to purchase 250,000 shares of common stock at an exercise price of $0.02 per share, (ii) the issuance of 10% notes in an aggregate principal amount of $1,000,000, (iii) the issuance of a 12% 2007 bridge note in the principal amount of $2,000,000, and (iv) bank financing in an aggregate principal amount of $2,000,000, of which $1,500,000 was drawn down as the proceeds of a term loan as of March 30, 2007.  As part of the initial offering, $300,000 of our Senior Convertible Notes was converted into an aggregate of six Units.  The purchasers of the 10% Notes were issued warrants to purchase 10,000,000 shares of common stock at an exercise price of $0.02 per share, and the purchaser of the 12% Bridge Note was issued warrants to purchase 4,000,000 shares of common stock at an exercise price of $0.05 per share.  Following the initial offering and until the termination of the 2007 private placement effective as of July 16, 2007, we sold an additional 3.7 Units for an aggregate purchase price of $185,000.  The sale of the Units, 10% Notes and 12% Bridge Note was conducted through Northeast Securities as the exclusive placement agent.

The bank financing was provided by Vineyard Bank N.A., with offices in Orange, California, and consisted of a $1,500,000 term loan and a $500,000 revolving line of credit loan to us.  The $1,500,000 term loan, which was closed as of March 30, 2007, has a 3-year maturity with a 10-year amortization, at an interest rate of 9.75% per annum.  The revolving line of credit loan has a 2-year maturity at an interest rate equal to the prime rate plus 1%, fully floating, payable interest only until maturity, and requires one consecutive 30-day period each year when no revolving line of credit debt is outstanding.  The loans are secured by a first priority security interest in all business assets of the Company.  The loans contain financial covenants, including cash flow coverage and leverage ratios.

On July 12, 2007, we repaid the 12% 2007 bridge Note from the proceeds of the refinancing from Vineyard, consisting of a $2,000,000 term loan having a two-year maturity, at an interest rate equal to the prime rate plus 2%.  The refinancing is secured by the same collateral and contains substantially the same terms and conditions as the bank financing.  Repayment of the refinancing has been guaranteed by O. Lee Tawes, III, an affiliate of the placement agent and a member of the Board.

Off Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet transactions.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

As of September 30, 2007, we were not a party to or aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, we did not issue or sell any unregistered securities.

Item 3 - Defaults Upon Senior Securities

The Company is in default on scheduled debt repayments of certain indebtedness of $799,945 as of September 30, 2007, including the note held by Mr. Tawes and the notes held by officers and related parties.  The creditors under the defaulted notes have not demanded payment due, and management believes, this is due to their close relationship with the Company. Over the next three months management intends, although there can be no assurance, to negotiate extensions of the due dates of the defaulted notes.  If the Company is unable to repay any of the foregoing indebtedness when due, renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on the Company’s business.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended September 30, 2007.

Item 5 - Other Information

None.

Item 6 - Exhibits

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

4.4 - Certificate of Designation for Shares, dated July 18, 1997 (included as Exhibit 4.5 to the Form 10-KSB dated March 30, 1998, and incorporated herein by reference).

4.5 - Certificates of Designation for Class D Redeemable Convertible Preferred Stock (included as Exhibit 4.4 to the Form 10-QSB dated May 17, 1999, and incorporated herein by reference).

4.6 - Certificate of Designation of Preferences and Rights of Series G Preferred Stock, dated September 20, 2005 (included as Exhibit 4.1 to the Form 8-K filed September 23, 2005, and incorporated herein by reference).

4.7 - Certificate of Designation of Preferences and Rights of Series H Preferred Stock, dated December 21, 2005 (included as Exhibit 4.1 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.8 – Certificate of Designation of Series I 8% Cumulative Convertible Preferred Stock, dated March 30, 2007 (included as Exhibit 4.X to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

4.9    Form of Subscription Agreement between Baywood International, Inc. and the investors in the 2006 Bridge Financing (included as Exhibit 4.9 to the Form SB-2 filed July 23, 2007, and incorporated herein by reference).

4.10  Form of Subscription Agreement between Baywood International, Inc. and each prospective purchaser who is a signatory thereto subscribing for Units in the 2007 Private Placement (included as Exhibit 4.10 to the Form SB-2 filed July 23, 2007, and incorporated herein by reference).

4.11  Form of Common Stock Purchase Warrant dated September 19, 2006 issued by Baywood International, Inc. to investors in the 2006 Bridge Financing (included as Exhibit 4.2 to the Form 8-K filed September 25, 2006, and incorporated herein by reference).

4.12  10% Senior Convertible Note Agreement dated September 19, 2006 between Baywood International, Inc. and a certain number of accredited investors (included as Exhibit 4.1 to the Form 8-K filed on September 25, 2006, and incorporated herein by reference).

4.13  Form of Common Stock Purchase Warrant dated March 30, 2007, issued by Baywood International, Inc. to investors in the 2007 Private Placement (included as Exhibit 4.3 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.14  10% Notes of Baywood International, Inc. and Baywood Acquisition, Inc. dated March 30, 2007, issued to O. Lee Tawes and John Talty, each in the principal amount of $500,000 (included as Exhibit 4.4 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.15  Common Stock Purchase Warrants dated March 30, 2007, issued by Baywood International, Inc. to O. Lee Tawes and John Talty, each to purchase 5,000,000 shares of common stock of Baywood International, Inc. (included as Exhibit 4.5 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.16  12% Note of Baywood International, Inc. and Baywood Acquisition, Inc. dated March 30, 2007, issued to JSH Partners in the principal amount of $2,000,000 and Guaranty executed by O. Lee Tawes (included as Exhibit 4.6 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.17  Common Stock Purchase Warrant dated March 30, 2007, issued by Baywood International, Inc. to JSH Partners, to purchase 4,000,000 shares of common stock of Baywood International, Inc. (included as Exhibit 4.7 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.18  8% Convertible Subordinated Promissory Notes of Baywood International, Inc. and Baywood Acquisition, Inc. dated March 30, 2007, issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, in the principal amounts of $100,000, $250,000 and $250,000, respectively (included as Exhibit 4.8 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.19  8% Subordinated Promissory Notes of Baywood International, Inc. and Baywood Acquisition, Inc. dated March 30, 2007, issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, in the principal amounts of $350,000, $175,000 and $175,000, respectively (included as Exhibit 4.9 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.20  Common Stock Purchase Warrants dated March 30, 2007, issued by Baywood International, Inc. to Thomas Pinkowski, Charles Ung and M. Amirul Karim, to purchase 350,000, 175,000 and 175,000 shares of common stock of Baywood International, Inc., respectively (included as Exhibit 4.10 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.21  Promissory Note of Baywood International, Inc. and Baywood Acquisition, Inc. dated March 30, 2007, issued to Vineyard Bank, N.A. in the principal amount of $1,500,000 (included as Exhibit 4.13 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.22  Promissory Note of Baywood International, Inc. and Baywood Acquisition, Inc. dated March 30, 2007, issued to Vineyard Bank, N.A. in the principal amount of $500,000 (included as Exhibit 4.14 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.23  Form of Common Stock Purchase Warrant dated March 30, 2007, issued by Baywood International, Inc. to the Placement Agent, to purchase 18,900,000 shares of common stock of Baywood International, Inc. (included as Exhibit 4.23 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.24  Promissory Note of Baywood International, Inc., dated June 28, 2006, issued to Ira J. Gaines in the principal amount of $150,000 (included as Exhibit 4.24 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.25  Common Stock Purchase Warrant dated June 28, 2006, issued by Baywood International, Inc. to Ira. J. Gaines, to purchase 120,000 shares of common stock of Baywood International, Inc. (included as Exhibit 4.25 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.26  Letter Agreement dated as of September 7, 2006, by and between Baywood International, Inc. and the Placement Agent (included as Exhibit 4.26 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.27  Letter Agreement dated as of March 12, 2007, by and between Baywood International, Inc. and the Placement Agent (included as Exhibit 4.27 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.28  Letter Agreement dated as of August 21, 2006, by and between Baywood International, Inc. and the Placement Agent (included as Exhibit 4.28 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.29  Promissory Note of Baywood International, Inc., dated April 2005, issued to Ira J. Gaines in the amount of $50,000 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.30  Common Stock Purchase Warrant dated April 5, 2005, issued by Baywood International, Inc. to Ira J. Gaines, to purchase 20,000 shares of common stock of Baywood International, Inc. (included as Exhibit 4.30 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.31  Form of Subscription Agreement between Baywood International, Inc. and the purchasers of shares of Series H Preferred Stock of Baywood International, Inc. (included as Exhibit 4.31 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.32  Form of Subscription Agreement between Baywood International, Inc. and the purchasers of shares of common stock of Baywood International, Inc. (included as Exhibit 4.32 to the Form SB-2/A filed October 12,2 007, and incorporated herein by reference).

4.33  Stock Repurchase Agreement and Release dated as of December 2005, between Choi Chee Ming (a/k/a Francis Choi) and Baywood International, Inc. (included as Exhibit 4.33 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.34  Promissory Note of Baywood International, Inc., dated October 25, 2005, issued to Ronald Patterson in the principal amount of $100,000 (included as Exhibit 4.34 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.35  Promissory Note of Baywood International, Inc. and Nutritional Specialties, Inc., dated July 9, 2007, issued to Vineyard Bank, N.A. in the principal amount of $2,000,000 (included as Exhibit 4.35 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.36  Common Stock Purchase Warrant dated May 18, 2004, issued by Baywood International, Inc. to O. Lee Tawes, III to purchase 1,725,000 shares of common stock of Baywood International, Inc. (included as Exhibit 4.36 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.37  Common Stock Purchase Warrant dated February 4, 2005, issued by Baywood International, Inc. to O. Lee Tawes, III to purchase 300,000 shares of common stock of Baywood International, Inc. (included as Exhibit 4.37 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.1 - Bridge Loan Agreement between the Company and O. L. Tawes, Inc., dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

10.2 - Form of Registration Rights Agreement between the Company and a certain number of accredited investors dated September 19, 2006 (included as Exhibit 4.3 to the Form 8-K filed September 25, 2006, and incorporated herein by reference).

10.3 - Asset Purchase Agreement by and among the Company, Baywood Acquisition, Inc, Nutritional Specialties, Inc., d/b/a  LifeTime(R)  or  LifeTime(R) Vitamins, and certain individuals named therein, dated March 30, 2007 (included as Exhibit 2 to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.4 – Form of Common Stock Purchase Warrant between the Company and certain investors dated March 30, 2007 (included as Exhibit 4.III to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.5 –10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and O. Lee Tawes, III, on the other side, dated March 30, 2007 (included as Exhibit 4.IV to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.6 –10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and John Talty on the other side, dated March 30, 2007 (included as Exhibit 4.IV to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.7 - Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated March 30, 2007 (included as Exhibit 4.V to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.8 - Common Stock Purchase Warrant between the Company and John Talty, dated March 30, 2007 (included as Exhibit 4.V to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.9 – 12% 2007 Bridge Loan Agreement between the Company and JSH Partners and Guaranty executed by O. Lee Tawes, dated March 30, 2007 (included as Exhibit 4.VI to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.10 – Common Stock Purchase Warrant between the Company and JSH Partners, dated March 30, 2007 (included as Exhibit 4.VII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.11 - 8% Convertible Subordinated Promissory Notes of the Company and Baywood Acquisition, Inc.  issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.VIII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.12 - 8% Subordinated Promissory Notes of the Company and Baywood Acquisition, Inc.  issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.IX to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.13 – Common Stock Purchase Warrants issued by the Company to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.IX to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.14 - Business Loan Agreement dated March 30, 2007, with the Company and Baywood Acquisition, Inc., as Borrowers, and Vineyard Bank N.A., dated March 20, 2007 (included as Exhibit 4.XI to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.15 – Promissory Note issued by the Company and Baywood Acquisition, Inc. to Vineyard Bank N.A., dated March 30, 2007 (included as Exhibit 4.XII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.16 – Promissory Note issued by the Company and Baywood Acquisition, Inc. to Vineyard Bank N.A., dated March 30, 2007 (included as Exhibit 4.XIII to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.17 - Employment Agreement dated March 30, 2007, between Baywood International, Inc. and Thomas Pinkowski (filed as Exhibit 10.4 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.18 - Manufacturing Agreement dated March 30, 2007, between Baywood International, Inc. and NHK Laboratories, Inc (filed as Exhibit 10.5 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.19 - Manufacturing Agreement dated March 30, 2007, between Baywood International, Inc. and Ultimate Formulations, Inc. d/b/a Best Formulations (filed as Exhibit 10.6 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.20 - Registration Rights Agreement dated March 30, 2007 among Baywood International, Inc., O. Lee Tawes, John Talty, JSH Partners and Northeast Securities, Inc., as Attorney-in-Fact for the investors set forth therein (filed as Exhibit 10.7 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.21 - Voting Agreement dated March 30, 2007, among Baywood International, Inc. and the individuals listed as stockholders therein (filed as Exhibit 10.8 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.22 - Business Loan Agreement dated March 30, 2007, between Baywood International, Inc. and Baywood Acquisition, Inc., as Borrowers, and Vineyard Bank, N.A. (included as Exhibit 4.12 to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

10.23 - Employment Agreement dated July 11, 2007, between Baywood International, Inc. and Neil Reithinger (included as Exhibit 10.1 to the Form 8-K filed on July 16, 2007, and incorporated herein by reference).

10.24 – Business Loan Agreement dated July 9, 2007, between Baywood International, Inc. and Nutritional Specialties, Inc., as borrowers, and Vineyard Bank, N.A. (included as Exhibit 10.11 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

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

Dated: November 19, 2007	/s/ Neil Reithinger
Neil Reithinger
Baywood International, Inc.	Chairman of the Board, Chief Executive Officer, Acting Chief Financial Officer, Principal Accounting Officer