Form 10-K
period 2007-12-31
BAYWOOD INTERNATIONAL INC
filed 2008-04-15
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

☐

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 000-22024

______________

BAYWOOD INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0125664 (IRS Employer Identification No.)

14950 N. 83rd Place, Suite 1 Scottsdale, Arizona 85260

(Address of principal executive offices)

(480) 951-3956

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and  will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Set the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer  ☐  Non-accelerated filer  ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2007: $2,425,022 based on a total 48,500,446 (2,425,022 post reverse split) shares of our common stock held by non-affiliates on June 30, 2007 at a closing price of $0.05 per share ($1.00 per share post reverse split).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of March 25, 2008: 6,579,648

Documents incorporated by reference:  None.

BAYWOOD INTERNATIONAL, INC.

FORM 10-K

For the year ended December 31, 2007

This report contains trademarks and trade names that are the property of Baywood International, Inc. and of other companies, as indicated.

PART I

Forward Looking Statements Disclaimer

Statements in this Form 10-K Annual Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this annual report on Form 10-K, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents that we file from time to time with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report on Form 10-K, except as required by law.

ITEM 1 - BUSINESS

GENERAL

We are a nutraceutical company specializing in the development, marketing and distribution of our own proprietary brands under the names LifeTime®, Baywood PURECHOICE®, Baywood SOLUTIONS®, Baywood EVOLUTION™ and Complete La Femme®.  We distribute our products through independent and chain health food stores, pharmacies, grocery stores and other direct-to-consumer channels both internationally and domestically.

HISTORY

We incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986.  In March 1992, we changed our name to Baywood International, Inc.  Between 1992 and 1998, we directed most of our sales efforts to international markets and established either distribution or registration of our products in certain Pacific Rim and European countries.

Throughout 1998 and the first six months of 1999, we revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors.  As a result, we transformed our business with a new marketing image, product lines, marketing campaign and distribution channels.  Through 2006, we focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE®, Baywood SOLUTIONS®, Baywood EVOLUTION™ and Complete La Femme® and any other branded lines we choose to develop in North America and internationally through designated distributors.  Our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food market.

On April 5, 2007, effective March 30, 2007, we acquired, through an acquisition subsidiary, substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., for a purchase price of approximately $11,100,000. Nutritional Specialties, Inc. is a nutraceutical company that develops and markets over 350 nutraceutical products under the brand LifeTime® or LifeTime Vitamins®.  We caused our acquisition subsidiary to change its name to Nutritional Specialties, Inc., d/b/a LifeTime® and we are operating Nutritional Specialties as a separate, wholly-owned subsidiary.  Mr. Thomas Pinkowski, formerly the President of Nutritional Specialties, is now our Vice President and the President of Nutritional Specialties.

In December 2007, we entered into a Joint Venture Agreement with John “Bradshaw” Layfield, former World Wrestling Entertainment star, to create and distribute specialty beverages nationwide.  As of December 31, 2007, we reported our interest in the Joint Venture as a non-consolidated interest, meaning we will reflect our investment on our financial statements.  The first product, a health and virility supplement sold under the name Mamajuana Energy, was launched in January 2008.

Our principal executive offices are located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260. Our telephone number is (480) 951-3956 and our web address is www.bywd.com.  We do not intend for information on our web site to be incorporated into this 10-K.

COMPANY OBJECTIVE AND MISSION

We develop and market over 370 nutraceutical products under the brands LifeTime® and Baywood, including varying strengths and sizes of certain items.  The products include single ingredient items as well as multi-ingredient formulas.  Many of our formulas utilize scientifically-supported ingredients which target specific health conditions.  Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines we develop.  We believe our potential for growth involves the continued development of niche products that can be marketed and sold to our existing and new retail channels in North America and through existing and newly designated distributors internationally.  Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers.  We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically-supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing customers and attract new customers.  Our sales force provides timely feedback from the retail channels on the ever-changing consumer demands.

OUR PRODUCTS

The LifeTime® brand consists of a wide range of products covering substantially all categories of nutraceutical products.  The categories include:

Category	Number of items
A Vitamins	8
B Vitamins	24
C Vitamins	18
E Vitamins / Essential Oils	18
Multiples	33
Minerals	43
Acidophilus and Digestive Aids	26
Protein and Yeast	10
Green Food Supplements	10
Special Nutritional Products	87
Sports Nutrition	14
Amino Acids	11
Aloe Vera	7
Specialty Paks	1
Diet Supplements	9
Herbals	8
Kids Supplements	3
Special Brands	7
Collagen Beauty Products	6
Natural Sources (Homeopathics and fruit concentrates)	12

The Baywood brand consists of four nutraceutical brand lines, Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme® and Baywood EVOLUTION™.  As of December 31, 2007, we had 21 distinct products in the Baywood brand.

PRODUCT NAME	FUNCTION
Original Snore Formula	Relief of Snoring
Original Allergy Formula	Relief of Allergies
CellXcite	Immune Support & Antioxidant
Ultra Cranberry Extract	Supports Urinary Tract Health
C-2 Relief	Cox-2 Inhibitor (All Natural Pain Relief)
Fat Eliminator	Weight Loss (Fat Blocker)
Carb Eliminator	Weight Loss (Carbohydrate Blocker)
Maximum Strength Carb Eliminator	Weight Loss (Carbohydrate Blocker)
Super Joints	Joint and Connective Tissue Support
Magnesium FIZZ	Effervescent Magnesium Drink (Calming)
Cal-Mag FIZZ	Effervescent Calcium and Magnesium Drink
Beta-s	Healthy Cholesterol Maintenance
Natto-Z	Fibrinolytic Enzyme that Supports Cardiovascular Health and Circulation
Relora®	Natural Relief for Stress and Anxiety
SAMe	Joint and Emotional Health
Vein Support Formula	Vein Tonicity and Capillary Resistance
Breast & Balance	Hormone Balancing, PMS Support and Breast Enhancement
Breast & Balance Lotion	Topical Hormone Balancing, PMS Support and Breast Enhancement
Lip Maximizing Formula	Lip Enhancement and Furrow Reduction
Complete Manicure	At-Home Manicure
Metabolic Burn Tropin-EF	Ephedra-Free Fat Burner and Metabolic Support

We intend to develop other new products within these lines in the future.  We believe that there may be products that are developed outside of these lines that need their own separate brand identity.  We can provide no assurance as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

INTERNATIONAL SALES

We sell some of our brands in Canada, Croatia, Turkey, England, Dubai, Holland, Sweden, Portugal and certain parts of Asia.  Sales in these countries are conducted through distributors who service various retail outlets in their respective territories.

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

MANUFACTURING AND QUALITY CONTROL

For all of our products, we use third parties to manufacture and package our products according to the formulas and packaging guidelines we dictate.  In order to minimize costs, we may elect to purchase raw or bulk materials directly from our suppliers and have them shipped to our manufacturers so that we may incur only “tableting,” encapsulating and/or packaging costs and avoid the additional costs associated with purchasing the finished product.

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately.  As of December 31, 2007, we utilized nine different contract manufacturers, including two manufacturers owned or controlled by Charles Ung or M. Amirul Karim, former stockholders of Nutritional Specialties, pursuant to agreements that obligate Nutritional Specialties to buy specified products from these companies for an initial three year period, subject to two annual renewal terms, so long as pricing and other terms are competitive with those of other manufacturers.  For the period ended December 31, 2007, we purchased 35% of our finished goods from two manufacturers.

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

We rely on our contract manufacturers to maintain the quality of product components as new products are assessed and developed.  As we evaluate the needs for certain products within existing or new markets, we develop the most effective formulas and rely on our third-party suppliers to provide certain raw materials and our manufacturers to manufacture the product.  Products are then sampled and tested for final approval and packaging.  To monitor the quality of the raw materials that the suppliers provide and the products that the third-party manufacturers produce, we randomly test our products through independent labs to ensure potency.  In addition, we select those manufacturers who themselves adhere to high standards of good manufacturing practices.

DISTRIBUTION

Our product lines are marketed and distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in the United States.  As of December 31, 2007, we estimate that we have penetrated less than 25% of health food retail channels in the United States alone.  Our products reach the retail channels in the United States and Canada either through distributors or through direct shipments from us.  Outside of the United States and Canada, our products are sold through relationships with designated distributors.

We generally maintain sufficient inventories to meet customer orders as received.  From time to time, we experience back orders that result from variations in demand for products outside of our control or expectations.  As of December 31, 2007, we had no significant customer backlog.

We do not generally experience wide variances in the amount of inventory we maintain.  We guarantee efficacy on all of our products.  In certain circumstances and in an effort to support our retail channels, we allow our customers to return unsold merchandise if it does not turn over in a timely manner.  We estimate returns based on historical experience and record an allowance for product returns and uncollectible accounts receivable.  Historically, returns have been immaterial, and we did not record an allowance for product returns or for uncollectible accounts at December 31, 2007.

COMPETITION

The market for nutraceuticals is highly competitive.  Numerous manufacturers and distributors compete with us for customers throughout the United States and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores.  Many of our competitors are substantially larger and more experienced than us, have longer operating histories and have materially greater financial and other resources than us.  We may not be able to successfully compete with them in the marketplace.

Our principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements.  Since we do not market our products into mass-market distribution channels, we do not face direct competition from broad line manufacturers and major private label manufacturers and other companies.  However, we face indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of certain dietary supplements in the health food store distribution channels based on price and availability.  In addition, we compete with several large pharmaceutical companies.  Our main competitors include, but are not limited to, Rainbow Light, New Chapter, Schiff, Solgar, Nature’s Way, Solaray, Natrol, Source Naturals, Enzymatic Therapy, Now Foods, Natural Factors, Blue Bonnet, Pioneer Nutritionals, Nature’s Plus, Olympian Labs, Garden of Life, Pure Essence Labs and Nutricology.  We also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains.

We believe that we compete favorably with other nutritional supplement companies because of the quality of our products, our ability to timely introduce new products and our customer service.  In addition, we focus on distinguishing our products from our competitors by offering more unique combinations of ingredients that have scientific support, but are either under-utilized or under-recognized in our industry.

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

The competition for shelf space at retailers is intense.  We have ongoing discussions with our retail customers with regard to the allocation of shelf space and the level of promotional support for our products.  Our sales staff provides a high level of service to build a high level of loyalty with our retail customers. Retailers look to us for promotional support of our products in order to maximize sales.  We look to retailers for advantageous placement of our products and promotion of our products in promotional media such as newspaper advertisements.  Additionally, we often provide product displays for our products to retailers as a marketing aid to help them display and sell our products.  The cost of promotions and marketing support to retailers can be very high and we must continually review our promotional efforts to ensure that they are cost effective.

TRADEMARKS AND PATENTS

We regard our trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success, and we rely on trademark and copyright law, trade-secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights.  We have licensed in the past, and expect that we may license in the future, certain proprietary rights, technologies or copyrighted materials from third parties and we rely on those third parties to defend their proprietary rights, copyrights and technologies.

From time to time, we register our principal brand names in the United States and certain foreign countries.  Our material trademarks include the LifeTime®, Baywood PURECHOICE®, Baywood SOLUTIONS® and Complete La Femme® brands. We currently own these brand names as registered trademarks and substantially all of our net sales were from products bearing these brands.  Sometimes, however, the names used to describe some of our products are either too generic or commonplace to register.  One example is S-Adenosyl-Methionine, or SAMe, which is the name of the raw material in the product and can be used by other companies in the industry.  The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the United States or abroad.  Existing trademark laws afford only limited practical protection for our product lines.  The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States.  Because of the rapid pace of the natural product industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

Additionally, we license directly or indirectly through our contract manufacturers certain intellectual property from third parties.  One example is Phase 2™, which is the primary ingredient in our Carb Eliminator™ and Maximum Strength Carb Eliminator™ and is the trademark of our supplier.  We license this product non-exclusively from a raw material supplier, Pharmachem Labs, thereby being able to utilize the supplier’s recognized tradename and scientific data.  The sales of certain of our products rely on our ability to maintain these licensing arrangements.  If we lose the right to use these licenses, our business could be adversely affected.  We believe we are currently in compliance with all of the requirements of our license arrangements.  Currently, we are required to pay a royalty per unit to the owner of the patent under which we sell two of our products, Baywood Original Snore Formula™ and Baywood Original Allergy Formula™.  There is no other annual license or other fees that we are required to pay under these license arrangements, except that we can only use the supplier’s trademark if we purchase the ingredient directly from them.

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

To the extent we establish our own manufacturing facilities in the future and produce products deemed by the FDA now or in the future to be a food or dietary supplement, the operation of our manufacturing facilities will be subject to regulation by the FDA in compliance with good manufacturing practices just as our third-party manufacturers currently are subject to.  Although we do not anticipate any difficulties in complying with good manufacturing practices, any such difficulties that are encountered at such a time could have a material adverse effect on our financial condition and results of operations.

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

Registration is mandatory in certain countries prior to distribution.  This process may take from several months to over a year.  At any one time, we may have several products awaiting approval for registration and eventual distribution.  We can provide no assurance as to the timing of such approvals or that, once such approvals are obtained, we will be able to successfully market and distribute any product.

We believe we are currently in compliance with each of these laws, rules and regulations and we believe we have not had any incidence of noncompliance over the past three years.

EMPLOYEES

At December 31, 2007, we had 32 full-time employees, including 22 employees of Nutritional Specialties, Inc., our wholly-owned subsidiary.  None of our employees are represented by a collective bargaining arrangement and we believe our relations with employees are good.  We have 25 sales representatives in the United States who are independent contractors and are not employees.

ITEM 1A – RISK FACTORS

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

RISK RELATED TO OUR BUSINESS

Our Independent Auditors have expressed doubt about our ability to continue as a going concern and, if we do not continue as a going concern, you may lose your entire investment.

In their report dated April 14, 2008, our independent register public accounting firm, Malone & Bailey, PLC, stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of a loss for the year ended December 31, 2007 in the amount of $1,703,329 and a loss for the year ended December 31, 2006 in the amount of $624,510.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit.  Our ability to generate profits depends in large part on the success of the acquisition of Nutritional Specialties, of which there can be no assurance.  The going concern qualification in the auditor's report is designed to emphasize the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have had a history of losses and if we cannot consistently generate positive cash flows or raise sufficient capital then we will not realize our growth potential and our business could suffer financially.

Our net losses in 2006 and 2007 were $624,510 and $1,703,329, respectively.  We are attempting to grow while maintaining costs.  However, we expect to require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.  We believe the acquisition of Nutritional Specialties, as well as the funds raised in a 2007 private placement for working capital, has enabled us to meet our obligations for growth and to implement more aggressive sales, marketing and advertising programs.  However, if the growth of the products from Nutritional Specialties is not successful and if cash shortfalls occur, it is possible that we will not be able to supplement such shortfalls through outside financing.  If we cannot raise the necessary capital, we may not meet our projections for growth and our sales could be adversely affected due to delays in shipments and loss of customers.

We depend on third-party suppliers and manufacturers.  Any disruption or extended delay in product supply from any of our third-party suppliers could have a significant adverse impact on our operations.

There are numerous companies that produce or supply the types of products we distribute.  We do not manufacture any of our products and depend entirely on third-party manufacturers and suppliers.  Typically, we do not have supply agreements, but submit purchase orders for our products.  We currently utilize nine different contract manufacturers, including two manufacturers owned or controlled by Charles Ung and M. Amirul Karim, former stockholders of Nutritional Specialties, pursuant to agreements that obligate Nutritional Specialties to buy specified products from these companies for an initial three-year period so long as pricing and other terms are competitive with those of other manufacturers.  Although we believe that a number of alternative manufacturers are available and that we could replace our main suppliers with alternative sources at comparable prices and terms, any disruption or extended delay in our product supply from any of our third-party suppliers could have a significant adverse impact on our operations.  In addition, the time needed to replace any of our main suppliers could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

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

Our business could be adversely affected if any of our products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products.  Our dietary supplement products contain vitamins, minerals, herbs and other ingredients that we regard as safe when taken as directed by us and that various scientific studies and literature have suggested may offer health benefits.  While quality control testing is conducted on the ingredients in our products, we are highly dependent upon consumers' perception of the overall integrity of the dietary supplements business.  The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry.  If our products suffer from this negative consumer perception, it is likely our sales will slow and we will have difficultly generating revenues.

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

We are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability. We are not aware of any claims pending against us or our products that would adversely affect our business. While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future.  We maintain $2,000,000 in product liability insurance for our products through third-party providers.  We believe our insurance coverage is adequate; however, there can be no assurance that we will be able to retain our existing coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims.  In addition to carrying our own coverage, we also require our manufacturers to carry product liability insurance.  If we are sued, we may not have sufficient resources to defend against the suit or to pay damages.  A material lawsuit could negatively impact our business.

Our stock price is volatile and, if continued volatility occurs or if our stock price continues to be low, then our stock may be less attractive to investors and we may not be able to raise adequate capital and we may be subject to the risk of litigation.

During the years ended December 31, 2007, 2006, 2005 and 2004, the trading price of our common stock has ranged from $3.40 to $0.40. The volatility in our stock price could be caused by a variety of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•

operating results that vary from the expectations of management, securities analysts and investors;

•

changes in expectations as to our business, prospects, financial condition, and results of operations, including financial estimates by third-party analysts and investors;

•

announcements by us or our competitors of new product innovations and material developments;

•

the operating and securities price performance of other companies that investors believe are comparable to us;

•

future sales of our equity or equity-related securities;

•

changes in general conditions or trends in our industry and in the economy, the financial markets, and the domestic or international political situation;

•

fluctuations in oil and gas prices;

•

additions or departures of key personnel;

•

future sales of our common stock; and

•

regulatory considerations.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets.  These fluctuations, as well as political events, terrorist attacks, threatened or actual war and general economic conditions unrelated to our performance, may adversely affect the price of our common stock.  In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies' securities.  If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management's attention and resources, regardless of the outcome.  This could materially and adversely affect our business, prospects, financial condition and/or results of operations.  In addition, the exposure of our common stock to the general investing community is limited and thereby inhibits our ability to obtain new investors to help finance our business.

On December 18, 2007, we effected a reverse split of our common stock on a 1 for 20 basis.  The immediate effect of the reverse split has been to reduce the number of shares of our outstanding common stock and to increase the trading price of such common stock. However, the effect of the reverse split upon the market price of our common stock cannot be predicted, and the history of reverse stock splits for companies in similar circumstances would indicate that a reverse split sometimes improves stock performance, but in many cases does not.  There can be no assurance that the trading price of our common stock after the reverse split will rise in proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse split or remain at an increased level for any period.  Also, there is no assurance that the reverse split will not eventually lead to a decrease in the trading price of our common stock.  The trading price of our common stock may change due to a variety of other factors, including our operating results and other factors related to our business and general market conditions.

We must develop and introduce new products to succeed.

Our future growth depends on new product development.  The success of new product introductions depends on various factors, including the following:

•

proper new product selection;

•

successful sales and marketing efforts;

•

timely delivery of new products;

•

availability of raw materials; and

•

customer acceptance of new products.

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

We may need additional capital and if we do not generate sufficient cash flow and we cannot raise additional capital, we will not be able to fulfill our business plan.

We may need to obtain additional funding in the future in order to finance our business strategy, operations and growth.  If cash flow is not sufficient, we may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed.  If we fail to arrange for sufficient capital on a timely basis in the future, we may be required to curtail our business activities until we can obtain adequate financing.  Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities.  Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock or other securities.

We have outstanding indebtedness that may have to be renegotiated or refinanced.

In addition to the indebtedness we incurred in connection with the acquisition of Nutritional Specialties, including the 8% Notes and 8% Convertible Notes in the aggregate principal amount of $1,300,000, the 10% Notes in the aggregate principal amount of $1,000,000 and the indebtedness to Vineyard Bank under the Bank Financing and the Refinancing in the aggregate principal amount of $4,000,000, we have outstanding notes and credit lines aggregating approximately $1,620,000, referred to as other indebtedness.  Of the Other Indebtedness, a $350,000 note is held by O. Lee Tawes, III, an affiliate of our Company, notes in the aggregate amount of $40,000 are held by officers and related parties of our Company and the balance is held by other third parties.  We are in technical default on certain financial covenants with Vineyard Bank as of December 31, 2007 where there is $3,921,000 outstanding of which $3,338,000 is now reflected as currently due.  $2,000,000 of this debt is guaranteed by a member of our board of directors.  In the coming months, management is confident that it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

The term loan agreement and the line of credit facility agreement with Vineyard Bank, N.A. which, together, comprise the Bank Financing, as well as the Refinancing documents, contain financial covenants which we will be required to maintain as well as certain restrictive covenants on our business, both of which will limit our ability to operate our business, including restrictions on our ability to:

•

incur additional debt or issue guarantees;

•

create liens;

•

make loans or investments;

•

sell certain assets;

•

acquire other businesses;

•

declare or pay dividends or make other distributions to stockholders, except for scheduled dividend payments on our Convertible Preferred Stock so long as we are not in default; and

•

consolidate, merge or transfer our assets outside of the ordinary course of business.

The Bank Financing and the Refinancing are also secured by a first priority security interest in substantially all of our assets and the assets of Nutritional Specialties.  As a result of this security interest, as well as the financial and restrictive covenants described above, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.   In addition, a significant decrease in our operating results could adversely affect our ability to maintain required financial covenants under the Bank Financing and Refinancing agreements.  If financial covenants are not maintained, our creditors will have the option to require immediate repayment of all outstanding debt under such agreements.  In such event, we may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms.  If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.  We are in technical default on certain financial covenants with Vineyard Bank as of December 31, 2007.  Vineyard Bank has not demanded payment on these obligations.

We may face significant competition which could adversely affect our revenues, results of operations and financial condition.

The market for nutraceuticals is highly competitive in each of our existing and anticipated product lines and methods of distribution.  Numerous manufacturers and distributors compete with us for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores.  Many of our competitors are substantially larger and more experienced than we are.  In addition, they have longer operating histories and have materially greater financial and other resources than we do.  Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor.  If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues.  Additionally, competition may drive down the prices of our products, which could adversely affect our cost of goods sold and our profitability, if any.

If we are unable to manage our projected growth, we may not be able to implement our business plan and we may not achieve profitability in the future.

We believe we must expand our business to achieve profitability.  Any further expansion of our business may strain our current managerial, financial, operational, and other resources.  We will need to continually improve our operations and our financial, accounting and other internal control systems in order to manage our growth effectively.  Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to manage our growth effectively.  Any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects.  As a result, our profitability may be curtailed or eliminated.

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

Our revenues and operating results may fluctuate significantly in the future due to various factors including, but not limited to, increased sales, increased inventory expenses, changes in our operating expenses, market acceptance of our products, regulatory changes that may affect the marketability of our products and buying cycles of our customers.  As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and that you should not rely upon our performance in a particular period as indicative of our performance in any future period.

The acquisition of Nutritional Specialties may prove disruptive and could result in the combined business failing to meet our expectations.

The process of integrating the operations of Nutritional Specialties may require a disproportionate amount of resources and management attention.  Nutritional Specialties is substantially larger than we were at the time of acquisition, and our management has no experience in operating or integrating a company of the size of Nutritional Specialties.  Our future operations and cash flows will depend largely upon our ability to operate Nutritional Specialties efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies.  Our management team may encounter unforeseen difficulties in managing the integration.  In order to successfully combine and operate our business, our management team will need to focus on realizing anticipated synergies and cost savings on a timely basis while maintaining the efficiency of our operations.  Any substantial diversion of management attention or difficulties in operating the combined business could affect our revenues and ability to achieve operational, financial and strategic objectives.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel.  The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel, especially highly qualified managerial personnel.  The loss of services of any executive officers or key personnel could have a material adverse effect on our business, revenues, and results of operations or financial condition.  Except for a policy on the life of Thomas Pinkowski in the amount of $5,000,000, we do not maintain key person life insurance on the lives of our officers or key employees.

Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.  In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate.  Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and/or results of operations.

RISKS RELATED TO OUR SECURITIES

Our current management may control the right to vote our common stock and they may be able to control our company indefinitely.

After giving effect to (i) the sale of Units in the 2007 Private Placement, (ii) the acquisition of Nutritional Specialties, (iii) the exchange of our Class F Preferred Shares for our common stock and (iv) the conversion of our Series G Preferred Stock and Series H Preferred into our common stock, the members of our Board and management team will collectively own or control the right to vote over 49% of our outstanding common stock.  As a result, our Board and management may collectively be able to effectively control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time.  This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our other stockholders.

Provisions in our corporate charter and under Nevada law are favorable to our directors.

Our Articles of Incorporation, as amended, limit the liability of members of our management and Board for violations of their duty as officers and directors, except in limited circumstances.  This means that you may be unable to prevail in a legal action against our officers or directors even if you believe they have breached their fiduciary duty of care.  In addition, our By-laws allow us to indemnify our officers and directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us.  This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

Certain provisions in our charter, and the composition of our current stockholder base, may prevent or delay a change of control of our company.

Our Articles of Incorporation, as amended, authorize the issuance of preferred stock without a stockholder vote or other stockholder approval.  Furthermore, approximately 49% of our outstanding common stock is held by insiders, and insiders also hold shares of our preferred stock which grant them the right to vote with the common stock as a class.  As a result, insiders can greatly influence any stockholder vote.  Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third party to acquire our Company without the consent of the insiders.

We may be unable to pay dividends.

We may be unable to generate sufficient funds that are legally available to pay the dividends on our Preferred Shares as they become due.  While the terms of the Bank Financing and the Refinancing, as defined below, permit the payment of dividends on the Convertible Preferred Stock so long as there is no default in the Bank Financing and Refinancing, any other funding agreements or indentures that we may enter into in the future will likely limit our ability to pay cash dividends on our capital stock.  Dividends on the Preferred Shares that are not paid quarter-annually when due, however, will cumulate and be payable upon the happening of a liquidation, merger, sale of assets, change in control or other similar event, and the holders will have the right to convert accrued and unpaid dividends into common stock at the conversion price of the Convertible Preferred Stock then in effect.  Moreover, in the event any dividend shall not be paid in full when due (after a 10-day grace period), then for each quarterly period or portion thereof that the dividend shall not be paid in full, (i) the conversion price will be reduced by $0.05 but shall not be reduced below a conversion price of $0.60 per share and (ii) the dividend rate shall be increased by 50 basis points (1/2 of 1%), but shall not exceed a dividend rate of 10% per annum.

Future classes of preferred stock may be issued with greater rights than our preferred stock.

We currently have three classes of preferred stock outstanding.  Our issuance of additional series of shares of our preferred stock could adversely affect our stockholders. Our Board is authorized to issue additional classes or series of shares of our preferred stock without any action on the part of our stockholders, subject to the limitations of the Convertible Preferred Stock.  Our Board also has the power, without stockholder approval, to set the terms of any such classes or series of shares of our preferred stock that may be issued, including voting rights, dividend rights, conversion features and preferences over shares of our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms.  If we issue shares of our preferred stock in the future that have preference over shares of our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue shares of our preferred stock with voting rights that dilute the voting power of shares of our common stock, the rights of our stockholders or the market price of shares of our common stock, and as a result our Convertible Preferred Stock and warrants, could be adversely affected.

In the event of bankruptcy, all creditors’ claims will have priority over the rights of holders of shares.

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our preferred stock and common stock only after all of our liabilities have been paid. In addition, our preferred shares will effectively rank junior to all existing and future liabilities of our subsidiaries and any capital stock of our subsidiaries held by third parties.  The rights of holders of our preferred shares to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the prior claims of that subsidiary's creditors and equity holders.  In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries' liabilities, to pay amounts due on any or all of our Convertible Preferred Stock then outstanding, and holders of our common stock will not have the right to receive any amount of our assets unless and until all amounts due on all our preferred stock have been paid in full.

Shares of our common stock and other securities may be “penny stocks.”

If the market price per share of our common stock is less than $5.00, the shares may be “penny stocks” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of these securities.  In addition, “penny stock” rules adopted by the SEC under the Exchange Act subject the sale of these securities to regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in penny stocks.

Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in penny stocks.  Accordingly, the SEC’s rules may limit the number of potential purchasers of shares of our common stock.  Moreover, various state securities laws impose restrictions on transferring “penny stocks,” and, as a result, investors in our securities may have their ability to sell their securities impaired.

Future sales of common stock by our existing stockholders could adversely affect the stock price our securities.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur.  These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.  We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

We have not declared or paid any cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future.  As a result, investors may have to sell their shares of our common stock to realize their investment.  Except for the payment of dividends on our Convertible Preferred Stock when due, we currently intend to retain all future earnings for use in the operation of our business and to fund future growth.  In addition, the terms of our Convertible Preferred Stock and the Bank Financing and Refinancing limit our ability to pay dividends on our common stock.  If this prohibition were to be waived, our ability to pay future cash dividends on our common stock would depend upon our results of operations, financial condition, cash requirements, the availability of a surplus and other factors.

ITEM 2 - PROPERTIES

Our principal executive office is located at 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260.  We lease approximately 7,800 square feet of office space under an operating lease that expires on September 30, 2008.  We believe that our facilities will provide sufficient capacity to handle our needs in the coming year.  Rent expense under this lease was $87,398 and $89,103 for the years ended December 31, 2007 and 2006, respectively.  The future minimum lease obligation for the remaining term of the lease of nine months at December 31, 2007 is $36,774.

Nutritional Specialties’ principal office and warehouse is located at 1967 North Glassell Street, Orange, California 92865.  Nutritional Specialties leases approximately 10,381 square feet of office space under an operating lease that expires on June 30, 2008.  We believe this facility will provide sufficient capacity to handle Nutritional Specialties’ needs in the coming year.  Rent expense under this lease was $59,656 for the year ended December 31, 2007.  The future lease obligation for the remaining term of the lease of six months at December 31, 2007 is $39,864.

ITEM 3 - LEGAL PROCEEDINGS

We may from time to time be a party to lawsuits incidental to our business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, Inc., filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek is seeking $4,000,000 plus punitive damages and costs.  We believe this case is without merit and we plan to defend it vigorously.  We believe this suit will not have a material adverse effect on our results of operations, cash flows or financial condition.  To our knowledge, as of December 31, 2007, there was no other threatened or pending litigation against our company or our officers or directors in their capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 2007, stockholders holding 74.4% of the voting power of our issued and outstanding stock voted to authorize a one for twenty reverse split of our outstanding common stock, an increase in our authorized common shares to 500,000,000 and a change in the par value of our common shares to $0.001.  The reverse split was effective as of December 18, 2007.  Effective December 18, 2007, our common stock began trading under the ticker symbol “BAYW” on the Over-the-Counter Bulletin Board.

PART  II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “BAYW.”  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCBB securities are traded by a community of market makers that enter quotes and trade reports.

The following table sets forth the quarterly high and low bid prices per share of our common stock as reported by the OTCBB, all as adjusted to give effect to a reverse split of our outstanding common stock on a 1 for 20 basis, effective December 18, 2007.  The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of any investment in our securities may be adversely affected.

Year Ended December 31, 2006	High	Low

March 31, 2006	$0.80	$0.40
June 30, 2006	$0.60	$0.40
September 30, 2006	$1.20	$0.20
December 31, 2006	$1.40	$0.80

Year Ended December 31, 2007	High	Low

March 31, 2007	$1.40	$0.60
June 30, 2007	$2.00	$1.00
September 30, 2007	$1.00	$0.80
December 31, 2007	$1.20	$0.40

Holders of Record

We had approximately 230 holders of record of our common stock as of December 31, 2007.

Dividends

We have never paid a cash dividend on our common stock nor do we anticipate paying cash dividends on our common stock in the near future.  It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion.  Under Nevada law, a company is prohibited from paying dividends if the company, as a result of paying such dividends, would not be able to pay its debts as they become due, or if the company’s total liabilities and preferences to preferred stockholders exceed total assets.  Any payment of cash dividends on our common stock in the future will be dependent on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors our board of directors deems relevant.

As of December 31, 2007, we had three classes of our preferred stock outstanding.  Two of these classes, Series H and Series I, accrue an 8% per annum cumulative dividend, respectively.  The aggregate annual dividend payment obligation in connection with each of our Series H and Series I preferred stock is $1,885 and $432,000, respectively.  As of December 31, 2007, we are current with our scheduled dividend payments on our Series H and Series I preferred stock as this stock was sold in December 2005 and March 2007 respectively. Series H preferred stock accrues a dividend that is due bi-annually and are due payable in common stock and series I preferred stock accrues a dividend that is due quarterly.

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated by reference to Item 12 of this annual report.

Recent Sales of Unregistered Securities

Effective March 30, 2007, we granted to Thomas Pinkowski, our Vice President and President of our wholly-owned subsidiary, Nutritional Specialties, Inc., an option to purchase 250,000 shares of common stock at an exercise price of $1.80 per share vesting in equal annual installments over five years and exercisable for a five year period after each vesting date.

Effective July 11, 2007, we granted Neil Reithinger, our Chief Executive Officer, and option to purchase 500,000 shares of common stock at an exercise price of $1.00 per share, exercisable for a ten-year term.

Effective July 28, 2007, we granted Neil B. Russell, a director, an option to purchase 12,500 shares of common stock at an exercise price of $1.00 per share, exercisable for a ten-year term.

For these issuances, we relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.  The persons who received such unregistered shares were either accredited investors (as that term is defined in Rule 501(a) of Regulation D), or alone or through a purchaser representative had such knowledge and experience in financial and business matters as to be capable of evaluating the risks of the investment, and received information regarding our Company and the acquisition transaction.  All stock certificates bear a restrictive legend stating that the shares have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

We incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986.  In March 1992, we changed our name to Baywood International, Inc.  Between 1992 and 1998, we directed most of our sales efforts to international markets and established either distribution or registration of our products in certain Pacific Rim and European countries.

Throughout 1998 and the first six months of 1999, we revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors.  As a result, we transformed our business with a new marketing image, product lines, marketing campaign and distribution channels.  Through 2006, we focused on strengthening the brand awareness and sales of our product lines, Baywood PURECHOICE®, Baywood SOLUTIONS®, Baywood EVOLUTION™ and Complete La Femme®.  Our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food market.

On April 5, 2007, effective March 30, 2007, we acquired, through our acquisition subsidiary, substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000. Nutritional Specialties, Inc. is a nutraceutical company that develops and markets over 350 nutraceutical products under the brand LifeTime® or LifeTime Vitamins®.  We caused our acquisition subsidiary to change its name to Nutritional Specialties, Inc., d/b/a LifeTime® and we operate LifeTime as a separate subsidiary.  Mr. Pinkowski, formerly the President of Nutritional Specialties, is now our Vice President and the President of Nutritional Specialties.

In December 2007, we entered into a Joint Venture Agreement with John “Bradshaw” Layfield, former World Wrestling Entertainment star, to create and distribute specialty beverages nationwide.  As of December 31, 2007, we reported our interest in the Joint Venture as a non-consolidated interest, meaning we will reflect our investment on our financial statements.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations are discussed throughout this section.  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

We recognize revenue when the product is shipped.  Sales returns are recorded as a reduction to sales when a customer and we agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  If returned, our customers are responsible for returning merchandise in resalable condition.  Full credit is not given for merchandise that has been defaced, marked, stamped or priced in any way.  All price tags and glue residue must be removed prior to return if credit is expected.  A restocking fee of 15% is assessed if we remove any price tags or glue residue, and we do not accept products kept longer than two years.  We estimate returns based on historical experience and record an allowance for product returns and uncollectible accounts receivable.  Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer.  This information is used by management to estimate any sales returns prior to the release of any financial information.  Our experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements.  Other comprehensive income consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income.  Our comprehensive income consists of unrealized gains on available-for-sale securities.

Marketable Securities

We account for our marketable securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity.  Based on our intent to invest in the securities at least through a minimum holding period, our available-for-sale securities are carried at fair value with net unrealized gain or loss recorded as a separate component of stockholders’ equity. Held-to-maturity securities are valued at amortized cost.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Property and Equipment consisted of the following at December 31, 2007

Furniture and fixtures	$49,504
Computers	165,642
Equipment	21,966
Leasehold improvements	49,256
Total	$286,368
Less: Accumulated depreciation	220,986
Net property and equipment	$65,382

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over five to seven years.  Depreciation expense for the years ended December 31, 2007 and 2006 was $7,750 and $5,260, respectively.

Goodwill and other intangibles

Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of Nutritional Specialties and consisted of the following at December 31, 2007:

Asset Category	Asset Value	Accumulated Amortization	Net Intangibles
Brand value	303,400	22,752	280,648
Customer list	322,600	48,393	274,207
Goodwill	8,917,067	-	8,917,067
Total	9,543,067	71,145	9,471,922

The brand value and customer list are being amortized over a 5 to 10 year period.  Amortization expense for intangibles for the year ended December 31, 2007, was $71,145.  The aggregate amortization for the years 2008 through 2012 is $425,907.

Cash and Equivalents

We consider cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories

Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. We do not process raw materials but rather have third-party suppliers formulate, encapsulate and package finished goods.

Our Management analyzes inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable.  Management’s estimate of an appropriate inventory obsolescence allowance is inherently subjective and actual results could vary from our estimated outcome, thereby requiring future adjustments to inventories and results of operations.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  We have adopted SFAS 123R using the modified prospective method.  Accordingly, prior period amounts have not been restated.  Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight-line basis over the service period of the entire award.

We granted stock options in the year ended December 31, 2007. Accordingly, compensation cost has been recognized for the stock options granted to employees and vendors in the year ended December 31, 2007 of $337,444.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

	2007	2006
Dividend yield	$0.80	N/A
Volatility	250-261%	N/A
Risk free interest rate	4.7-4.8%	N/A
Expected term	3 to 10 years	N/A
Liquidity discount	58.5%	N/A

Income Taxes

We account for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.  We have adopted SFAS No. 128, “Earnings Per Share.” Diluted earnings, or loss, per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

Advertising Expenses

Our advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products.  We expense advertising costs as incurred.  Advertising expense totaled approximately $283,726 and $45,000 for the years ended December 31, 2007 and 2006, respectively, and is included in marketing expenses in the accompanying financial statements.

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

Financial Instruments

Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses and notes payable.  The carrying amounts of cash, accounts receivable, accounts payable, certain notes payable and accrued expenses approximate fair value because of the short-term maturity of those instruments.  The fair value of notes payable to related parties could not be determined because of conversion features and the affiliated nature of those instruments.

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

We evaluate the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded.  The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.  Our long-lived assets were tested for impairment at December 31, 2007, and no impairment was found.

Recently Issued Accounting Standards

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes.”  The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,”  FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements.  Only tax positions that meet the “more likely than not” recognition threshold may be recognized.  The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions.  FIN No. 48 is effective for our fiscal year ending December 31, 2007.   We do not believe that there are material tax positions that would result in a material impact based on the definition required by FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to fair value measurements already required or permitted by existing standards.  SFAS No. 157 will be effective for our fiscal year ending December 31, 2008.  We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on our financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132R.”  This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans.  We do not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on our financial condition and results of operations.

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

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for us on January 1, 2008.  We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows and results of operations.

Financial Instruments

Financial instruments consist primarily of cash, accounts receivable and obligations under accounts payable, accrued expenses and notes payable.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and notes payable approximate fair values due to the short-term maturities of these instruments.  The fair value of notes payable to related parties could not be determined because of conversion features and affiliated nature of those instruments.

RESULTS OF OPERATIONS

The following table sets forth our statement of results of operation data as a percentage of net sales for the periods indicated.

	December 31, 2007	December 31, 2006
Net sales	100.0	100.0
Cost of sales	54.1	44.6
Gross profit	45.9	55.4
Selling, General and Administrative expenses:	-
Shipping & Handling	9.3	5.1
Marketing	16.2	24.5
General and administrative	23.0	58.0
Depreciation and amortization	0.8	0.5
Other (income) and expense – net	14.5	25.2
Loss before income taxes	(17.9)	(57.9)
Income tax provision	-	-
Net (loss)	(17.9)	(57.9)

Comparisons of Year 2007 to 2006

Net sales for the year ended December 31, 2007 were $9,528,870 compared to net sales of $1,077,929 for the year ended December 31, 2006, an increase of 784%.  The increase in net sales for the twelve-month period is primarily due to the acquisition of Nutritional Specialties.  Subsequent to the acquisition of Nutritional Specialties and during the year ended December 31, 2007, we continued to sell the products under our Baywood brand to existing customers, but also added certain items from the Baywood line under the LifeTime® label.  Furthermore, management focused its efforts on adding any new products to the LifeTime® brand due to its higher potential for growth based on its greater penetration and brand recognition.  As a result, management expects the LifeTime® brand to remain its primary focal point for new product introductions, marketing initiatives and sales incentives in our health food channels.

Our gross profit margin for the year ended December 31, 2007 was 45.9% compared to 55.4% for the same period last year.  The overall decrease of 9.5% in gross profit margin is primarily due to the higher mix of sales during the period ended December 31, 2007 of products from Nutritional Specialties which has a greater number of products with varying ranges of gross profit margin.  While many of Nutritional Specialties’ products have gross margins that exceed our overall gross margin, the aggregate total of the lower margin products offsets those of higher margin products.  Furthermore, 23% of our sales were to international markets, and products sold internationally typically have lower gross margins which offsets the overall impact of sales from any higher margin products on a total basis.  Historically, gross margins may be affected positively or negatively due to the impact of sales volumes in the United States, Canadian or other international markets.  In general, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time to time to introduce new products to our retail customers and distributors in the United States  and Canada to gain initial and further distribution.  Any fluctuations in gross margins that may occur in the United States are not, in management’s belief, indicative of our products viability or appeal in the marketplace.  Instead, these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the year ended December 31, 2007 were $4,696,059 compared to $950,234 for the same period last year, an increase of $3,745,825, or 394%, for the year.  This increase in operating expense for the twelve-month period is primarily due to the consolidation of expenses from Nutritional Specialties as well as the additional costs associated with the acquisition of approximately $1,600,000.  Certain of these costs were non-cash totaling approximately $1,100,000.  Of the total non-cash and additional cost associated with the acquisition, approximately $1,200,000 will be non-recurring in future periods.  As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly.  We may promote our products through print in trade and consumer publications, public relations appearances, radio, television, product demonstrations and other advertising mediums as sales increase.

Interest expense for the year ended December 31, 2007 was $1,361,076 compared to $271,744 for the same period last year.  Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties, as well as from our outstanding bank line of credit.

There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Net loss for the year ended December 31, 2007 was $1,703,329, or $0.48 per share, compared to a net loss of $624,510, or $0.36 per share, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had $2,890,717 in current assets of which $1,452,353, or 50.2%, was cash and receivables.  Total current liabilities for the same period totaled $7,648,691 of which $2,241,130 or 29.3% represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1:2.65 at December 31, 2007.

At December 31, 2007, we had a net working capital deficiency of approximately $4,757,974.  Our need for cash in 2007 was primarily funded through loans and sales of equity.

We are in technical default on certain financial covenants with Vineyard Bank as of December 31, 2007 where there is $3,921,000 outstanding of which $3,338,000 is now reflected as currently due.  $2,000,000 of this debt is guaranteed by a member of our board of directors.  In the coming months, management believes it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.  During 2006 we had extended payment terms with certain vendors and have borrowed funds from certain officers and directors.  In addition, certain officers elected to defer the payment of their salaries or convert their salaries to equity to conserve cash.  These deferred salaries have been accrued.  We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows.  Certain of these loans were converted to common stock during the year ended December 31, 2007.  While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts.  Furthermore, these officers are actively involved in our day-to-day operations and understand that if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

On August 9, 2005, we received a demand letter on behalf of Dr. Choi, our former major stockholder, for the redemption of his Class E preferred stock in the amount of $800,000.  On December 19, 2005, we reached an agreement with Dr. Choi to make an immediate cash payment to Dr. Choi of $350,000 and to pay Dr. Choi an additional $150,000 at the earlier of such time as we (i) achieve a positive stockholders' equity measured as of the last day of each fiscal quarter and as reflected on a balance sheet or (ii) sell, in one or more related transactions, all or substantially all of our assets or we shall merge with another entity and we shall not be the entity that survives such merger.  Contemporaneous with such payment, Dr. Choi agreed to assign, transfer, convey and deliver to us (1) 40,000 shares of Class E preferred stock, with stated value of $800,000; (2) 281 shares of Class F Preferred Shares, with a stated value of $450,000; and (3) 365,079 shares of common stock in certificated form.    As a result of the private placement offering, we achieved a positive net worth as of March 31, 2007, and we paid the additional $150,000 to Dr. Choi.

On September 19, 2006, we completed a $300,000 private placement of Units, referred to as the 2006 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 10% Senior Convertible Notes and (ii) Warrants to purchase 21,429 shares of our common stock at a price per share of $0.70.  The 10% Senior Convertible Notes were to mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by us of a merger, business combination, sale of all or substantially all of our assets or other change of control or (iii) following the closing of an equity or debt financing in which we receive at least $7,000,000 in gross proceeds, referred to as a Qualified Placement.  The principal amount and accrued interest on the Senior Convertible Notes were convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  Investors in this offering had customary "piggyback" registration rights, as well as in certain cases the right to demand that we file a single registration statement, in each case with respect to the shares of our common stock issuable upon exercise of the warrants.  Registration rights, if any, with respect to any capital stock issuable upon conversion of the Senior Convertible Notes were to be set forth in the terms of the Qualified Placement.  We paid Northeast Securities, Inc., the placement agent for the sales of Units in the 2006 Bridge Financing, a fee of 10% of the gross proceeds received by us and reimbursed the placement agent $15,000 of its expenses.  We used the net proceeds of this private placement for working capital purposes. As of March 30, 2007, the investors converted all of the Senior Convertible Notes into six Units in the 2007 Private Placement described below.

On April 5, 2007, effective March 30, 2007, we acquired, through our newly formed acquisition subsidiary, substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000.  As provided in the Asset Purchase Agreement, dated March 30, 2007, among us, our acquisition subsidiary, Nutritional Specialties and the stockholders of Nutritional Specialties, the purchase price was payable as $7,600,000 in cash, $1,100,000 in our common stock valued at $1.00 per share, or 1,100,000 shares, an aggregate of $1,300,000 in promissory notes, consisting of 8% unsecured Promissory Notes in the aggregate amount of $700,000 and 8% unsecured Convertible Promissory Notes in the aggregate amount of $600,000, assumption of indebtedness of approximately $1,100,000 and five-year warrants to purchase an aggregate of 35,000 shares of our common stock at an exercise price of $1.00 per share.  At the direction of Nutritional Specialties, the purchase price was delivered directly to the three stockholders of Nutritional Specialties, in the varying amounts specified by them.  The 8% Notes and the 8% Convertible Notes each will be payable in equal quarterly installments over a two-year period, commencing on June 30, 2007, with interest accruing from the date of issuance.  The 8% Convertible Notes are convertible into shares of our common stock at a conversion price of $1.00 per share, subject to adjustment for stock splits, combinations and other similar events.

In connection with the acquisition of Nutritional Specialties, we completed a private placement of Unites, referred to herein as the 2007 Private Placement, where we raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of Units, with each Unit consisting of 5,000 Series I 8% Cumulative Convertible Preferred Shares, convertible into 62,500 shares of common stock at $0.80 per share, and a five-year warrant to purchase 12,500 shares of common stock at an exercise price of $0.40 per share, (ii) the issuance of 10% Notes in an aggregate principal amount of $1,000,000, (iii) the issuance of a 12% 2007 Bridge Note in the principal amount of $2,000,000, and (iv) bank financing in an aggregate principal amount of $2,000,000, of which $1,500,000 was drawn down as the proceeds of a term loan as of March 30, 2007.  As part of the initial offering, investors in the 2006 Bridge Financing converted $300,000 of our Senior Convertible Notes into an aggregate of six Units.  The purchasers of the 10% Notes were issued warrants to purchase 500,000 shares of our common stock at an exercise price of $0.40 per share, and the purchaser of the 12% Bridge Note was issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 per share.  Following the initial offering and until the termination of the 2007 Private Placement effective as of July 16, 2007, we sold an additional 3.7 Units for an aggregate purchase price of $185,000.  The sale of the Units, 10% Notes and 12% Bridge Note was conducted through Northeast Securities as the exclusive placement agent.  We issued the warrants to Northeast Securities as compensation for services as our placement agent in the 2007 Private Placement.

The bank financing related to the 2007 Private Placement was provided by Vineyard Bank N.A and consisted of a $1,500,000 term loan and a $500,000 revolving line of credit loan.  The term loan, which was closed as of March 30, 2007, has a three-year maturity with a 10-year amortization, at an interest rate of 9% per year.  The revolving line of credit loan has a two-year maturity at an interest rate equal to the prime rate plus 1%, fully floating, payable interest only until maturity, and requires one consecutive 30-day period each year when no revolving line of credit debt is outstanding.  Both loans are secured by a first priority security interest in all of our business assets.  Both loans contain financial covenants, including cash flow coverage and leverage ratios.

On July 12, 2007, we repaid the 12% Bridge Note from the proceeds of a refinancing from Vineyard, consisting of a $2,000,000 term loan having a two-year maturity, at an interest rate equal to the prime rate plus 2%.  The refinancing is secured by the same collateral and contains substantially the same terms and conditions as the bank financing.  Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III, an affiliate of Northeast Securities and a member of our Board.

We will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace, and we expect that our operations will be sufficient to support our cash needs.

We believe that our needs for capital over the next 12 to 24 months will be minimized if we are able to experience increases in sales via the introduction of new products, support our inventory needs and adequately support the promotion of our products in the marketplace.  Since our existing operations are capable of absorbing growth without any significant operational expense, any increases in sales will allow us to lessen our needs for long-

term capital.  However, as we expand our product lines more rapidly and attempt to implement more aggressive advertising programs that require further investments of capital, we will need to raise the necessary capital at that time.  Since management has plans for aggressive product expansion and advertising promotion, the amount and nature of how we would raise any necessary funds cannot be determined at this time.  Furthermore, we expect that we will require capital in the next 12 months to repay certain indebtedness to Vineyard Bank in the amount of $500,000.

The following table shows the future amortization of debt owed through the end of fiscal year 2010.  This table assumes that Vineyard Bank maintains its original amortization table and excludes the credit line demand amount of $581,481 and the debt discount:

Year	Amount
2008	$1,078,309
2009	$2,556,292
2010	$1,228,039

GOING CONCERN

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the financial statements included in this annual report, we had a working capital deficiency of $4,757,974 at December 31, 2007. The Company has had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt about our ability to continue as a going concern.  We intend to integrate our newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations.  However, we cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital deficiency.

REGISTRATION PENALTIES

Under the 2007 Registration Rights Agreement between us and certain stockholders, we are obligated to pay penalties of up to $42,000 per month, up to maximum of $420,000 if a registration statement was not filed with the SEC covering our Preferred Stock, Series I Warrants and the common stock underlying the Preferred Stock and warrants, by May 27, 2007 or was not declared effective within 150 days of the original issuance of the Preferred Stock and Series I Warrants (August 27, 2007).  The registration statement was declared effective on January 25, 2008.  Accordingly, the penalty incurred in the approximate amount of $200,000 was recorded as a liability in the fiscal quarter ending December 31, 2007.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

An audited balance sheet for the year ended December 31, 2007 and audited statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2007 and 2006 are set forth on page F-1 at the end of this annual report.

Statement of Information Furnished

The accompanying financial statements have been prepared in accordance with Form 10-K instructions and in the opinion of management contain all adjustments necessary to present fairly the financial position as of December 31, 2007, the results of operations for the years ended December 31, 2007 and 2006, and cash flows for the years ended December 31, 2007 and 2006.  These results have been determined on the basis of generally accepted accounting principles and practices applied consistently.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2007 we changed our accountants to Malone & Bailey, PC. We had no disagreements with our current or former accountants on accounting and financial disclosure in 2007 or 2006.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Our Chief Executive Officer / Acting Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer / Acting Chief Financial Officer have concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of December 31, 2007, to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are intended to be designed to provide reasonable assurance that such information is accumulated and communicated to our management.

Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our company have been detected.

Our management identified a control deficiency during 2007 because we lacked sufficient staff to segregate accounting duties.

A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the fiscal year ended December 31, 2007, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the 2007 fiscal year.  These reviews and procedures were undertaken in order to confirm that our financial statements for the year ended December 31, 2007 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Based on our review of our accounting controls and procedures, we believe the control deficiency resulted primarily because we have one person performing all accounting-related on-site duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.  This control deficiency could result in a misstatement of balance sheet and income statement accounts in our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During 2008, we intend to undertake actions to remediate the material weakness identified, including hiring additional staff to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We believe that the step outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2008 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented to assess whether they are operating effectively.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B - OTHER INFORMATION

None.

PART  III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name	Age	Position(s) or Office(s) Held

Neil Reithinger	38	Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer
Karl H. Rullich	74	Vice President, Secretary and Director
Thomas Pinkowski	54	Vice President
O. Lee Tawes, III	60	Director
David Tsiang	45	Director
Neil Russell	60	Director

NEIL REITHINGER has been our Chairman of the Board, President and Chief Executive Officer since April 3, 1998 and previously served as Interim President from December 10, 1997.  He was elected as a director on February 18, 1997.  He was appointed Acting Chief Financial Officer, Secretary and Treasurer on October 28, 1996.  Mr. Reithinger had been Controller since January 1994.  Prior to joining us and from July 1992 to December 1993, Mr. Reithinger worked for Bank of America.  He received a Bachelor’s degree in accounting from the University of Arizona in 1992 and received his certification as Certified Public Accountant in 1996.

KARL H. RULLICH has been a director since November 8, 1991.  He was appointed Vice President on April 3, 1998 and has served as our Director of International Sales since May 1996.  Prior to April 19, 1995, he served as our President, Chief Executive Officer and Treasurer.  He worked as a Marketing Director, General Manager and Vice President for Pfizer Hospital Products Group in their international business and operations for over 25 years.  Mr. Rullich holds a degree in economics from the Business College in Essen, Germany.  He emigrated from Germany to the United States in 1956 and became a naturalized citizen in 1961.

THOMAS PINKOWSKI, became our Vice President and President of Nutritional Specialties effective June 14, 2007.  He became a stockholder of Nutritional Specialties in 2004 and joined Nutritional Specialties as President later that year, assuming sales, marketing and operational responsibilities.  From 1991 to 2004, Mr. Pinkowski owned and operated one, and subsequently two, retail natural food stores, called Nutrition Pros, with the idea of educating the public and offering a high end, informed retail environment.  From 1991 to 1998, he owned and operated Contact Resources, Inc., a sales brokerage company which contracted with manufacturers to formulate products, review company image, improve labeling, give sales representation in the Western United States and Hawaii and improve overall company distribution and placement.  Serving as President, Mr. Pinkowski lectured on various health topics, opened and managed key accounts, trained and hired employees and became an authority with respect to the retail vitamin market.  From 1976 to 1988, Mr. Pinkowski was employed by Richlife Vitamins in Anaheim, California, initially as a sales representative, subsequently with responsibility for six New England states, and then a larger territory in California, then as Western Regional Manager, supervising 17 salespeople, and finally as Regional and then National Sales Manager.  Mr. Pinkowski began his career in the health food industry in 1975 with his own natural food store and restaurant in Florida.

O. LEE TAWES, III has been a director since March 1, 2001.  He is Executive Vice President and Head of Investment Banking and a Director, at Northeast Securities, Inc. From 2000 to 2001 he was Managing Director of Research for C.E. Unterberg, Towbin, an investment and merchant banking firm specializing in high growth technology companies.  Mr. Tawes spent 20 years at Oppenheimer & Co. Inc. and CIBC World Markets, where he was Director of Equity Research from 1991 to 1999.  He was also Chairman of the Stock Selection Committee at CIBC, a member of the firm’s Executive Committee and Commitment Committee.  From 1972 to 1990, Mr. Tawes was an analyst covering the food and diversified industries at Goldman Sachs & Co. from 1972 to 1979, and Oppenheimer from 1979 to 1990.  As food analyst, he was named to the Institutional Investor All American Research Team five times from 1979 through 1989.  Mr. Tawes is a graduate of Princeton University and received his Masters in Business Administration from Darden School at the University of Virginia.

DAVID TSIANG has been a director since June 14, 2007.  He is the Managing Director of Investment

Banking at Northeast Securities, Inc.  Prior to joining Northeast Securities, Inc., in December 2001, he served as Vice President of corporate planning at the investment bank C.E. Unterberg, Towbin from November 1999 to October 2001, and Vice President/Senior Analyst with the financial services firm Ernst & Company from March 1991 to March 1998.  Prior to working at Ernst & Company, Mr. Tsiang served in various capacities in commercial banking with the Barclays Bank of NY, The CIT Group and Howard Savings Bank (First Union Bank).  Mr. Tsiang is a graduate of Ramapo College of New Jersey and is NASD Series 7 and 63 qualified.

NEIL RUSSELL has been a director since June 14, 2007.  He is President of Site 85 Productions, a company formed in 2000 that is engaged in the creation and acquisition of intellectual property rights for exploitation across a broad spectrum of entertainment media, including motion pictures, television, video games and publishing.  Mr. Russell is a former motion picture and television distribution executive with Paramount Pictures, Columbia and MGM/UA, where he handled pictures like “The Godfather,” “Chinatown,” “Death Wish,” “Three Days of the Condor” and the James Bond films.  He formed his first company, Horizon Entertainment, in 1983, which, after merging with Orbis Communications, was acquired in 1985 by Carolco Pictures, Inc., producers of such films as “Rambo” pictures and “Terminator 2.”  He was also founder and President of Carolco Television Productions (CTP) which produced high-profile television motion pictures for domestic and international exploitation.  In 1991, CTP was acquired by Multimedia Entertainment, producers of Phil Donahue and Sally Jesse Raphael, and renamed Multimedia Motion Pictures with Mr. Russell remaining as President.  When Multimedia was acquired by Gannett, Inc. in 1993, Mr. Russell purchased the assets of MMP and began aggressively acquiring intellectual property rights under his own banner.  Since then, producing partnerships or licensing arrangements of rights owned or controlled by Mr. Russell have been made with Jerry Bruckheimer Films, Activision, Simon & Schuster, Tribune Entertainment, Scott Free Productions, MGM Television, Heyday Films, FP Productions, Touchstone Television, Hyde Park Entertainment, F/X Networks and others.  Mr. Russell is currently engaged, through Site 85, with several major studios in the development of television series, motion pictures, video games and an action comic book series, all based on rights owned by him.  He also authored the book, “Can I Still Kiss You?: Answering Your Children’s Questions about Cancer,” which grew out of his own two successful battles with the disease.  A graduate of Parsons College, Mr. Russell is a member of the Naval War College Foundation and a former board member of the Institute for Foreign Policy Analysis.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  During the last calendar year, the following officers and directors filed the following reports late:  David Tsiang late filed two Form 4s representing six transactions, Mr. Reithinger late filed a Form 3 representing 4 transactions, Mr. Tawes late filed a Form 3 representing 10 transactions, Mr. Pinkowski late filed a Form 3 representing 3 transactions and Mr. Rullich late filed a Form 3. Mr. Russell late filed a Form 4 representing 1 transaction.

VOTING AGREEMENT

Effective March 30, 2007, we entered into a three-year Voting Agreement with Northeast Securities and certain significant stockholders, including officers and directors, holding in the aggregate a substantial percentage of our common stock (on an as-converted basis) whereby such stockholders agreed to vote all shares of our capital stock now or thereafter directly or indirectly owned by them in such manner as may be necessary to elect (and maintain in office) a five-person Board consisting of, in part, two directors designated by the Northeast Securities.  The initial designees by Northeast Securities are O. Lee Tawes, III and David Tsiang.

BOARD OF DIRECTORS AND OFFICERS

Subject to the Voting Agreement, each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified.  Our directors do not presently receive any compensation for their services as directors.  The Board may also appoint additional directors up to the maximum number permitted under our By-laws.  A director so chosen or appointed will hold office until the next annual meeting of stockholders.

Each of our executive officers is elected by and serves at the discretion of our Board and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our Articles of Incorporation, as amended, and By-laws.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended December 31, 2007 our Board held three meetings and took actions by written consent on six occasions.  None of our directors attended less than 75% of our board meetings.

COMMITTEES OF THE BOARD OF DIRECTORS

From June 29, 2007 until January 30, 2008, we had separate board committees that performed the functions of audit and compensation committees.  After further review, we believe that given our size and stage of development of our company, it is more efficient for our entire board of directors to perform these functions.  On January 30, 2008, we dissolved the committees and the entire board resumed the functions of those committees.  As we continue to grow our company we will periodically reevaluate the benefits of delegating these duties to an independent committee. Currently our entire board of directors performs the function of the audit and compensation committees.

O. Lee Tawes and Neil Russell are “audit committee financial experts” as that term is set forth in Item 407(d)(5)(ii).

RELATIONSHIP OF COMPENSATION TO PERFORMANCE

Our board of directors annually establishes any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year.  In setting salaries, our board of directors intends to take into account several factors, including the following:

•

competitive compensation data;

•

the extent to which an individual may participate in the stock plans which may be maintained by us; and

•

qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

Each member of our Board participates in the consideration of director nominees.  Stockholders may submit the names and five year backgrounds for the Board’s consideration in its selection of nominees for directors in writing to our secretary at our address set forth elsewhere in this prospectus.  Currently, our share ownership is relatively concentrated in our directors and officers; as such, it is improbable that any Board nominee found to be unqualified or unacceptable by these majority stockholders could be selected as a member of the Board.  Accordingly, there is no nominating committee and we do not rely on pre-approval policies and procedures for our nomination process.  We intend to implement the necessary formation of a nominating committee and will establish proper policies and procedures upon such time as our share ownership is more diversified.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Our Board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the Board. Our directors annually select director nominees based on experience in the nutraceutical industry, financial background and specific knowledge of our operations, corporate strategies, as well as an individual's basis to act as a fiduciary to us and our stockholders.

Our directors annually review all director performance over the prior year and make recommendations to the Board of Directors for future nominations. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's curriculum vitae, to our Board of Directors at Baywood International, Inc., 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260, and the Board of Directors will consider such nominee. There is no assurance that a director candidate suggested by a stockholder will be placed on the ballot at our annual meeting of stockholders.

CODE OF ETHICS

On June 29, 2007, we adopted a Code of Ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officers and principal accounting officers.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2007 and 2006 to (1) Mr. Neil Reithinger, our President, Chief Executive Officer and Acting Principal Financial Officer, (2) Mr. Karl H. Rullich, our Vice President, and (3) Mr. Thomas F. Pinkowski, our Vice President. No other executive officer’s compensation exceeded $100,000 during the fiscal years ended December 31, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Base Salary $(1)	Bonus $	Stock Awards $(1)	Total $
(a)	(b)	(c)	(d)	(e)	(f)
Neil Reithinger,
Chief Executive Officer	2007	107,479		280,000	387,749
And
Acting Principal	2006	32,000			32,000
Financial Officer

Karl H. Rullich,	2007	36,545			36,545
Vice President	2006	20,000			20,000

Thomas F. Pinkowski (2)
Vice President	2007	154,885	100,000	28,000	282,885

__________________

1

Excludes deferred salaries described below.

2

Mr. Pinkowski joined the Company as of March 30, 2007.

NARRATIVE TO SUMMARY COMPENSATION TABLE

In 2006, Mr. Reithinger and Mr. Rullich elected to defer the payment of a portion of their salaries or convert their salaries to equity to conserve cash. These deferred salaries have been accrued. As of December 31, 2007, the accrued compensation owed to Neil Reithinger and Karl Rullich is $109,900 and $137,875, respectively. We intend to pay these loans and deferred salaries in the future as our cash flows permit. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these named executive officers are actively involved in our day-to-day operations and understand that, if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

EMPLOYMENT AGREEMENTS

Effective as of March 30, 2007, we entered into an employment agreement with Mr. Pinkowski, pursuant to which Mr. Pinkowski serves as our Vice President and as President of Nutritional Specialties for a five-year term, at an annual compensation of $200,000, subject to an annual increase of 5% upon meeting performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board, together with (i) an annual bonus of 4% of our annual net operating income based on achievement of performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board, with a minimum bonus for 2007 of $100,000, (ii) a matching 401(k) Plan contribution of up to $10,000 per year, (iii) a car allowance of $900 per month, (iv) a stock option grant to purchase 250,000 shares of common stock at an exercise price of $1.00 per share, vesting in equal annual installments over five years and exercisable for a 5-

year period after each vesting date, as to the installment then vesting, subject to reduction of such period upon death, disability or termination of employment, (v) an award of 100,000 shares of restricted common stock, which shall become unrestricted in five equal annual installments commencing at the end of the first year of employment, and (vi) payment or reimbursement for business use of an internet-access high-speed line, cell phone and other business related expenses.  The employment agreement contains restrictions on competition for one year after termination of employment, or three years after the closing of the acquisition of Nutritional Specialties, whichever is the longer period.  We have the right to and currently maintain a policy of insurance on Mr. Pinkowski’s life, in the amount of $5,000,000, with proceeds payable to us.

Effective as of July 11, 2007, we entered into an employment agreement with Mr. Reithinger pursuant to which Mr. Reithinger serves as our President and Chief Executive Officer for a five-year term, at an annual compensation of $150,000 (retroactive to April 1, 2007), subject to an annual increase of 5% upon meeting performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board, together with (i) an annual bonus to be determined by the Board on an annual basis or otherwise based on performance as reasonably determined by the Board (ii) a matching 401(k) Plan contribution of up to 6% of his salary per year and (iii) a stock option to purchase 500,000 shares of common stock at an exercise price of $1.00 per share, exercisable for a ten-year term.

We do not currently have any other oral or written employment contracts, severance or change-in-control agreements with any of our executive officers.

COMPENSATION PURSUANT TO STOCK OPTIONS

We grant stock options from time to time to our officers, key employees and directors. Effective March 30, 2007, we granted to Mr. Pinkowski an option to purchase 250,000 shares of common stock at an exercise price of $1.00 per share vesting in equal annual installments over five years and exercisable for a five year period after each vesting date. Effective July 11, 2007, we granted Mr. Reithinger an option to purchase 500,000 shares of common stock at an exercise price of $1.00 per share, exercisable for a ten-year term.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on December 31, 2007, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table

	Option awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)

Neil Reithinger	5,000			$2.60	February 26, 2008
	100,000			$3.00	May 13, 2009
		25,000		$3.00	May 13, 2009
	500,000	500,000		$1.00	November 2, 2013

Karl H. Rullich	0	0	0

Thomas F. Pinkowski	50,000	200,000		$1.80	March 30, 2012

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

DIRECTOR COMPENSATION

One Director received a stock option for 12,500 shares which vest over a 5 year period. Other Directors do not receive any compensation for serving on the Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2008, certain information regarding the beneficial ownership of our common stock after giving effect to the reverse split with respect to (i) each director; (ii) each of our named executive officers; (iii) all named executive officers and directors as a group; and (iv) each party known by us to be the beneficial owner of more than 5% of our common stock.

This table is based upon information supplied by current and former officers, directors and principal stockholders.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based on 7,008,749 shares of our common stock outstanding on March 29, 2008 adjusted as required by rules promulgated by the SEC.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under that rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days through the exercise of any stock option or other right.

	Common Shares
Name and Address of Beneficial Owner (1)	Beneficially Owned	Percent of Class
Neil Reithinger (2)	786,757	10.31%
Karl H. Rullich (3)	953,600	13.61%
O. Lee Tawes, III (4)	3,357,149	40.25%
Thomas Pinkowski (5)	1,467,500	19.89%
David Tsiang (6)	282,766	3.91%
Neil Russell (7)	112,500	1.58%
All directors and current executive officers as a group (six people)	6,960,272	72.00%

 __________________

1	Unless otherwise indicated, the mailing address for each party listed is c/o Baywood International, Inc., 14950 North 83rd Place, Suite 1, Scottsdale, Arizona 85260.
2

Mr. Reithinger is our Chairman of the Board, President and Chief Executive Officer. Mr. Reithinger beneficially owns 161,757 common shares, an option to purchase 125,000 common shares at $3.00 per share and an option to purchase 500,000 common shares at $1.00 per share.

3	Mr. Rullich is our Vice President, Secretary and a director. Mr. Rullich beneficially owns 953,600 common shares.

4

Mr. Tawes is a director. Mr. Tawes beneficially owns 2,024,426 common shares, an option to purchase 10,000 common shares at $1.60 per share, a warrant to purchase 30,000 common shares at an exercise price of $1.00 per share, a warrant to purchase 48,377 common shares at an exercise price of $0.40 per share, a warrant to purchase 24,189 common shares at an exercise price of $0.80 per share, a warrant to purchase 12,094 common shares at an exercise price of $1.60 per share, a warrant to purchase 8,063 common shares at an exercise price of $2.40 per share, a warrant to purchase 125,000 common shares at an exercise price of $0.40 per share, a warrant to purchase 250,000 common shares at an exercise price of $0.40 per share, a warrant to purchase 100,000 common shares at $0.80 per share, a warrant to purchase 50,000 shares of common stock at $0.80 per share, a warrant to purchase 50,000 shares of common stock at $0.79 per share and 50,000 shares of Convertible Preferred Stock that are convertible into 625,000 shares of common stock at a conversion price of $0.80 per share.

5

Mr. Pinkowski is a Vice President of our Company and the President of Nutritional Specialties. Mr. Pinkowski beneficially owns 1,100,000 common shares, a warrant to purchase 17,500 common shares at an exercise price of $1.00 per share, 100,000 shares issuable upon conversion of a $100,000 convertible note at a conversion price of $1.00 per share and options to purchase 250,000 shares of common stock at an exercise price of $1.80.

6

Mr. Tsiang is a director. Mr. Tsiang owns 62,766 shares of common stock, warrants to purchase 21,250 common shares at an exercise price of $0.40 per share; warrants to purchase 155,000 common shares at an exercise price of $0.80 per share; and 3,500 shares of Convertible Preferred Stock that are convertible into 43,750 shares of common stock, at a conversion price of $0.80 per share.

7

Mr. Russell is a director. Mr. Russell is the beneficial owner of warrants to purchase 6,250 common shares at an exercise price of $0.40 per share, 2,500 shares of Convertible Preferred Stock that are convertible into 31,250 shares of common stock at a conversion price of $0.80 per share; an option to purchase 12,500 shares at a option price of $ 1.00 per share and an option to purchase 62,500 shares at a option price of $0.79 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2007 regarding our stock option plan compensation under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and Rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	916,000	$1.42	1,084,000
Equity compensation plans not approved by security holders	500,000	1.00	-0-
Total	1,416,000	$1.27	1,084,000

Under our Employee Incentive Stock Option Plan approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000, amended to 325,000 in 1999.  The 1996 Plan provides that shares granted come from our authorized but unissued common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant.  At our Annual Meeting held on December 10, 2004, our stockholders approved our 2004 Stock Option Plan. At our Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of common stock that may be granted to 2,000,000 under all plans. A total of 1,084,000 shares are available for stock grants under all plans, or 16.5% of our issued and outstanding common stock as of December 31, 2007, including existing securities to be issued upon exercise of currently outstanding options and assuming all options under all plans were granted and exercised.

During the year ended December 31, 2007, the Board of Directors approved three plans to outside contracts totally 500,000 warrants convertible into 500,000 common shares. Each plan’s vesting will occur after achievement of certain measurable objectives. Two of the plans provided for a combined 25,000 warrants exercisable on signing; combined 25,000 warrants vest upon completion of an acceptable marketing plan and a combined 200,000 warrants vest on achievement of product line sales objectives; the warrants are exercisable until July 11, 2010 at a price of $1.00 per share.  The other plan vesting occurs as increase in Nutritional Specialties sales increases above a certain threshold levels. These warrants are exercisable until October 15, 2012.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 28, 2006, we borrowed $150,000 from Ira Gaines, evidenced by a promissory note due December 28, 2006, with interest at 30% per annum.  $90,000 principal amount of the note remains outstanding.  The term on the Note was extended to January 2, 2009.  We also issued warrants to Mr. Gaines to purchase 6,000 shares of common stock at an exercise price of $0.80 per share.

On September 19, 2006, we completed the 2006 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of the Senior Convertible Notes and (ii) Bridge Warrants to purchase 21,428 shares of our common stock at a price per share of $0.70.  The Senior Convertible Notes will mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by us of a merger, business combination, sale of all or substantially all of our assets or other change of control or (iii) following the closing of a Qualified Placement.  The principal amount and accrued interest of the Senior Convertible Notes were convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  Investors in this offering have customary "piggyback" registration rights, as well as, in certain cases, the right to demand that we file a single registration statement, in each case with respect to the shares of our common stock issuable upon exercise of the Bridge Warrants.  Registration rights, if any, with respect to any capital stock issuable upon conversion of the Senior Convertible Notes were to be set forth in the terms of the Qualified Placement.  We used the net proceeds of the private placement for working capital purposes.  The private placement was made to a limited number of “accredited investors”, including certain affiliates and employees of the Placement Agent who purchased an aggregate of $200,000 of Units. As of March 30, 2007, the investors converted all of the Senior Convertible Notes into six Units in the 2007 Private Placement, and we paid all accrued interest in cash, in the aggregate amount of $16,832.

In March 2007, we adopted amendments to the Certificate of Designations of the Series G Preferred Stock to permit conversion at the option of the holders at $0.80 per share, and in April 2007 we entered into a contract with the holders of the Class F Preferred Shares to exchange the Class F Preferred Shares for shares of common stock at the rate of $0.80 per share.  Effective May 15, 2007, the Class F Preferred Shares were exchanged for 1,171,000 shares of our common stock, the Series G Preferred Stock was converted into 250,000 shares of our common stock and 16,322 shares of the Series H Preferred were converted into 816,105 shares of our common stock.  50,480 shares of common stock issued and issuable upon conversion of the Series H Preferred were included in the offering.

On April 5, 2007, effective March 30, 2007, we acquired, through our newly-formed wholly-owned subsidiary, Baywood Acquisition, substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, for a purchase price of approximately $11,100,000. As provided in the Asset Purchase Agreement, the purchase price was payable as to $7,600,000 in cash, $1,100,000 in our common stock valued at $1.00 per share, or 1,100,000 shares, an aggregate of $1,300,000 in promissory notes, consisting of the 8% Notes in the aggregate amount of $700,000 due March 2009, of which the aggregate principal amount of $612,500 plus interest remains outstanding, and the 8% Convertible Notes in the aggregate amount of $600,000 due March 2009, of which the aggregate principal amount of $525,000 plus interest remains outstanding, assumption of indebtedness of approximately $1,100,000, and the Seller Warrants to purchase an aggregate of 35,000 shares of our common stock at an exercise price of $1.00 per share.

In connection with the acquisition of Nutritional Specialties, we raised an aggregate of $10,215,000, including (i) $5,215,000 in the 2007 Private Placement, (ii) the issuance of 10% Notes in an aggregate principal amount of $1,000,000, of which the principal amount of $1,000,000 plus interest remains outstanding, (iii) the issuance of the 12% Bridge Note in the principal amount of $2,000,000, which was repaid, and (iv) the Bank Financing in an aggregate principal amount of $2,000,000.  As part of the Initial Offering, $300,000 of our outstanding Senior Convertible Notes was converted into an aggregate of six Units.  The purchasers of the 10% Notes were issued the 10% Note Warrants to purchase an aggregate of 500,000 shares of our common stock, and the purchaser of the 12% Bridge Note was issued the 12% Bridge Note Warrants to purchase 200,000 shares of our common stock.  Following the Initial Offering and until the termination of the 2007 Private Placement effective as of July 16, 2007, we sold an additional 3.7 Units for an aggregate purchase price of $185,000.  The sale of the Units, 10% Notes and 12% Bridge Note was conducted through Northeast Securities as the exclusive placement agent.

In connection with the Bank Financing, we issued promissory notes to Vineyard in the aggregate principal amount of $2,000,000, of which the aggregate principal amount of $1,437,350 plus interest at 9.75% per annum, remains outstanding.

In connection with the Refinancing, effective as of July 12, 2007, we issued a promissory note to Vineyard in the principal amount of $2,000,000, of which the principal amount of $2,000,000 plus interest at 9.25% per annum, remains outstanding.

The purchasers of the 10% Notes were Mr. Tawes and his designee, each of whom purchased a 10% Note in the principal amount of $500,000.  Mr. Tawes purchased 10 Units in the 2007 Private Placement, Mr. Tsiang, a member of the Board and the Managing Director of Investment Banking of the Placement Agent, purchased 1.7 Units and Northeast Securities and other affiliates or employees of the Placement Agent also purchased an aggregate of 9.5 Units in the 2007 Private Placement.  After giving effect to their purchases in the 2007 Private Placement, Mr. Tawes is the beneficial owner of 3,257,149 fully-diluted shares of common stock, including 622,500 shares issuable upon his conversion of 50,000 shares of Convertible Preferred Stock, 608,500 shares issued upon his exchange of 6,085 shares of Class F Preferred Shares and 387,017 shares issued upon his conversion of 7,740 shares of Series H Preferred, options to purchase 10,000 shares of common stock and Warrants to purchase 597,723 shares of common stock; and Mr. Tsiang is the beneficial owner of an aggregate of 282,500 shares of common stock, including 106,250 shares issuable upon conversion of Convertible Preferred Stock, 21,250 shares issuable upon exercise of Investor Warrants and 155,000 shares issuable upon exercise of Placement Agent Warrants. Northeast Securities and other affiliates and employees of the Placement Agent own beneficially an aggregate of 21,158,842 shares of common stock, including 378,607 shares issued upon their conversion of 151,443 shares of Series H Preferred, 593,750 shares issuable upon their conversion of 47,500 Preferred Shares, 690,000 shares issuable upon their exercise of Placement Agent Warrants, 25,241 shares issued as dividends on Series H Preferred, 90,707 shares issuable upon exercise of Series H Warrants, 64,285 shares issuable upon exercise of Bridge Warrants, 118,750 shares issuable upon exercise of Investor Warrants and 197,500 shares issuable upon exercise of 12% Bridge Note Warrants.

We paid Northeast Securities for the sales of Units in the 2006 Bridge Financing, a fee of 10% of the gross proceeds received by us and reimbursed the Placement Agent $15,000 of its expenses.  We agreed to pay the Placement Agent a cash commission of 9% of the gross proceeds of the 2007 Private Placement, 5% of the gross proceeds of the sale of the 10% Notes and the 12% Bridge Note, and 2% of the aggregate amount of the Bank Financing.  An aggregate of $670,000 of cash commissions has been paid by us to date.  We also reimbursed Northeast Securities for $50,000 of its expenses.

We also have issued to Northeast Securities, or its designees, warrants to purchase a number of shares of our common stock equal to 9% of the number of shares of common stock into which the Preferred Shares sold to investors in the 2007 Private Placement are convertible and 9% of the number of shares of our common stock that would be issuable upon conversion of the 10% Notes and 12% Bridge Note, calculated as if the 10% Notes and 12% Bridge Note were fully convertible into shares of common stock at a conversion price of $0.80 per share.  The warrants will have an exercise price of $0.80 per share and a term of 5 years.  In the event that in the future we issue shares of our common stock or equivalents thereof at an effective price per share less than $0.80, the exercise price of the warrants will be adjusted to offset the weighted average dilution caused by such new securities.  We have issued to Northeast Securities warrants to purchase 945,000 shares of our common stock.

Effective March 30, 2007, we entered into the Voting Agreement with Northeast Securities and certain significant stockholders, including officers and directors, holding in the aggregate a substantial percentage of our common stock (on an as-converted basis), whereby such stockholders agreed to vote all shares of our capital stock now or thereafter directly or indirectly owned by them in such manner as may be necessary to elect (and maintain in office) a five-person Board consisting of, in part, two directors designated by Northeast Securities.  The initial designees of Northeast Securities are O. Lee Tawes, III and David Tsiang.

Mr. Tawes is also the guarantor of our obligations to Vineyard under the Refinancing.

Director Independence

During the year ended December 31, 2007, Neil Reithinger, Karl H. Rullich, O. Lee Tawes, III, David Tsiang and Neil Russell served as our directors.  Currently, Neil Russell is an independent director.  We are currently traded on the Over-the-Counter Bulletin Board or OTCBB.  The OTCBB does not require that a majority of the Board be independent.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have paid or expect to pay the following fees to Malone & Bailey PC and Epstein, Weber & Conover, P.L.C. for work performed in 2007 and 2006 or to Epstein, Weber & Conover, P.L.C. for work performed in their audit of our 2006 financial statements:

	2007	2006
Audit Fees	$ 110,000	$ 35,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

The board has reviewed the fees paid to Malone & Bailey, PC and Epstein, Weber & Conover, P.L.C. for 2007 and 2006, and has considered whether the fees paid for non-audit services are compatible with maintaining Malone & Bailey, PC and  Epstein, Weber & Conover, P.L.C.’s independence.  The board has also adopted policies and procedures to approve audit and non-audit services provided in 2007 and 2006 by Malone & Bailey, PC. and Epstein, Weber & Conover, P.L.C. in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.  These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level.  The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15 - EXHIBITS

3.1 - Articles of Incorporation, as amended (included as Exhibit 3.1 to the Form 10-KSB filed March 6, 1997, and incorporated herein by reference).

3.2 - By-Laws, dated February 14, 1988 (included as Exhibit 3 to the Form S-1 filed January 27, 1987, and incorporated herein by reference).

3.3 – Amendment to Articles of Incorporation, dated December 6, 2007 and effective on December 18, 2007 (included as Exhibit 3.1 to the Form 8-K filed December 26, 2007, and incorporated herein by reference).

4.1 - Specimen Common Stock Certificate, dated July 9, 1993 (included as Exhibit 1 to the Form 8-A filed July 2, 1993, and incorporated herein by reference).

4.2 - Certificate of Designation for Preferred Shares (included as Exhibit 4.3 to the Form 10-QSB filed August 11, 1997, and incorporated herein by reference).

4.3 - Certificate of Designation for Shares, dated July 18, 1997 (included as Exhibit 4.5 to the Form 10-KSB dated March 30, 1998, and incorporated herein by reference).

4.4 - Certificates of Designation for Class D Redeemable Convertible Preferred Stock (included as Exhibit 4.4 to the Form 10-QSB dated May 17, 1999, and incorporated herein by reference).

4.5 - Certificate of Designation of Preferences and Rights of Series G Preferred Stock, dated September 20, 2005 (included as Exhibit 4.1 to the Form 8-K filed September 23, 2005, and incorporated herein by reference).

4.6 - Certificate of Designation of Preferences and Rights of Series H Preferred Stock, dated December 21, 2005 (included as Exhibit 4.1 to the Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.7 – Certificate of Designation of Series I 8% Cumulative Convertible Preferred Stock, dated March 30, 2007 (included as Exhibit 4.X to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

4.8 - Form of Subscription Agreement between the Company and the investors in the 2006 Bridge Financing (included as Exhibit 4.9 to the Form SB-2 filed July 23, 2007, and incorporated herein by reference).

4.9 - Form of Subscription Agreement between the Company and each prospective purchaser who is a signatory thereto subscribing for Units in the 2007 Private Placement (included as Exhibit 4.10 to the Form SB-2 filed July 23, 2007, and incorporated herein by reference).

4.10 - Form of Common Stock Purchase Warrant between the Company and investors in the 2006 Bridge Financing, dated September 19, 2006 (included as Exhibit 4.2 to the Form 8-K filed September 25, 2006, and incorporated herein by reference).

4.11 - Form of Common Stock Purchase Warrant between the Company and investors in the 2007 Private Placement, dated March 30, 2007 (included as Exhibit 4.iii to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.12 - Common Stock Purchase Warrants between the Company and O. Lee Tawes and John Talty, dated March 30, 2007 (included as Exhibit 4.v to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.13 - Common Stock Purchase Warrant between the Company and JSH Partners, dated March 30, 2007(included as Exhibit 4.vii to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.14 - Common Stock Purchase Warrants between the Company and Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.ix to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.15 - Form of Common Stock Purchase Warrant between the Company and Northeast Securities, Inc., dated March 30, 2007 (included as Exhibit 4.23 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.16 - Common Stock Purchase Warrant between the Company and Ira. J. Gaines, dated June 28, 2006 (included as Exhibit 4.25 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.17 - Letter Agreement by and between the Company and Northeast Securities, Inc., dated September 7, 2006 (included as Exhibit 4.26 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.18 - Letter Agreement by and between the Company and Northeast Securities, Inc., dated March 12, 2007 (included as Exhibit 4.27 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.19 - Letter Agreement by and between the Company and Northeast Securities, Inc., dated August 21, 2006 (included as Exhibit 4.28 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.20 - Common Stock Purchase Warrant between the Company and Ira J. Gaines, dated April 5, 2005 (included as Exhibit 4.30 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.21 - Form of Subscription Agreement between the Company and the purchasers of shares of Series H Preferred Stock of Baywood International, Inc. (included as Exhibit 4.31 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.22 - Form of Subscription Agreement between the Company and the purchasers of shares of common stock of Baywood International, Inc. (included as Exhibit 4.32 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.23 - Stock Repurchase Agreement and Release between the Company and Choi Chee Ming (a/k/a Francis Choi), dated December 2005 (included as Exhibit 4.33 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.24 - Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated May 18, 2004 (included as Exhibit 4.36 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.25 - Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2005 (included as Exhibit 4.37 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.1 - Promissory Note between the Company and Ira J. Gaines, dated April 2005 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.2 - Bridge Loan Agreement between the Company and O. L. Tawes, Inc., dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

10.3 - Promissory Note between the Company and Ronald Patterson, dated October 25, 2005 (included as Exhibit 4.34 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.4 - Promissory Note between the Company and Ira J. Gaines, dated June 28, 2006 (included as Exhibit 4.24 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.5 - 10% Senior Convertible Note Agreement between the Company and a certain number of accredited investors, dated September 19, 2006 (included as Exhibit 4.1 to the Form 8-K filed on September 25, 2006, and incorporated herein by reference).

10.6 - Form of Registration Rights Agreement between the Company and a certain number of accredited investors, dated September 19, 2006 (included as Exhibit 4.3 to the Form 8-K filed September 25, 2006, and incorporated herein by reference).

10.7 - Asset Purchase Agreement by and among the Company, Baywood Acquisition, Inc, Nutritional Specialties, Inc., d/b/a  LifeTime(R)  or  LifeTime(R) Vitamins, and certain individuals named therein, dated March 30, 2007 (included as Exhibit 2 to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

10.10 – 12% 2007 Bridge Loan Agreement between the Company and JSH Partners and Guaranty executed by O. Lee Tawes, dated March 30, 2007 (included as Exhibit 4.vi to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.11 - 12% Note between the Company, Baywood Acquisition, Inc. and JSH Partners, dated March 30, 2007 (included as Exhibit 4.vi to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

10.12 - 8% Convertible Subordinated Promissory Notes of the Company and Baywood Acquisition, Inc. issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.viii to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.13 - 8% Subordinated Promissory Notes of the Company and Baywood Acquisition, Inc. issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.ix to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.14 - Business Loan Agreement between the Company and Baywood Acquisition, Inc., as Borrowers, and Vineyard Bank N.A., dated March 30, 2007 (included as Exhibit 4.xi to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

10.17 - Employment Agreement between the Company and Thomas Pinkowski, dated March 30, 2007 (included as Exhibit 10.4 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.18 - Manufacturing Agreement between the Company and NHK Laboratories, Inc., dated March 30, 2007 (included as Exhibit 10.5 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.19 - Manufacturing Agreement between the Company and Ultimate Formulations, Inc. d/b/a Best Formulations, dated March 30, 2007 (included as Exhibit 10.6 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.20 - Registration Rights Agreement among Baywood International, Inc., O. Lee Tawes, John Talty, JSH Partners and Northeast Securities, Inc., as Attorney-in-Fact for the investors set forth therein, dated March 30, 2007 (included as Exhibit 10.7 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.21 - Voting Agreement between Baywood International, Inc. and the individuals listed as stockholders therein, dated March 30, 2007 (included as Exhibit 10.8 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.22 - Employment Agreement between Baywood the Company and Neil Reithinger, dated July 11, 2007 (included as Exhibit 10.1 to the Form 8-K filed on July 16, 2007, and incorporated herein by reference).

10.23 – Business Loan Agreement between the Company and Nutritional Specialties, Inc., as borrowers, and Vineyard Bank, N.A., dated July 9, 2007 (included as Exhibit 10.11 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.24 - Promissory Note between the Company and Nutritional Specialties, Inc., dated July 9, 2007, and issued to Vineyard Bank, N.A. (included as Exhibit 4.35 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.25 – Operating Agreement between the Members and Layfield Energy, LLC, dated December 19, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 4, 2008, and incorporated herein by reference).

14.1 – Code of Ethics (filed herewith).

21.1 – Subsidiaries of the Registrant (filed herewith).

23.1 – Consent of Malone & Bailey, PC (filed herewith).

31.1 - Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 - Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 15, 2008	/s/ Neil Reithinger
Neil Reithinger
Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Neil Reithinger	Chairman of the Board, Principal Executive Officer, Principal Accounting Officer and Acting Principal Financial Officer	April 15. 2008
Neil Reithinger

/s/ Karl H. Rullich	Vice-President, Secretary and Director	April 15, 2008
Karl H. Rullich

/s/ O. Lee Tawes, III	Director	April 15, 2008
O. Lee Tawes, III

/s/ David Tsiang	Director	April 15, 2008
David Tsiang

/s/ Neil Russell	Director	April 15, 2008
Neil Russell

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Baywood International, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Baywood International, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007.  The financial statements for the year ended December 31, 2006, were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

April 14, 2008

F--2

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

As disclosed in Note 1, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced material operating losses and had a net working capital deficiency of $3,025,365 at December 31, 2006. As discussed is Note 15, the company completed a business acquisition, effective March 30, 2007. Management plans to integrate the acquisition with the company’s operations over the next several months. There can be no assurances that the Company will be able to successfully integrate the acquisition into its operations in such a manner to mitigate the negative working capital and material operating losses sustained by the company. These and other conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ EPSTEIN, WEBER & CONOVER, PLC

Scottsdale, Arizona

April 13 , 2007

F--3

BAYWOOD INTERNATIONAL, INC.

Consolidated Balance Sheet

	As of December 31,
	2007	2006
CURRENT ASSETS
Cash & cash equivalents	$692,049	$22,200
Accounts Receivable, net of allowance for uncollectible	760,304	45,789
Inventory, net of allowance for obsolescence	1,368,412	76,644
Prepaids	69,952	64,727
Notes receivable - related party	-
Total Current Assets	2,890,717	209,360
PROPERTY & EQUIPMENT
Computer & Equipment, net	65,382	27,584
Total Property & Equipment	65,382	27,584
OTHER ASSETS
Goodwill & Other intangible assets	9,471,922
Deferred Financing Costs	346,916	242,000
Other	34,671	1,500
Total Other Assets	9,853,509	243,500
Total Assets	$12,809,608	$480,444
CURRENT LIABILITIES
Accounts Payable	$1,081,790	$706,401
Accounts Payable related party	12,118
Interest Payable	173,389	298,217
Dividends payable	203,843	454,248
Short-term notes - Related party	404,774	500,000
Short-term notes - other	581,481	99,671
Accrued Liabilities	1,147,222	261,538
Notes Payable - current portion	4,044,074	914,650
Total Current Liabilities	7,648,691	3,234,725
OTHER LIABILITIES
Long-term debt - related party	822,917
Long-term debt - other	1,593,527
Total Other Liabilities	2,416,444	-
Total Liabilities	10,065,135	3,234,725
STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value, 10,000,000 shares authorized- liquidation preference - the par value of all Preferred Shares shall be paid in full before the common stock or any part thereof or any dividend thereon is paid.

Class A - 35,000 shares outstanding	35	35
Class F - 11,710 shares outstanding in 2006		12
Class G - 200,000 Shares outstanding in 2006		200
Class H - 23,558 shares outstanding in 2007 and 350,000 shares outstanding in 2006	24	350
Class I - stated value of $10 per share 540,000 shares outstanding	540
Common Stock, $.001 par value, 500,000,000 shares authorized, 6,579,647 shares outstanding	6,580	2,133
Additional Paid-in Capital	18,910,811	11,342,637
Accumulated Other Comprehensive Loss	(37,350)	(36,000)
Accumulated deficit	(16,136,167)	(14,063,648)
Total Stockholders' Equity	2,744,473	(2,754,281)
Total Liabilities and Stockholders' Equity	$12,809,608	$480,444

F--4

BAYWOOD INTERNATIONAL, INC.

Consolidated Statements of Operations

	Year ended December 31,
	2007	2006
SALES:
NET SALES	$9,528,870	$1,077,929

COST OF SALES:
COST OF SALES	5,158,575	480,733

GROSS PROFIT	4,370,295	597,196

OPERATING EXPENSES:
SHIPPING & HANDLING	889,697	55,211
MARKETING EXPENSES	1,542,291	263,943
GENERAL & ADMINISTRATIVE	2,264,071	631,080

Total operating expenses	4,696,059	950,234

OPERATING INCOME (LOSS)	(325,764)	(353,038)

OTHER INCOME (EXPENSE):
Interest Income	3,807	272
Miscellaneous Income, net	(20,296)
Interest Expense	(1,361,076)	(271,744)

TOTAL OTHER INCOME (EXPENSE)	(1,377,565)	(271,472)

NET INCOME (LOSS)	(1,703,329)	(624,510)

Preferred Stock Dividends	(369,189)	(140,416)
Loss Available to Common Shareholders	$(2,072,518)	$(764,926)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.48)	$(0.36)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	4,283,338	2,100,096

See accompanying notes to the financial statements

F--5

BAYWOOD INTERNATIONAL, INC.

Consolidated Statement of Stockholders Equity

	Preferred Stock		Common stock
	Shares	Dollars**	Shares *	Dollars	Additional Paid-in Capital ***	Compre- hensive Income (loss)	Accumulated Deficit	Total
Balance December 31, 2005
Class A Preferred	35,000	$35
Class F Preferred	11,710	12
Class G Preferred	200,000	200
Class H Preferred	350,000	350
Balance December 31, 2005	596,710	597	2,059,364	$2,059	$11,013,795	$30,000	$(13,298,722)	$(2,252,271)
Exercise of warrants			25,000	25	9,975			10,000
Payments of dividends payable			49,000	49	27,951		(28,000)	-
Deferred stock compensation					46,459			46,459
Preferred dividend							(112,416)	(112,416)
Discount on debt					244,457			244,457
Unrealized loss on marketable securities						(66,000)		(66,000)
Net (Loss)							(624,510)	(624,510)
Total comprehensive loss						(66,000)	(624,510)	(690,510)
Balance December 31, 2006	596,710	597	2,133,364	2,133	11,342,637	(36,000)	(14,063,648)	(2,754,281)
Conversion of preferred stock to common stock
Class F	(11,710)	(12)	1,171,000	1,171	(1,159)			-
Class G	(200,000)	(200)	250,000	250	(50)			-
Class H	(326,442)	(326)	816,105	816	(490)			-
Conversion of notes payable to common stock			1,018,438	1,018	813,732			814,750
Issuance of common stock for acquisition of Nutritional Specialties, Inc.			1,100,000	1,100				1,100,000
Conversion of accounts payable to common stock			81,251	81	64,920			65,001
Warrants issued with debt					411,600			411,600
Options issued					337,444			337,444
Preferred stock dividends paid in common stock			9,647	10	9,637		(9,647)	-
Sales of class I preferred stock, net of transaction fees	510,000	510			3,884,490			3,885,000
Warrants issued with class I preferred stock					749,307			749,307
Dividend on forgiveness of note receivable					(100,000)			(100,000)
Conversion of notes payable to class I preferred stock	30,000	30			299,970			300,000
Write down of investment						(1,350)		(1,350)
Dividend on preferred stock							(359,543)	(359,543)
Elimination of fractional shares in reverse split			(158)		(126)			(126)
Net (Loss)							(1,703,329)	(1,703,329)
Total comprehensive loss						(1,350)	(1,703,329)	(1,704,679)
Balance December 31, 2007	598,558	$599	6,579,647	$6,580	$18,910,811	$(37,350)	$(16,136,167)	$2,744,473

F--6

BAYWOOD INTERNATIONAL, INC.

Consolidated Statement of Cash Flows

	For the years ended December 31,
	2007	2006
Operating Activities:
Net (Loss)	$(1,703,329)	$(624,510)
Adjustments to reconcile net (loss) to cash used by operating activities
Depreciation	7,750	5,260
Amortization	773,265	127,945
Option expense	337,444
Changes in assets & Liabilities:
(Increase) decrease in-
Accounts receivable	375,112	26,300
Inventory	(207,454)	17,600
Prepaid expenses	60,485	(56,885)
Accounts payable & accrued Liabilities	290,435	125,717
Net cash used in Operating activities	(66,292)	(378,573)
Investing Activities:
Purchase of equipment	(6,629)
Purchase of net assets of acquired business, net of cash received	(7,243,275)
Deferred business acquisition cost		(77,000)
Investment in Joint Venture	(34,521)
Net cash used in investing activities	(7,284,425)	(77,000)
Financing Activities:
Proceeds from notes payable	6,601,000	476,394
Proceeds from exercise of warrants and options for common stock		10,000
Proceeds from sales of common & preferred stock	5,100,000
Fees paid in connection with raising capital	(523,118)
Payment of dividends	(240,228)
Proceeds form line of credit	377,963
Principal payments on notes payable & credit line	(3,295,051)	(103,693)
Net cash provided by financing activities	8,020,566	382,701
Change in cash & equivalents during the year	669,849	(72,872)
Cash & cash equivalents beginning	22,200	95,072
Cash & cash equivalents end	692,049	22,200
Supplemental disclosures:
Cash paid during the year for:
Interest	$567,141	$57,456
NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired from NSI net of cash	$119,807
Accrued preferred stock dividends	$108,157	$112,416
Common stock issued in connection with acquisition	$1,100,000
Debt converted to common stock	$591,363
Conversion of preferred to common stock	$538,152
Debt issued in connection with acquisition	$1,300,000
Exchange of accounts payable for common stock	$65,000
Value of warrants issued in connection with raising capital & debt	$284,200
Value of warrants issued in relation to debt	$411,600	$100,800
Value of beneficial conversion feature in relation to debt		$143,657
Common stock issued in lieu of dividends	$9,647	$28,000
Decrease in market value of investment available for sale	$29,850	$66,000
Long term accounts payable agreement	$567,141
Deferred business acquisition costs included in accounts payable		$165,000

See accompanying notes to the financial statements

F--7

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND BASIS OF PRESENTATION

The financial statements include Baywood International, Inc. (“the Company”) and its wholly-owned subsidiary Nutritional Specialties, Inc.  Nutritional Specialties was acquired by the Company effective March 30, 2007.

The Company is a nutraceutical company specializing in the development, marketing and distribution of its own proprietary brands under the names Baywood PURECHOICE®, Baywood SOLUTIONS®, Baywood EVOLUTION™ and Complete La Femme®.  The Company distributes its products through independent and chain health food stores, pharmacies, grocery stores and other direct-to-consumer channels both internationally and domestically.

The Company incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986.  In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.  Between 1992 and 1998, the Company directed most of its sales efforts to international markets and established either distribution or registration of its products in certain Pacific Rim and European Countries.

Throughout 1998 and the first six months of 1999, the Company revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors.  As a result, the Company transformed its business with a new marketing image, product lines, marketing campaign, and distribution channels.  Currently, the Company is focused on strengthening the brand awareness and sales of its product lines, Baywood PURECHOICE, Baywood SOLUTIONS, Baywood EVOLUTION and Complete La Femme and any other branded lines it chooses to develop in North America and internationally through designated distributors.  The Company’s domestic marketing strategies have now diversified its sales to thousands of customers in the retail health food market.

On April 5, 2007, effective March 30, 2007, the Company acquired, through its acquisition subsidiary, substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., for a purchase price of approximately $11,100,000.  Nutritional Specialties, Inc. is a nutraceutical company that develops and markets over 350 nutraceutical products under the brand LifeTime® or LifeTime Vitamins®.  The Company caused its acquisition subsidiary to change its name to Nutritional Specialties, Inc., d/b/a LifeTime® and is operating Nutritional Specialties as a separate, wholly-owned subsidiary.

In December 2007, the Company entered into a Joint Venture Agreement with John “Bradshaw” Layfield, former World Wrestling Entertainment star, to create and distribute specialty beverages nationwide.  As of December 31, 2007, the Company reported its interest in the Joint Venture as a non-consolidated interest, meaning it will reflect its investment on its financial statements.

Going Concern

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company had a working capital deficiency of $4,757,974 at December 31, 2007.  The Company has had material operating losses and has not yet created positive cash flows and its ability to generate profitable operations is uncertain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed in Note 15, the Company completed a business acquisition through a newly formed subsidiary effective March 30, 2007. The Company intends to integrate its newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations.  However, the Company cannot provide any assurance that profits from operations will generate sufficient cash flow to meet its working capital deficiency.

F--8

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of all subsidiaries and the Company’s share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements.  Other comprehensive income consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income.  The Company’s comprehensive income consists of unrealized gains and losses on available-for-sale securities.

Cash and Equivalents

The Company considers cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories

Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. The Company does not process raw materials but rather has third-party suppliers formulate, encapsulate and package finished goods.

Management analyzes inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable. Management’s estimate of an appropriate inventory obsolescence allowance is inherently subjective and actual results could vary from our estimated outcome, thereby requiring future adjustments to inventories and results of operations.

F--9

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities

The Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity.  Based on the Company’s intent to invest in the securities at least through a minimum holding period, the Company’s available-for-sale securities are carried at fair value with net unrealized gain or loss recorded as a separate component of stockholders’ equity. Held-to-maturity securities are valued at amortized cost.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Property, Equipment and Depreciation

Property and Equipment consisted of the following at December 31,

	2007	2006
Furniture and fixtures	$49,504	$49,504
Computers	165,642	155,614
Equipment	21,966	6,457
Leasehold improvements	49,256	35,600
Total	$286,368	$246,675
Less: Accumulated depreciation	220,986	219,091
Net property and equipment	$65,382	$27,584

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over five to seven years. Depreciation expense for the years ended December 31, 2007 and 2006 was $7,751 and $5,260, respectively.

Goodwill and other intangibles

Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of Nutritional Specialties, Inc. and consisted of the following at December 31, 2007.

Asset category	Asset value	Accumulated Amortization	Net Intangibles
Brand value	303,400	22,752	280,648
Customer list	322,600	48,393	274207
Goodwill	8,917,067		8,917,067
Total	9,543,067	71,145	9,471,922

The Brand value and Customer list are being amortized over a 5-10 year period. Amortization expense for the year ended December 31, 2007 was $71,145. The aggregate amortization for the years 2008 through 2012 is $425,907.

Deferred Financing Cost

In conjunction with certain loans the Company issued warrants to purchase the Company’s stock.  This additional consideration is being amortized over the term of the loans using the effective interest method.  The amortization expense for the year ended December 31, 2007 was $407,195. The amortization expense for the year ended December 31, 2008 will be $145,334 and for the year ended December 31, 2009 will be $22,042.

F--10

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company granted stock options in the year ended December 31, 2007.  Accordingly, compensation cost has been recognized for the stock options granted to employees and vendors in the year ended December 31, 2007 of $337,444.  The Company did not grant any stock options in the year ended December 31, 2006; accordingly, no compensation cost has been recognized related to stock options for the year ended December 31, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

	2007	2006
Dividend yield	$0.80	N/A
Volatility	250%-261%	N/A
Risk free interest rate	4.7%-4.8%	N/A
Estimated option life	3 – 10 Years	N/A
Liquidity discount	58.5%	N/A

Income Taxes

The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.

Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.  The Company has adopted SFAS No. 128, “Earnings Per Share.”

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain radio and media placements for certain products.  The Company expenses advertising costs as incurred.  Advertising expense totaled approximately $283,726 and $45,000 for the years ended December 31, 2007 and 2006, respectively, and is included in marketing expenses in the accompanying financial statements.

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

F--11

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

Financial instruments consist primarily of cash, accounts receivable and obligations under accounts payable, accrued expenses and notes payable.  The carrying amounts of cash, accounts receivable, accounts payable, certain notes payable and accrued expenses approximate fair value because of the short term maturity of those instruments.  The fair value of notes payable to related parties could not be determined because of conversion features and affiliated nature of those instruments.

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

The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets. If the undiscounted estimated cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded.  The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.  The Company’s long-lived assets were tested for impairment at December 31, 2007, and no impairment was found.

Recently Issued Accounting Standards

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.”  The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements.  Only tax positions that meet the “more likely than not” recognition threshold may be recognized.  The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions.  FIN No. 48 will be effective for the Company’s fiscal year ending December 31, 2007.  The Company does not believe that there are material tax positions that would result in a material impact upon implementation of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to fair value measurements already required or permitted by existing standards.  SFAS No. 157 will be effective for the Company’s fiscal year ending December 31, 2008.  The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans – an amendment of FASB Statement No. 87, 88, 106 and 132R.”  This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans.  The Company does not have any defined benefit postretirement plans and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year

F--12

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

misstatements for the purpose of a materiality assessment.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for us on January 1, 2008.  The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows and results of operations.

Note 3 – LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the years ended December 31, 2007 and 2006 because the effect of their inclusion would be anti-dilutive.

	2007			2006
	Loss	Shares	Per share	Loss	Shares	Per share
Net (loss)	$ (1,703,329)			$ (624,510)
Preferred stock dividends	(369,190)			(140,416)

Basic loss per share

Loss available to common stockholders	$ (2,072,519)	4,283,338	$ (0.48)	$ (764,926)	2,100,099	$ (0.36)

Effect of dilutive securities		N/A		N/A

Diluted loss per share		4,283,338	$ (0.48)		2,100,099	$ (0. 36)

Preferred stock convertible to 6,810,645 shares of common stock, warrants and options to purchase 2,361,207 shares of common stock were outstanding at December 31, 2007. Preferred stock convertible to 876,750 shares of common stock and warrants and options to purchase 528,707 shares of common stock were outstanding at December 31, 2006. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. Preferred stock dividends of $369,190 and $140,416 would be added to increase the net loss available to common stockholders for purposes of calculating diluted loss per share for the years ended December 31, 2007 and 2006.

Note 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable.  Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns for the year ended December 31, 2006.  The allowance for uncollectible accounts at December 31, 2007 and 2006 was $2,166 and $0 respectively

Note 5 - PREFERRED STOCK

During the year ended December 31, 2007, the Company issued 540,000 Series I Preferred shares. In addition 326,442 of the Series H Preferred shares were converted into Series I Preferred Shares; Series G Preferred shares of 200,000 were converted into 250,000 Common shares of the Company; Series F Preferred shares were rescinded by the Company and 1,171,000 shares of Common stock in the Company were issued.

F--13

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENERAL

Preferred stock may be issued in one or more series, having the rights, privileges and limitations, including voting rights, conversion privileges and redemption rights, as may, from time to time, be determined by the board of directors.  Preferred stock may be issued in the future in connection with acquisitions, financings, or other matters as the board of directors deems appropriate. In the event that any shares of preferred stock are to be issued, a certificate of designation containing the rights, privileges and limitations of such series of preferred stock shall be filed with the Secretary of State of Nevada.  The effect of such preferred stock is that the board of directors alone, subject to, federal securities laws and Nevada law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders, and may adversely affect the voting and other rights of the holders of the common stock.  The issuance of preferred stock with voting and conversion rights may also adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

PREFERRED STOCK OUTSTANDING

The Company has three series of preferred shares outstanding. The total authorization for all classes of preferred stock is 10,000,000 shares.  Set forth below is a description of each such series or class of preferred stock.

Class A Preferred Shares.  The Company has authorized 35,000 shares of preferred stock designated as Class A Preferred Shares (the “Class A Shares”), par value $0.001 per share, of which 35,000 shares are issued and outstanding.  The Class A Shares are convertible at any time, at the option of the holder thereof, into shares of the Company’s common stock on a one-to-one basis.  In the event of dissolution, bankruptcy or termination of the Company, the par value of all the Class A Shares shall be paid in full before the common stock or any part thereof or any dividend thereon is paid.  Holders of Class A Shares have no voting rights or redemption rights, and no preference as to dividends or assets.

SERIES H Preferred Stock.  The Company has authorized 350,000 shares of preferred stock designated as Series H Preferred Stock (the “Series H Preferred”), par value $0.001 and face value of $1.00 per share, of which 23,558 shares are issued and outstanding.  The Series H Preferred accrue an 8% per annum cumulative dividend payable in shares of common stock, conversion rights into the Company’s common stock at $0.40 per share and are entitled to one vote for every common share owned on an if-converted basis.  The Series H Preferred are redeemable at the option of the Company only at 115% of the face value.

SERIES I 8% Cumulative Convertible Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock designated as Series I 8% Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), $0.001 par value per share, of which 540,000 shares are issued and outstanding.  Each share of Convertible Preferred Stock has a stated value per share of $10 (the "Stated Value").  The Convertible Preferred Stock is senior to the Company’s common stock with respect to the right to receive proceeds on liquidation or redemption and is junior to all indebtedness of the Company.  Dividends accrue at the rate of 8% per annum, payable quarterly in cash, and are be due and payable unless and to the extent that funds are not legally available to the Company to pay dividends.  Dividends not paid shall accrue on a cumulative basis and are payable upon a Liquidation Event, as defined below, and upon a conversion of the Convertible Preferred Stock, unless converted into common stock at the option of the holder.  At the option of the holder, one share of Convertible Preferred Stock may be converted into 250 shares of common stock at any time at a conversion price of $0.80 per share (the “Conversion Price”), subject to anti-dilution and other customary adjustments summarized below.  In the event any dividend shall not be paid in full when due (after a 10-day grace period), then for each quarterly period or portion thereof that such dividend shall not be paid in full, (i) the conversion price will be reduced by $0.05 (5 cents) but shall not be reduced below a conversion price of $0.60 per share (the “Special Conversion Price Adjustment”); and (ii) the dividend rate shall be increased by 50 basis points (1/2 of 1%), but shall not exceed a dividend rate of 10% per annum. The Convertible Preferred Stock will convert automatically into shares of common stock upon the closing of an underwritten public offering by the Company in which (i) gross proceeds to the Company are equal to or greater than $10 million and (ii) the price per share of the common stock sold in such public offering is equal to or greater than the then-current Conversion Price.  At any time after March 12, 2008, the Company has the right to cause the mandatory conversion

F--14

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Convertible Preferred Stock into shares of common stock if the “Current Stock Price” (as hereinafter defined) exceeds 500% of the then-current Conversion Price in effect in any consecutive 30-day trading period.  This right may be exercised upon written notice delivered within 60 days of the end of such 30-day trading period.  At the sole option of the holder, upon conversion of the Convertible Preferred Stock, accrued and unpaid dividends also may be converted into shares of common stock at the Conversion Price.  “Current Stock Price” means the closing sale price (or if no closing sale price is reported, the average of the closing bid and closing ask prices or, if more than one in either case, the average of the average closing bid and average closing ask prices) as reported in composite transactions for the principal United States securities exchange on which the common stock is traded or, if the common stock is not listed on a United States national or regional securities exchange, as reported on the OTCBB.  The Conversion Price (including the Special Conversion Price Adjustment) is subject to adjustment for stock splits, stock dividends, reverse stock splits, recapitalizations, and classifications. Further, in the event that the Company should issue shares of common stock at an effective price per share less than $0.80, the Conversion Price shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of common stock at such lower effective price on a fully-diluted basis, provided, however, that no such adjustment shall be made in the case of certain excluded issuances, including (a) shares of common stock issued upon conversion of the Convertible Preferred Stock or exercise of the Warrants or in lieu of accrued but unpaid dividends, (b) securities issued upon the exercise of or conversion of convertible securities, options or warrants issued and outstanding on the date of authorization of the Convertible Preferred Stock, provided further that such securities have not been amended thereafter to increase the number of such securities or to decrease the exercise or conversion price of any such securities (other than by the anti-dilution provisions thereof, if any), (c) issuances of equity securities to employees, consultants, landlords or suppliers of or to the Company in one or more transactions approved by the Board or in mergers, consolidations, acquisitions, joint ventures or strategic alliances approved by the Board, and (d) issuances of equity securities to commercial banks or other lenders in connection with the Company obtaining loan financing in one or more transactions approved by the Board.

Before any distribution or payment shall be made to the holders of any common stock with respect to the entitlement to receive liquidation proceeds upon the occurrence of a Liquidation Event (as hereinafter defined), the holders of Convertible Preferred Stock shall be entitled to be paid out of the assets of the Company legally available therefore an amount equal to the Stated Value with respect to each outstanding share of Convertible Preferred Stock held by them, plus an additional amount equal to any accrued but unpaid dividends for each share of Convertible Preferred Stock then held (such amount payable as to each such share of Convertible Preferred Stock, the “Liquidation Preference”).  If, upon any Liquidation Event, the remaining assets of the Company legally available for payment of the aggregate amount of all Liquidation Preferences payable in respect of outstanding shares of Convertible Preferred Stock (after payment of requisite liquidation distributions or payments to holders of shares of any class or series of capital stock of the Company with a liquidation preference senior to the Convertible Preferred Stock) shall be insufficient to make payment in full of all Liquidation Preferences payable with respect to outstanding shares of Convertible Preferred Stock and shares of any class or series of Capital Stock of the Company at the time outstanding with a liquidation preference on parity with the Convertible Preferred Stock, then all such remaining assets legally available therefore shall be distributed among the holders of shares of Convertible Preferred Stock at the time outstanding and the holders of shares of any class or series of capital stock of the Company at the time outstanding with a liquidation preference on parity with the Convertible Preferred Stock, ratably among them in proportion to the full amounts to which they would otherwise be respectively entitled.  If, upon any Liquidation Event, the remaining assets of the Company legally available for payment of the aggregate amount of all Liquidation Preferences payable in respect of outstanding shares of Convertible Preferred Stock outstanding and all shares of any class or series of capital stock of the Company at the time outstanding with a liquidation preference on parity with the Convertible Preferred Stock (after payment of requisite liquidation distributions or payments to holders of shares of any class or series of capital stock of the Company with a liquidation preference senior to the Convertible Preferred Stock) shall be in excess of the amounts necessary to make payment in full of all Liquidation Preferences payable with respect to outstanding shares of Convertible Preferred Stock and all such shares of stock on a parity with the Convertible Preferred Stock, then all such excess assets remaining and legally available therefore shall be distributed among the holders of shares of Convertible Preferred Stock at the time outstanding and the holders of the common stock, ratably among them in proportion to the number of shares of common stock then owned or into which shares of Convertible Preferred Stock would then be convertible.  For purposes hereof, the term “Liquidation Event” shall mean (i)(a) an acquisition after the date hereof by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of effective control (whether through legal or beneficial

F--15

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ownership of capital stock of the Company, by contract or otherwise) of in excess of fifty percent of the voting securities of the Company, (b) the merger or consolidation of the Company or any subsidiary of the Company in one or a series of related transactions with or into another entity as a result of which the Company ceases to exist or as a result of which the common stock ceases to be a class of securities registered under the Exchange Act, other than (x) a merger solely for the purpose of changing the jurisdiction of incorporation of the Company and resulting in a reclassification, conversion or exchange of outstanding shares of common stock solely into shares of common stock of the surviving entity or (y) a merger or consolidation pursuant to which holders of the capital stock of the Company immediately prior to such transaction have the right to exercise, directly or indirectly, 50% or more of the total voting power of all shares of the capital stock entitled to vote generally in elections of directors of the continuing or surviving person immediately after giving effect to such issuance, (c) the sale, lease, license or other disposition of all or substantially all the assets or any substantial asset of the Company in one or a series of related transactions or (d) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth above in (a), (b) or (c) or (ii) any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.  Except as otherwise provided by the Nevada Revised Statutes, the Convertible Preferred Stock votes as a class with the common stock with a number of votes equal to the number of shares of common stock into which each share of Convertible Preferred Stock is convertible at the then-current Conversion Price.  Neither common stock nor Convertible Preferred Stock possesses cumulative voting rights.

Note 6 WARRANTS

Set forth below is a description of the Company’s warrants:

Shares of Common Stock

Designation/ Reason Granted	Issuable upon Exercise	Exercise Price Per Share	Expiration Date

Bridge Warrants/Bridge Financing	128,426	$1.00	September 2011
Investor Warrants/ 2007 Private Placement	1,350,000	$0.40	March 2012
Placement Agent Warrants	945,000	$0.80	March 2012
10% Note Warrants	500,000	$0.40	March 2012
12% Bridge Note Warrants	200,000	$1.00	March 2012
Series H Warrants	209,635	$0.40 to $2.40	December 2008
Ancillary Warrants	1,000	$0.80	April 2008
Ancillary Warrants	6,000	$0.40	June 2009
Seller Warrants/Acquisition	35,000	$1.00	March 2012

The exercise price of the warrants and the number of shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits, and similar events. Further, in the event that the Company should issue shares of its common stock at an effective price per share less than the then effective exercise price of the Warrants, the exercise price and the number of shares subject to such warrants shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of common stock and such lower effective price on a non-fully-diluted basis, subject to similar exceptions to those described for such adjustments above with respect to the Convertible Preferred Stock.  The warrants contain standard reorganization provisions.

During the year ended December 31, 2007, the Company issued 235,000 shares at $1.00, 945,000 at $0.80 and 1,850,000 at $0.40. During the year ended December 31, 2006, the Company issued 25,000 shares at $0.40 through the exercise of warrants.  One of the Company’s directors, O. Lee Tawes, III, exercised warrants for 86,250 shares at $0.80 per share and 15,000 shares at $1.60 per share.  In addition, the Company’s Chief Executive Officer, Neil Reithinger, exercised a warrant for 8,157 at $1.60 per share and options for 30,000 shares and 15,375 shares at $1.60 and $1.40 per share, respectively, through the conversion of debt owed by the Company.

F--16

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects a summary of common stock warrants outstanding and warrant activity during 2006 and 2007:

	2007			2006
		Weighted Average Exercise Price	Weighted Average Term (Years)		Weighted Average Exercise Price
Warrants outstanding at December 31, 2006	375,207	$0.79	.19	275,635	$1.40
Granted during the year	3,530,000	$0.63	4.39	134,572
Exercised during the year	0			(25,000)
Expired during the year	0			(10,000)
Warrants outstanding at December 31, 2006	3,905,207	$0.65	4.58	375,207	$0.80

The common stock warrants expire as follows in year ended December 31, 2007:

2008	240,635
2009	6,000
2010	250,000
2011	128,572
2012	3,280,000
3,905,207

Note 7 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2007:

Officer/Director	Notes Payable		Accrued Salaries & Bonus	Accrued Dividend
	Amount	Accrued Interest	Amount	Amount
Neil Reithinger President & C.E.O.	$181	-	$109,900	-
Thomas Pinkowski Vice-President	$337,500	23,896.81	$80,000
Karl H. Rullich Vice-President	$40,010	$2,576	$137,875	$94,900
O. Lee Tawes, III Director	$850,000	$27,657	-	-

F--17

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2006:

Officer/Director	Notes Payable		Accrued Salaries	Accrued Dividend
	Amount	Accrued Interest	Amount	Amount
Neil Reithinger President & C.E.O.	$79,1401	-	$87,127
Karl H. Rullich Vice-President	$52,400	$5,632	$123,958	$279,000
O. Lee Tawes, III Director	$525,000	$141,280	-	$175,248

As part of the acquisition of Nutritional Specialties, Inc. on April 5, 2007 effective March 30, 2007 Nutritional Specialties had a $100,000 Notes Receivable from Thomas Pinkowski who after the acquisition became a Vice President of the Company. This note was acquired as part of the assets acquired from Nutritional Specialties. Consistent with SEC regulations that prohibit a Company from issuing loans to Related Parties,  this note was eliminated and reflected as a deemed dividend with a charge to Additional Paid in Capital.

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable that those that could be obtained from non-affiliates.  Any such transaction must be reviewed by the Company’s independent Director.

Note 8 - LEASE OBLIGATIONS

The Company leases its offices and warehouse under an operating lease that expires in 2008.  Rent expense under the Arizona lease was $87,398 and $89,103 for the years ended December 31, 2007 and 2006, respectively.  The future minimum lease obligation for the remaining term of the lease of nine months at December 31, 2007 is $36,774.

Nutritional Specialties’ principal office and warehouse is located in leased space of approximately 10,381 square feet of office space under an operating lease that expires on June 30, 2008.  The Company believes this facility will provide sufficient capacity to handle Nutritional Specialties’ needs in the coming year.  Rent expense under this lease was $59,656 for the year ended December 31, 2007.  The future lease obligation for the remaining term of the lease of six months at December 31, 2007 is $39,864.

Note 9 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include primarily nutritional and dietary supplements.  The Company operates in only one reportable segment and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Net Sales
	2007	2006
Nutritional and Dietary Supplements:
United States	$7,354,151	$659,535
Canada	951,974	172,928
Other International	1,222,745	245,466
Total	$9,528,870	$1,077,929

F--18

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - CREDIT RISK AND OTHER CONCENTRATIONS

As of December 31, 2007 and 2006, one customer constituted more than 13% and 25% of trade accounts receivable, respectively.  For the years ended December 31, 2007 and 2006, no customer was greater than 10% of net sales. At December 31, 2006, approximately 32.9% of the Company’s trade accounts receivable balance was due from one customer.

From time to time, the Company’s bank balances exceed federally insured limits.  At December 31, 2007, the Company’s cash balance exceeded federally insured limits by $80,665.

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately.  As of December 31, 2007, we utilized nine different contract manufacturers, including two manufacturers owned or controlled by Charles Ung or M. Amirul Karim, former stockholders of Nutritional Specialties, pursuant to agreements that obligate Nutritional Specialties to buy specified products from these companies for an initial three year period, subject to two annual renewal terms, so long as pricing and other terms are competitive with those of other manufacturers.  For the periods ended December 31, 2007 and 2006, we purchased 35% and 26.8%, respectively, of our finished goods from two manufacturers. Management believes alternative sources are available, if required.

Note 11 – STOCK OPTIONS

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of common stock that may be granted is 500,000, amended to 325,000 in 1999.  The 1996 Plan provides that shares granted come from the Company’s authorized but unissued common stock.  The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from date of grant.  At the Company’s Annual Meeting held on December 10, 2004, the Company’s stockholders approved the 2004 Stock Option Plan (the "2004 Plan"). At our Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of common stock that may be granted to 2,000,000 under all plans.  A total of 584,000 shares available for stock grants under both plans, or 8.9% of the Company’s issued and outstanding common stock as of December 31, 2007, assuming all options under both plans were granted and exercised.

The Company granted 1,262,500 stock options during the year ended December 31, 2007, and did not grant any stock options in the year ended December 31, 2006.

The summary of activity for the Company's stock options is presented below:

	2007	Weighted Average Exercise Price	2006	Weighted Average Exercise Price

Options outstanding at beginning of year	155,500	$2.84	155,000	$2.84
Granted	762,500		-
Exercised	-	-	-
Terminated/Expired	(1,500)
Options outstanding at end of year	916,000	$1.13	155,000	$3.40
Options exercisable at end of year	591,000	$1.13	62,500	$3.40
Options available for grant at end of year	584,000		328,625

Price per share of options outstanding	$0.46-$3.80		$0.46-$3.80

F--19

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted average remaining contractual lives	3.3 years	4.7 years

Weighted Average fair value of options granted during the year	$430,000	-

The common stock options expire as follows:

2008	5,250
2009	126,250
2010	2,500
2011	4,500
2012 - 2017	777,500
916,000

Unrecognized compensation costs related to non-vested share based compensation for the above options amounted to $512,000 as of December 31, 2007.

Note 12 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Net deferred tax assets totaling $5,151,000 at December 31, 2007 were offset by a valuation allowance of $5,151,000 that was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $5,024,000 of the net deferred income tax asset. The deferred income tax assets are comprised of the following at December 31, 2006:

	2007	2006
Deferred income tax assets:
Write-off of investment	$54,000	$54,000
Deferred compensation	102,000	87,000
Stock based compensation	138,000
Other	1,000
Net operating loss carryforward	5,022,000	4,291000
Total deferred income tax assets	5,317,000	4,432,000
Deferred income tax liabilities:
Goodwill and intangible assets	(166,000)
Valuation allowance	(5,151,000)	(4,432,000)
Net total	$0	$0

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $13,431,000 and $6,506,000, respectively.  The federal net operating loss carryforwards expire in 2013 through 2028 and state loss carryforwards expire 2008 through 2013.

The valuation allowance was increased by $696,000 during the year ended December 31, 2007.  The current income tax benefit of $708,000 and $220,000 generated for the years ended December 31, 2007 and 2006, respectively, was offset by an equal increase in the valuation allowance.  The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards.

F--20

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	2007		2006

Federal statutory rates	$(580,000)	(34)%	$(212,000)	(34)%
State income taxes	(119,000)	(7)%	(38,000)	(6)%
Valuation allowance for operating loss carryforwards	696,000	40%	249,000	39%
Other	3,000	1%	1,000	1%
Effective rate	$0	0%	$0	0%

Note 13 – SHORT-TERM NOTES PAYABLE

Short term notes payable at December 31, 2007 consisted of the following:

Description	2007		2006
Related party
Current portion of notes payable to officer and a director of the Company	$364,583	$
Notes payable to a director. Unsecured note bearing interest at 10% per annum and are due May 2005 – May 2006.			525,000
Note payable to officers bearing interest at 12% per annum, unsecured and past due	40,191		131,540
Total short term related party notes payable	404,774		656,540
Other
Notes payable bearing interest at 12% per annum, are unsecured and mature June 2003 through January 2009.	137,475
Convertible notes payable – Other. Unsecured notes bear interest at 12% -15% per annum and were due December 2000 through August 2001.			471,081
Notes payable – Other. Notes bears no interest, is unsecured and is due at such time that the Company reaches appositive stockholders’ equity			150,000
Senior notes payable – Other. Notes bear interest at 10% per annum and were due September 2007. The notes are unsecured.			300,000
Current portion of notes payable	4,051,933
Bank credit line due in monthly installments of principal and interest based on outstanding balance at a rate of 1% over prime per annum until maturity, is secured by all business assets, maximum borrowing capacity of $500,000.	483,259
Bank credit line due on demand and is secured by certain officers of the Company, maximum borrowing capacity of $100,000	98,222		99,671
Net carrying amount of short term notes payable other	4,770,889		1,020,752
Less: Discount on Debt	145,334		162,971
Short term notes payable other	4,625,555		857,781
Total short term notes payable	$5,030,329		$1,514,321

Interest costs in the year ended December 31, 2007 and 2006 amounted to $658,956 and $271,744 respectively. The weighted average interest rate for all short term borrowings amounts to 14.8% for 2007 and 18.8% for 2006.

F--21

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consisted of the following:

Description	2007		2006
Related party
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures on March 31, 2009	$262,500	$

Note payable bearing interest at 8%, held by an officer of the Company and convertible into common stock of the Company, unsecured and matures on March 31, 2009	75,000
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on February 28, 2009	500,000
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on February 28, 2009	350,000
Total long term debt related parties	1,187,500
Less: current maturities	364,583
Long-term portion	$822,917	$
Other
Notes payable to a bank, bearing interest at 9.25% per annum, has senior debt priority, secured by all business assets, guaranteed by a director of the Company and matures July 9, 2009	$$2,000,000	$
Note payable to a bank, bearing interest at 9.25% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010, Company is in default on certain financial covenants.	1,437,350
Note payable bearing interest at 10%, unsecured and matures on February 28, 2009	500,000
Notes payable bearing interest at 8% per annum, unsecured and mature on March 31, 2009	262,500
Note payable bearing interest at 8% convertible into common stock of the Company, unsecured and matures on March 31, 2009	375,000
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013	997,274
Capitalized equipment lease	5,378
Note payable bearing interest at 30% per annum (interest due when Baywood achieved positive shareholders equity), unsecured due January 2009	90,000
Carrying value of Long-term notes payable	5,667,502
Less: Debt Discount	22,042
Total long-term debt other	5,645,460
Less: current maturities	4,051,933
Long term portion	1,593,527
Total long-term debt	$2,416,444		$-

On September 19, 2006, the Company completed the 2006 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of Senior Convertible Notes and (ii) Bridge Warrants to purchase 21,429 shares of the Company’s common stock at a price per share of $0.70, which represents 30% of the principal amount divided by the exercise price.  The Senior Convertible Notes matured on the earlier of (a) 12 months after initial issuance, (b) upon the consummation by the Company of a merger, business combination, sale of all or substantially all of its assets or other change of control or (c) following the closing of a Qualified Placement.  The principal amount and accrued interest on the Senior Convertible Notes were convertible, at the option of each investor, into the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.

F--22

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 10% Note (i) bears interest at the rate of 10% per annum, payable monthly in arrears, commencing April 30, 2007, (ii) is payable as to $500,000 of principal on February 28, 2009 and as to the balance, if not paid by the Company by February 28, 2009, will become a demand note from and after such date, (iii) is subject to prepayment by the Company without premium or penalty, but with accrued interest, after March 1, 2008, or at any time upon the closing of any offering of equity securities of the Company after the 2007 Private Placement for aggregate gross proceeds of at least $4,000,000, (iv) is subject to mandatory prepayment at the option of the holder upon the occurrence of a sale of the business or other change of control, as defined in the 10% Note, (v) is entitled to the same registration rights for the 10% Note Warrants and the common stock issuable upon exercise thereof as are being granted to investors in the 2007 Private Placement and (vi) is subordinated to the prior payment of the indebtedness incurred in the Bank Financing, except that scheduled principal and interest payments may be made so long as the Bank Financing is not in default.

The 12% 2007 Bridge Note (i) bears interest at the rate of 12% per annum, payable at maturity, (ii) is payable 90 days after the date of issuance, (iii) is subject to a late charge of 5% of any amount not paid within 15 days of the due date; (iv) is entitled to the same registration rights for the 12% Bridge Note Warrants and the common Stock issuable upon exercise thereof as are being granted to investors in the 2007 Private Placement and (v) is subordinated to the prior payment of the indebtedness incurred in the Bank Financing, except that scheduled principal and interest payments may be made so long as the Bank Financing is not in default.  Payment of principal and interest on the 12% 2007 Bridge Note has been unconditionally guaranteed by O. Lee Tawes, III, an affiliate of the placement agent and a member of the Company’s Board. The 12% 2007 Bridge Note was paid in full on July 12, 2007 using the proceeds of the Vineyard Bank financing.

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

On July 12, 2007, the Company repaid the 12% 2007 Bridge Note from the proceeds of a Refinancing from Vineyard Bank, consisting of a $2,000,000 term loan having a 2-year maturity, at an interest rate equal to the prime rate plus 2%.  The Refinancing is secured by the same collateral and contains substantially the same terms and conditions as the Bank Financing.  Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III. As part of the bank financing the Company agreed to maintain certain financial ratios at the time of signing these agreements the Company was not in compliance with the covenants contained in the agreement. As of December 31, 2007 the Company continues to be in default of these covenants. The bank has not demanded payment of the loans, as such all Vineyard Bank loans are reflected as currently due.

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

F--23

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The convertible debt outstanding at December 31, 2007 of $450,000 would be convertible into a maximum of 450,000 shares of the Company’s common stock at December 31, 2007, on the basis of the lowest fixed conversion price.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on this note as of December 31, 2007:

Year Ending December 31,	Principal Maturities

2008	$ 4,416,516
2009	1,619,697
2010	108,022
2011	113,549
2012	119,076
2013 and after	456,100
Total	$ 6,832,960

NOTE 15 – BUSINESS COMBINATION

On April 5, 2007, effective March 30, 2007, the Company acquired, through its newly-formed wholly-owned acquisition subsidiary, substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000. As provided in the Asset Purchase Agreement, dated March 30, 2007, among the Company, the acquisition subsidiary, Nutritional Specialties and Thomas Pinkowski, Charles Ung and M. Amirul Karim, the stockholders of Nutritional Specialties, the purchase price was payable as $7,600,000 in cash, $1,100,000 in the Company’s common stock (valued at $1.00 per share, or 1,100,000 shares), an aggregate of $1,300,000 in promissory notes of the Company, consisting of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, convertible into shares of the Company’s common stock at $0.05 per share, assumption of indebtedness of approximately $1,100,000, and five-year warrants to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

In connection with the acquisition, the Company raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of units, with each unit consisting of 5,000 preferred shares, convertible into 62,500 shares of common stock at $0.80 per share, and five-year warrants to purchase 12,500 shares of common stock at an exercise price of $0.40 per share, (ii) the issuance of 10% notes in an aggregate principal amount of $1,000,000, (iii) the issuance of a 12% 2007 bridge note in the principal amount of $2,000,000, and (iv) bank financing in an aggregate principal amount of $2,000,000.  As part of the initial offering, all of the company’s senior convertible notes were converted into an aggregate of six units.  The purchasers of the 10% notes were issued warrants to purchase 500,000 shares of our common stock, at an exercise price of $0.40 per share, and the purchaser of the 12% bridge note was issued warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  Following the initial offering and until the termination of the 2007 private placement effective as of July 16, 2007, the Company sold an additional 3.7 units for an aggregate purchase price of $185,000.  The preferred shares and investor warrants comprising such units and the additional warrants, and the shares of the Company’s common stock underlying these preferred shares, investor warrants and additional warrants, are included in this offering.  The sale of the units, 10% notes and 12% bridge note was conducted through Northeast Securities, as the exclusive placement agent.

F--24

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a pro forma unaudited condensed balance sheet of the Company and Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime Vitamin® as of December 31, 2006 and pro forma condensed statements of income for the fiscal year of the Company ended December 31, 2006.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

12/31/2006

(UNAUDITED)

	Baywood	Nutritional	Pro Forma		Pro Forma
ASSETS	International, Inc.	Specialties, Inc.	Adjustments		Combined
Cash and equivalents	$22,200	$103,838	$1,122,392		$1,248,430
Accounts receivable	45,789	891,940	-		937,729
Inventories	76,644	1,016,588	-		1,093,232
Prepaid expenses and other current assets	64,727	60,675	-		125,402
Total current assets	209,360	2,073,041	1,122,392		3,404,793
Excess of purchase price over fair value of tangible assets	-	-	10,168,899	(2)	10,168,899
Other non-current assets	243,500	100,000	(242,000	)(3)	101,500
Property and equipment	27,584	19,267	-		46,851
Debt acquisition costs	-	-	893,052	(4)	893,052
				(5)
Total non-current assets	271,084	119,267	10,819,951		11,210,302
Total assets	$480,444	$2,192,308	$11,942,343		$14,615,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$706,401	$368,300	$-		$1,074,701
Interest payable	298,217	-	-		298,217
Accrued liabilities	715,786	533,487	-		1,249,273
Bank line of credit	-	307,257	-		307,257
Notes payable	1,514,321	93,004	(300,000	)(6)	1,307,325
Notes payable- Lifetime Acquisition	-	-	2,487,500	(4)	2,487,500
Total current liabilities	3,234,725	1,302,048	2,187,500		6,724,273
Notes payable	-	997,274	3,312,500	(4)	4,309,774
Less Discount	-	-	(867,890	)(5)	(867,890)
Net	-	997,274	2,444,610		3,441,884
STOCKHOLDERS' EQUITY
Preferred stock, $1.00 par value, 10,000,000 shares authorized
Class A, 35,000 shares issued and outstanding	35,000	-	-		35,000
Class F, 11,710 shares issued and outstanding; stated value of $936,800	11,710	-	-		11,710
Class G, 200,000 shares issued and outstanding	200,000	-	-		200,000
Class H, 350,000 shares issued and outstanding	350,000	-	-		350,000
Class I, 521,500 shares issued and outstanding, $0.001 par value	-	-	521	(6)	521
Common stock, $0.001 par value, 50,000,000 shares authorized, 32,768,235 shares issued and outstanding	42,667	-	22,000	(1)	64,667
Common stock	-	40,000	(40,000)		-
Additional paid-in capital	10,705,990	107,000	7,073,698	(5)	17,886,688
				(6)

F--25

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			-	(7)
Accumulated other comprehensive loss	(36,000)	-	-		(36,000)
Accumulated deficit	(14,063,648)		-		(14,063,648)
Retained Earnings	-	945,986	(945,986)		-
Treasury stock	-	(1,200,000)	1,200,000		-
Total stockholders' equity (deficit)	(2,754,281)	(107,014)	7,310,233		4,448,938
Total liabilities and stockholders' equity	$480,444	$2,192,308	$11,942,343		$14,615,095

_______________________________

(1) The Company issued 1,100,000 shares of its common stock to sellers as part of the purchase price that is valued at the trading price on March 30, 2007, or $1.00 per share.

(2) The total purchase price is as follows:

Cash	7,631,989
Notes payable- sellers	1,300,000
Common stock	1,100,000
Value of warrants	19,600
Transaction cost	117,310
10,168,899
Net Assets acquired, net of cash	119,807
Total	10,288,706

The notes payable consist of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, and a five-year warrant to purchase 35,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The 8% convertible notes are convertible into shares of common stock at a conversion price of $1.00 per share, subject to various adjustments.

(3) During 2006, the Company paid various professional fees in connection with the acquisition of Nutritional Specialties, Inc. These expenses were deferred at December 31, 2006 and allocated as a cost of the investment in Nutritional Specialties, the raising of debt and the raising of equity.

(4) In connection with the acquisition, the Company raised $4,500,000 from (i) the issuance of 10% notes in the aggregate principal amount of $1,000,000,   (ii) the issuance of a 12% 2007 bridge note in the principal amount of $2,000,000, and (iii) bank financing in the aggregate principal amount of $1,500,000.

(5) The Company issued warrants to (i) the sellers to acquire 35,000 shares of its common stock at $1.00 per share, (ii) the purchasers of the 10% notes to purchase 500,000 shares of common stock at an exercise price of $0.40 per share, (iii) and the purchaser of the 12% 2007 bridge notes to purchase 200,000 shares of common stock at an exercise price of $1.00 per share. In addition, the Company issued warrants to Northeast Securities, Inc. to purchase 924,187 shares of common stock at an exercise price of $0.80 per share. Northeast Securities, Inc. was the exclusive placement agent and was issued the warrants for their services in connection with the placement of the equity and certain of the notes. Using the Black-Scholes option pricing model, the value of these warrants is determined to be an average $0.028 per warrant. The value assigned to the warrants relating to the debt is recorded as a discount of the debt and an addition to additional paid in capital. The value of the warrants issued to Northeast Securities, Inc. is included in debt acquisition cost and additional paid in capital as a cost of raising the financing.  See also (6) below relating to warrants issued to purchasers of the Series I 8% cumulative convertible preferred stock.

(6) In connection with the acquisition, the Company issued 104.3 units consisting of 5,000 shares per unit of Series I 8% cumulative convertible preferred stock, convertible into 62,500 shares of common stock at $0.80 per share, and a five year warrant to purchase 12,500 shares at an exercise price of $0.40 per share to a group of accredited investors. As part of the offering, $300,000 of the Company’s outstanding indebtedness was converted into shares of the Series I preferred stock.

(7) Additional paid in capital includes the amounts received in excess of the par value of the common and preferred shares issued and the value of the warrants issued to certain note holders, the placement agent and the investors in the preferred stock. It is also being reduced for the costs incurred in connection with raising the equity.

F--26

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2006

	Baywood	Nutritional	Pro Forma		Pro Forma
	International, Inc.	Specialties, Inc.	Adjustments		Combined
NET SALES	$1,077,929	$11,981,956	$-		$13,059,885
COST OF SALES	560,862	6,843,355	-		7,404,217
Gross profit	517,067	5,138,601	-		5,655,668
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	239,025	2,440,647	-		2,679,672
General and administrative expenses	625,820	1,359,455	-		1,985,275
Amortization	-		-	(1)	-
Depreciation	5,260	14,484	-		19,744
Total selling, general and administrative expenses	870,105	3,814,586	-		4,684,691
Operating income (loss)	(353,038)	1,324,015	-		970,977
OTHER INCOME (EXPENSE):
Interest income	272	-	-		272
Miscellaneous expense	-	-	-		-
Other Income	-	26,795	-		26,795
Interest expense	(271,744)	(42,225)	-	(2)	(313,969)
Total other expense	(271,472)	(15,430)	-		(286,902)
INCOME (LOSS) BEFORE INCOME TAXES	(624,510)	1,308,585	-		684,075
INCOME TAX PROVISION	-	-	-		-
NET INCOME (LOSS)	$(624,510)	$1,308,585	$-		$684,075
BASIC & DILUTED NET LOSS PER SHARE	$(0.36)	N/A	$-	(3)	$0.12
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	2,100,096	N/A	-		2,155,096

(1) The excess of the purchase price over the fair value of the assets acquired is allocated between those intangible assets that have estimated useful lives and goodwill. For the purpose of these pro forma financial statements the entire amount is being allocated to goodwill. Goodwill is not amortized but is tested for impairment in value annually.

(2) The Company incurred various costs relating to the issuance of the notes payable that are described as debt acquisition costs on the balance sheet. These costs will be amortized as additional interest costs over the terms of the related notes which range between 2007 and 2010. Amortization is a non-cash charge to earnings and as such does not affect the Company’s cash flow.

(3) An additional 55,000 shares have been added to the weighted average shares outstanding, representing shares issued to the sellers in connection with the acquisition.

Note: The Company intends to eliminate certain general and administrative expenses related to reductions in rent and payroll as facilities are consolidated and duplicate positions are eliminated.

F--27

BAYWOOD INTERNATIONAL, INC.

December 31, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2007

	Baywood	Nutritional	Pro Forma	Pro Forma
	International, Inc.	Specialties, Inc.	Adjustments	Combined
NET SALES	$982,381	$11,781,290	$-	$12,763,671
COST OF SALES	472,545	6,476,763	-	6,949,308
Gross profit	509,836	5,304,527	-	5,814,363
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Marketing expenses	532,358	1,093,686	-	1,626,044
Shipping	61,520	1,054,553		1,116,073
General and administrative expenses	2,335,030	1,361,402	-	3,696,432
Total selling, general and administrative expenses	2,928,908	3,509,641	-	6,438,549
Operating income (loss)	(2,419,072)	1,794,886	-	(624,186)
OTHER INCOME (EXPENSE):
Interest income	3,807	-	-	3,807
Other Income	187,001	38,290	-	225,291
Interest expense	(619,023)	(39,934)	-	(658,957)
INCOME (LOSS) BEFORE INCOME TAXES	(2,847,287)	1,793,242	-	(1,054,045)
INCOME TAX PROVISION	-	-	-	-
NET INCOME (LOSS)	$(2,847,287)	$1,793,242	$-	$(1,054,045)
BASIC & DILUTED NET LOSS PER SHARE	$(0.66)	N/A	$-	$0.25
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	4,283,338	N/A	-	4,283,338

F--28