Form 10-Q
period 2008-03-31
BAYWOOD INTERNATIONAL INC
filed 2008-05-20
CIK 806175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

BAYWOOD INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

———————

Nevada	000-22024	77-0125664
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

14950 North 83rd Place, Suite 1, Scottsdale, Arizona  85260

 (Address of Principal Executive Office) (Zip Code)

(480) 951-3956

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 10, 2008, there were 6,643,670 shares of Baywood International, Inc. common stock, $0.001 par value outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	X	Yes		No

 BAYWOOD INTERNATIONAL, INC.

PART I – FINANCIAL  INFORMATION

Consolidated Balance Sheet

Unaudited

	March 31,	December 31,
	2008	2007
CURRENT ASSETS
Cash & cash equivalents	$295,571	$692,049
Accounts Receivable, net of allowance for uncollectible	1,029,398	760,304
Inventory, net of allowance for obsolescence	1,266,063	1,368,412
Prepaids	73,162	69,952
Total Current Assets	2,664,194	2,890,717

PROPERTY & EQUIPMENT
Computer & Equipment, net	103,015	65,382
Total Property & Equipment	103,015	65,382

OTHER ASSETS
Investment Non-consolidated Joint Venture	99,884	34,521
Investment Marketable securities	150	150
Goodwill & Other intangible assets	9,448,207	9,471,922
Deferred Financing Costs	311,523	346,916
Total Other Assets	9,859,764	9,853,509
Total Assets	$12,626,973	$12,809,608

CURRENT LIABILITIES
Accounts Payable	$1,177,946	$1,081,790
Accounts Payable related party	6,118	12,118
Accrued Liabilities	1,026,570	1,147,222
Interest Payable	160,094	173,389
Dividends payable	196,871	203,843
Short-term notes - Related party	1,167,691	404,774
Short-term notes - other	598,641	581,481
Current maturities of long-term debt	4,692,429	4,044,074
Total Current Liabilities	9,026,360	7,648,691

OTHER LIABILTIES
Long-term debt - related party	-	822,917
Long-term debt - other	875,223	1,593,527
Total Other Liabilities	875,223	2,416,444
Total Liabilities	9,901,583	10,065,135

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized-
Class A - 35,000 shares outstanding	35	35
Class H - 23,558 shares outstanding	24	24
Class I - stated value of $10 per share 540,000 shares outstanding	535	540
Common Stock, $.001 par value, 500,000,000 shares authorized, 6,643,669 and 6,579,647 shares outstanding at March 31, 2008 and December 31, 2007, respectively	6,644	6,580
Additional Paid-in Capital	19,121,833	18,910,811
Accumulated Other Comprehensive Loss	(37,350)	(37,350)
Accumulated deficit	(16,366,331)	(16,136,167)
Total Stockholders' Equity	2,725,390	2,744,473
Total Liabilities and Stockholders' Equity	$12,626,973	$12,809,608

See accompanying notes to the financial statements

Consolidated Statement of Operations

Unaudited

	Year ended March 31,
	2008	2007
SALES:
NET SALES	$3,273,810	$206,133

COST OF SALES:
COST OF SALES	1,756,110	78,820
GROSS PROFIT	1,517,700	127,313

OPERATING EXPENSES:
SHIPPING & HANDLING	307,994	22,606
MARKETING EXPENSES	449,873	49,031
GENERAL & ADMINISTRATIVE	621,498	151,023
DEPRECIATION & AMORTIZATION	27,421	898
Total operating expenses	1,406,786	223,558
OPERATING INCOME (LOSS)	110,914	(96,245)

OTHER INCOME (EXPENSE):
Interest Income	778
Miscellaneous Income, net	30,075
Interest Expense	(264,259)	(131,764)
TOTAL OTHER INCOME (EXPENSE)	(233,406)	(131,764)

INCOME (LOSS) BEFORE TAXES	(122,492)	(228,009)

PROVISION FOR INCOME TAXES

NET INCOME (LOSS)	$(122,492)	$(228,009)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.02)	$(0.11)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	6,609,970	2,133,364

See accompanying notes to the financial statements

Consolidated Statement of Cash Flows

Unaudited

	For the years ended March 31,
	2008	2007
Operating Activities:
Net (Loss)	$(122,492)	$(228,009)
Adjustments to reconcile net (loss) to cash used by operating activities
Depreciation & amortization	27,421	61,114
Amortization of debt discount and financing costs	95,235	898
Share-based compensation expense	98,369
Changes in assets & Liabilities:
(Increase) decrease in-
Accounts receivable	(269,094)	2,184
Inventory	102,349	3,846
Prepaid expenses	(3,210)	37,313
Accounts payable & accrued Liabilities	(57,791)	230,130
Net cash (used in) provided by Operating activities	(129,213)	107,476

Investing Activites:
Purchase of equipment	(41,339)
Deferred business acquisition cost		(181,000)
Investment in Joint Venture	(65,363)
Net cash (used in) provided by investing activities	(106,702)	(181,000)

Financing Activities:
Proceeds from notes payable		99,600
Proceeds from issuance of debt	169,000
Payment of dividends	(113,502)
Proceeds form line of credit	17,160	6,474
Principal payments on notes payable & credit line	(233,221)	(19,782)
Net cash (used in)provided by financing activities	(160,563)	86,292

Change in cash & equivalents during the period	(396,478)	12,768
Cash & cash equivalents beginning	692,049	22,200
Cash & cash equivalents end	$295,571	$34,968
	-	-
Supplemental disclosures:
Cash paid during the year for:
Interest	$182,315	$16,944

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	107,672	35,104
Conversion of preferred to common stock	62,500
Value of warrants issued in connection with debt	125,570
Common stock issued in lieu of dividends	932

See accompanying notes to the financial statements

BAYWOOD INTERNATIONAL, INC.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Baywood International. Inc. (“Baywood” or the “Company”)  have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Baywood’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the financial statements accompanying this Quarterly Report on Form 10-Q, the Company had negative net working capital of $6,362,166 at March 31, 2008.  The Company has not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed herein, the Company completed a business acquisition through a newly formed subsidiary on April 5, 2007, effective March 30, 2007.  The Company intends to integrate its newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations.  However, there is no assurance that profits from operations will generate sufficient cash flow to increase the Company’s net working capital.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout this section.

Estimates -

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for quarter ended March 31, 2008 and year ended December 31 2007:

	March 31, 2008	December 31, 2007
Dividend yield	$0.79	$0.80
Volatility	241.1%	250-261%
Risk free interest rate	3.62%	4.7-4.8%
Expected term	10 years	3 to 10 years
Liquidity discount	0%	58.5%

Investment –

The Company holds an investment in Layfield Energy, Inc., which was created in December, 2007 to create and distribute specialty beverages nationwide.  The Company has currently committed to invest a maximum of $150,000 into Layfield Energy.  The Company accounts for the investment as a non-consolidated interest, using the equity method.

NOTE 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include mainly nutritional and dietary supplements.  The Company operates in only one reportable segment and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the quarter ended March 31:

Net Sales
	2008	2007
Nutritional and Dietary Supplements:
United States	$2,787,005	$150,052
Canada	227,396	17,259
Other International	259,409	38,822
Total	$3,273,810	$206,133

NOTE 5 - CREDIT RISK AND OTHER CONCENTRATIONS

As of March 31, 2008, approximately 13%,12% and 10% of accounts receivable were due from three customers.  Sales to these customers totaled approximately $221,000, $88,000 and $209,000, respectively in the quarter.

At March 31, 2008, approximately 28%, 16% and 13% of accounts payable were due to three vendors.  Purchases from these three vendors totaled approximately $319,000, $212,000 and $90,000, respectively.

A slowdown or loss of these customers or suppliers could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

NOTE 6 – SHORT-TERM NOTES PAYABLE

Short-term notes payable at March 31, 2008 and December 31, 2007 consisted of the following:

Description	2008	2007
Related party
Current portion of notes payable to officer and a director of the Company	$1,131,250	$364,583
Note payable to officers bearing interest at 12% per annum, unsecured and past due	36,441	40,191
Total short-term related party notes payable	$1,167,691	$404,774

Other
Bank credit line due in monthly installments of principal and interest based on outstanding Balance at a rate of 1% over prime per annum until maturity, is secured by all business assets, maximum borrowing capacity of $500,000.	$476,242	$483,259
Bank credit line due on demand and is secured by certain officers of the Company, maximum borrowing capacity of $100,000	122,399	98,222

Net carrying amount of short-term notes payable other	$598,641	$581,481

Interest costs in the quarter ended March 31, 2008 and 2007 amounted to $264,259 and $131,764, respectively. The weighted average interest rate for all short-term borrowings amounts to 14.8% for 2008 and 18.8% for 2007.

NOTE 7 - LONG-TERM DEBT

Long-term debt at March 31, 2008 and December 31, 2007 consisted of the following:

Description	2008	2007
Related party
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures on March 31, 2009	$218,750	$262,500
Note payable bearing interest at 8%, held by an officer of the Company and convertible into common stock of the Company, unsecured and matures on March 31, 2009	62,500	75,000
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on February 28, 2009	500,000	500,000
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on February 28, 2009	350,000	350,000
Total long-term debt related parties	1,131,250	1,187,500
Less: current maturities	1,131,250	364,583
Long-term portion	$-	$822,917
Other
Note payable to a bank, bear interest at 9.25% per annum, has senior debt priority, secured by all business assets, guaranteed by a director of the Company and matures July 9, 2009	$2,000,000	$2,000,000
Notes payable bear interest at 12% per annum, are unsecured and mature June 2003 through January 2009	138,474	137,475
Convertible note payable – Other. Unsecured notes bear interest at 20% per annum and due February 2009.	150,000
Note payable to a bank, bearing interest at 9.25% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010, Company is in default on certain financial covenants.	1,413,233	1,437,350
Note payable bearing interest at 10%, unsecured and matures on February 28, 2009	500,000	500,000
Notes payable bear interest at 8% per annum, unsecured and mature on March 31, 2009	218,750	262,500
Note payable bearing interest at 8% convertible into common stock of the Company, unsecured and matures on March 31, 2009	312,500	375,000
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013	973,289	997,274
Capitalized equipment lease	4,509	5,378
Note payable bearing interest at 30% per annum (interest due when Baywood achieved positive shareholders equity), unsecured due January 2009	90,000	90,000
Carrying value of Long-term notes payable	5,800,755	5,804,977
Less: Debt Discount	233,103	167,376
Total long-term debt other	5,567,652	5,637,601
Less: current maturities	4,692,429	4,044,074
Total long-term debt - other, net of current maturities	$875,223	$1,593,527

The term loan agreement and the line of credit facility agreement with Vineyard Bank, N.A. which, together, comprise the Bank Financing, as well as the Refinancing documents, contain financial covenants which the Company will be required to maintain as well as certain restrictive covenants on its business, both of which will limit the Company’s ability to operate its business, including restrictions on its ability to:

•

incur additional debt or issue guarantees;

•

create liens;

•

make loans or investments;

•

sell certain assets;

•

acquire other businesses;

•

declare or pay dividends or make other distributions to stockholders, except for scheduled dividend payments on its Convertible Preferred Stock so long as the Company is not in default; and

•

consolidate, merge or transfer its assets outside of the ordinary course of business.

The Bank Financing and the Refinancing are also secured by a first priority security interest in substantially all of the Company’s assets and the assets of Nutritional Specialties.  As a result of this security interest, as well as the financial and restrictive covenants described above, the Company’s ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be beneficial to it.

In addition, a significant decrease in the Company’s operating results could adversely affect its ability to maintain required financial covenants under the Bank Financing and Refinancing agreements.  If financial covenants are not maintained, the Company’s creditors will have the option to require immediate repayment of all outstanding debt under such agreements.  In such event, the Company may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms.  If the Company is unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on its business, prospects, financial condition and/or results of operations.

The Company is in technical default on certain financial covenants with Vineyard Bank as of March 31, 2008, where there is $3,889,000 outstanding of which $3,311,000 is now reflected as currently due.  $2,000,000 of this debt is guaranteed by a member of the Company’s board of directors. In the coming months, management believes it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and the Company is unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on its business, prospects, financial condition and/or results of operations.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the quarter ended March 31, 2008, the Company converted 5,000 Series I Preferred Shares into 62,500 Common shares.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Options –

The Company granted 62,500 stock options during the quarter ended March 31, 2008, and accordingly compensation cost has been recognized for the stock options granted to a director in the quarter ended March 31, 2008 of $49,369. The Company did not grant any stock options in the quarter ended March 31, 2007. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for quarter ended March 31, 2008 and year ended December 31 2007:

	March 31, 2008	December 31, 2007
Dividend yield	$0.79	$0.80
Volatility	241.1%	250-261%
Risk free interest rate	3.62%	4.7-4.8%
Expected term	10 years	3 to 10 years
Liquidity discount	0%	58.5%

The summary of activity for the Company's stock options is presented below:

	2008	Weighted Average Exercise Price

Options outstanding at beginning of year	916,000	$2.84
Granted	62,500	0.79
Exercised	-	-
Terminated/Expired	(5,000)	(260)
Options outstanding at end of quarter	973,500	$0.96
Options exercisable at end of quarter	698,500	$2.14
Options available for grant at end of quarter	1,026,500

Price per share of options outstanding	$0.46-$3.80

Weighted average remaining contractual lives	1.2 years

Weighted Average fair value of options granted during the quarter	$50,000

The common stock options expire as follows:

2008	250
2009	126,250
2010	2,500
2011	4,500
2012 – 2017	840,000
973,500

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $507,000 as of March 31, 2008.

Warrants

During the quarter ended March 31, 2008, the Company issued 175,000 warrants to a related party at an exercise price of $0.75 to $0.80 per share, the warrants were issued for changes in the terms of existing notes payable. The relative fair value of the warrants was recognized as additional debt discount.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the quarter ended  2008:

		Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2007	3,905,207	$0.65	4.58
Granted during the Quarter	175,000	$0.78	4.50
Exercised during the Quarter	0
Expired during the Quarter	0
Warrants outstanding at March 31, 2008	4,080,207	$0.72	4.54

The common stock warrants expire as follows:

Year	Amount
2008	$240,635
2009	$6,000
2010	$250,000
2011	$153,572
2012	$3,280,000
2013	$150,000
$4,080,207

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

Note 10- RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of March 31, 2008:

	Notes Payable		Accrued Salaries & Bonus	Accrued Dividend
Officer/Director	Amount	Accrued Interest	Amount	Amount
Neil Reithinger President & C.E.O.	$181	-	$109,900	-
Thomas Pinkowski Vice-President	$281,250	3,701	$100,000
Karl H. Rullich Vice-President	$36,260	$2,576	$137,875	$89,400
O. Lee Tawes, III Director	$850,000	$32,083	-	-

In February 2008 as part of the restructuring of two loans with Mr. Tawes the Company granted Mr. Tawes warrants of 50,000 and 50,000 to purchase the Company stock at exercise prices of $0.79 and $0.80 per share expiring in February 2013.

In April 2008 Mr. Tawes participated in a private placement of Units, referred to as the 2008 Bridge Financing, by acquiring 2.5 units.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price per share of $0.80 with an expire date of April 4, 2013.

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable that those that could be obtained from non-affiliates.  Any such related party transaction must be reviewed by the Company’s independent Director.

Note 11 - SUBSEQUENT EVENT

On April 4, 2008, the Company commenced a private placement of Units, referred to as the 2008 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price per share of $0.80 which expire April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company paid Northeast Securities, Inc., the placement agent for the sales of Units in the 2008 Bridge Financing, a fee of 7% of the gross proceeds received by the Company.  The Company intends to use the net proceeds of this private placement for working capital purposes. As of May 12, 2008, 13 units have been sold to qualified investors for gross proceeds of $650,000.

Note 12 – CONTINGENCIES

The Company may from time to time be a party to lawsuits incidental to its business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, Inc., filed a claim in the Superior Court of California, County of Orange, against the Company’s wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek is seeking $4,000,000 plus punitive damages and costs.  The Company believes this case is without merit and plans to defend it vigorously.  The Company believes this suit will not have a material adverse effect on its results of operations, cash flows or financial condition.

To the Company’s knowledge, as of March 31, 2008, there was no other threatened or pending litigation against the Company or its officers or directors in their capacity as such.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform theses statements to actual results or to changes in our expectations, except as required by law.

This “Management’s Discussion and Analysis” should be read in conjunction with our Financial Statements, including the related notes, appearing in our 2007 Annual Report on Form 10-K.

The preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurance that actual results reported in the future will not differ from those estimates or that revisions of these estimates may not become necessary in the future.

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

Products

Our products currently consist of five nutraceutical brand lines, Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme®, Baywood EVOLUTION™ and LifeTime®.  As of March 31, 2008, we had 370 distinct products including varying strengths and sizes of certain items.

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

Results of Operations for the Three Month Period Ended March 31, 2008 and 2007

Net sales for the three months ended March 31, 2008 were $3,273,810 compared to $206,133 for the same period last year, an increase of $3,067,677, or 1488%.  The increase in net sales for the three month period is primarily due to the acquisition of Nutritional Specialties.  Subsequent to the acquisition of Nutritional Specialties and during the period ended March 31, 2008, we continued to sell the products under our Baywood brand to existing customers, but also added certain items from the Baywood line under the LifeTime® label.  Furthermore, management focused its efforts on adding any new products to the LifeTime® brand due to its higher potential for growth based on its greater penetration and brand recognition.  As a result, management expects the LifeTime® brand to remain our primary focal point for new product introductions, marketing initiatives and sales incentives in our health food channels.  Our results for the three month period ended March 31, 2008 reflect the consolidation of LifeTime for that three month period as a wholly-owned subsidiary.

Our gross profit margin for the three month period ended March 31, 2008 was 46.4% compared to 61.8% for the same period last year.  The overall decrease of 15.4% in gross profit margin is primarily due to the higher mix of sales during the period ended March 31, 2008 of products from Nutritional Specialties which have a greater number of products with varying ranges of gross profit margin.  While many of Nutritional Specialties’ products have gross margins that exceed our overall gross margin, the aggregate total of the lower margin products offsets those of higher margin products.  Furthermore, 15% of our sales were to international markets, and products sold internationally typically have lower gross margins, which offsets the overall impact of sales from any higher margin products on a total basis.  Historically, our gross margins may be affected positively or negatively due to the impact of sales volumes in the United States, Canadian or other international markets.  In general, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time to time to introduce new products to our retail customers and distributors in the United States  and Canada to gain initial and further distribution.  Any fluctuations in gross margins that may occur in the United States are not, in management’s belief, indicative of our products viability or appeal in the marketplace.  Instead, these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Operating expenses for the three month period ended March 31, 2008 were $1,406,786 compared to $223,558 for the same period last year, an increase of $1,183,228, or 529%, for the three month period.  This increase in operating expense for the three month period is primarily due to the consolidation of expenses from Nutritional Specialties as well as certain additional, non-cash costs associated with option expenses and amortization of intangibles totaling approximately $126,000.  As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly.  We may promote our products through print in trade and consumer publications, public relations appearances, radio, television, product demonstrations and other advertising mediums as sales increase.

Interest expense for the three month period ended March 31, 2008 was $264,259 compared to $131,764 for the same period last year.  Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties, as well as from our outstanding bank line of credit.

There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

 Net loss for the three month period ended March 31, 2008 was $122,492 or $0.02 per share, compared to a net loss of $228,009, or $0.11 per share, for the same period last year.

Liquidity and Capital Resources

As of March 31, 2008, we had $2,664,194 in current assets of which $1,324,969, or 49.7%, was cash and receivables.  Total current liabilities for the same period totaled $9,026,360 of which $2,210,634 or 24.5% represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1 to 3.4 at March 31, 2008.

At March 31, 2008, we had a net working capital deficiency of approximately $6,362,166.  Our need for cash during the three months ended March 31, 2008 was primarily funded through cash on hand.

We are in technical default on certain financial covenants with Vineyard Bank as further discussed in Part II Item 3, “Default upon Senior Securities.” In the coming months, management believes it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

During 2006, we extended payment terms with certain vendors and borrowed funds from certain officers and directors.  In addition, certain officers elected to defer the payment of their salaries or convert their salaries to equity to conserve cash.  These deferred salaries have been accrued.  We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows.  Certain of these loans were converted to common stock during the year ended December 31, 2007.  While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts.  Furthermore, these officers are actively involved in our day-to-day operations and understand that if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

Off Balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet transactions.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, this Item is not applicable to us.

Item 4T - Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. In making the assessment of the effectiveness of our controls and procedures, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework, specifically as supplemented by the COSO publication, Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, our management concluded that our internal control over financial reporting were not effective as of March 31, 2008.  Based on this evaluation, our Chief Executive Officer / Acting Chief Financial Officer has concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii)

is accumulated and communicated to our management, including our Chief Executive Officer / Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our company have been detected.

Our management identified a control deficiency during 2007 that continued to exist in the first quarter of 2008 because we lacked sufficient staff to segregate accounting duties.  Based on our review of our accounting controls and procedures, we believe the control deficiency in 2007 resulted primarily because we have one person performing all accounting-related on-site duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes.

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the quarter ended March 31, 2008, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the first quarter of 2008.  These reviews and procedures were undertaken in order to confirm that our financial statements for the quarter ended March 31, 2008 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, Inc., filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek is seeking $4,000,000 plus punitive damages and costs.  We believe this case is without merit and plan to defend it vigorously.  We believe this suit will not have a material adverse effect on our results of operations, cash flows or financial condition.

To our knowledge, as of March 31, 2008, there was no other threatened or pending litigation against our company or our officers or directors in their capacity as such.

Item 1A – Risk Factors

Please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We believe there were no new risk factors related to our business in the first quarter of 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2008, we borrowed $150,000 from Ira Gaines, evidenced by a promissory note due February 1, 2009, with interest at 20% per annum. We also issued warrants to Mr. Gaines to purchase 25,000 shares of common stock at an exercise price of $0.80 per share which expire February 1, 2011.

On February 4, 2008, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.80 which expire five years from the date of grant to O. Lee Tawes, a related party, in consideration for the extension of a payment date on a Note payable by us.

On February 19, 2008, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.79 which expire five years from the date of grant to O. Lee Tawes, a related party, in consideration for the extension of a payment date on a Note payable by us.

On February 19, 2008, we granted warrants to purchase 50,000 shares of our common stock at an exercise price of $0.79 which expire five years from the date of grant to John Talty in consideration for the extension of a payment date on a Note payable by us.

On April 4, 2008, we commenced a private placement of Units, referred to as the 2008 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of our common stock at a price per share of $0.80 which expire April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by us of a debt or equity financing in which we receive at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We paid Northeast Securities, Inc., the placement agent for the sales of Units in the 2008 Bridge Financing, a fee of 7% of the gross proceeds received by us.  We intend to use the net proceeds of this private placement for working capital purposes. As of May 12, 2008 the following units have been sold to qualified investors:

Date	Name	Number of units
April 8, 2008	O. Lee Tawes*	2.5
April 10 to May 9 2008	Accredited Investors	10.5

*related party

We had a contractual obligation to issue 20,000 shares of common stock to Mr. Thomas Pinkowski, a related party, on January 1, 2008.  However, due to administrative delay, we did not actually issue the shares until May 13, 2008.

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

Item 3 - Defaults Upon Senior Securities

We are in technical default on certain financial covenants with Vineyard Bank as of March 31, 2008 where there is $3,889,000 outstanding of which $3,311,000 is now reflected as currently due.  $2,000,000 of this debt is guaranteed by a member of our board of directors.  In the coming months, management believes it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

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

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended March 31, 2008.

Item 5 - Other Information

None.

Item 6 - Exhibits

3.1

Articles of Incorporation, as amended (included as Exhibit 3.1 to the Form 10-KSB filed March 6, 1997, and incorporated herein by reference).

3.2

By-Laws, dated February 14, 1988 (included as Exhibit 3 to the Form S-1 filed January 27, 1987, and incorporated herein by reference).

3.3

Amendment to Articles of Incorporation, dated December 6, 2007, and effective on December 18, 2007 (included as Exhibit 3.1 to the Form 8-K filed December 26, 2007, and incorporated herein by reference).

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

10.3

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

10.5

10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and O. Lee Tawes, III, on the other side, dated March 30, 2007 (included as Exhibit 4.iv to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.6

10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and John Talty on the other side, dated March 30, 2007 (included as Exhibit 4.iv to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

10.9

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

10.15

Manufacturing Agreement between the Company and NHK Laboratories, Inc., dated March 30, 2007 (included as Exhibit 10.5 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.16

Manufacturing Agreement between the Company and Ultimate Formulations, Inc. d/b/a Best Formulations, dated March 30, 2007 (included as Exhibit 10.6 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.17

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

10.20

Business Loan Agreement between the Company and Nutritional Specialties, Inc., as borrowers, and Vineyard Bank, N.A., dated July 9, 2007 (included as Exhibit 10.11 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.21

Promissory Note between the Company and Nutritional Specialties, Inc., dated July 9, 2007, and issued to Vineyard Bank, N.A. (included as Exhibit 4.35 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.22

Operating Agreement between the Members and Layfield Energy, LLC, dated December 19, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 4, 2008, and incorporated herein by reference).

31.1

Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baywood International, Inc.

By:	/s/ Neil Reithinger
Neil Reithinger Chairman of the Board, Chief Executive Officer, Acting Chief Financial Officer, Principal Accounting Officer

Date:  May 16, 2008