Form 10-Q
period 2008-06-30
BAYWOOD INTERNATIONAL INC
filed 2008-08-19
CIK 806175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 12, 2008, there were 7,103,670 shares of Baywood International, Inc. common stock, $0.001 par value outstanding.

 BAYWOOD INTERNATIONAL, INC.

PART I – FINANCIAL  INFORMATION

BAYWOOD INTERNATIONAL, INC.

Consolidated Balance Sheets

Unaudited

	June 30,	December 31,
	2008	2007
CURRENT ASSETS
Cash & cash equivalents	$100,581	$692,049
Accounts Receivable, net of allowance for uncollectible	1,140,347	760,304
Inventory, net of allowance for obsolescence	1,274,068	1,368,412
Notes receivable	200,000
Prepaids	421,908	69,952
Total Current Assets	3,136,904	2,890,717
PROPERTY & EQUIPMENT
Computer & Equipment, net	105,526	65,382
Total Property & Equipment	105,526	65,382
OTHER ASSETS
Investment Non-consolidated Joint Venture, net of impairment	100	34,521
Deferred acquisition cost	60,903
Investment Marketable securities	150	150
Goodwill & Other intangible assets	9,424,492	9,471,922
Deferred Financing Costs	329,781	346,916
Total Other Assets	9,815,426	9,853,509

Total Assets	$13,057,856	$12,809,608
CURRENT LIABILITIES
Accounts Payable	$1,223,602	$1,081,790
Accrued liabilities related party	411,530	488,923
Accrued Liabilities	707,742	819,447
Interest Payable	100,397	119,259
Dividends payable	107,943	108,943
Short-term notes - Related party	1,232,691	404,774
Short-term notes - other	608,671	581,481
Notes Payable - current portion	5,063,523	4,044,074
Total Current Liabilities	9,456,099	7,648,691
OTHER LIABILTIES
Long-term debt - related party	-	822,917
Long-term debt - other	848,770	1,593,527
Total Other Liabilities	848,770	2,416,444
Total Liabilities	10,304,869	10,065,135
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, 10,000,000 shares authorized-
Class A - 35,000 shares outstanding	35	35
Class H - 23,558 shares outstanding	24	24
Class I - stated value of $10 per share 535,000 shares outstanding	535	540
Common Stock, $.001 par value, 500,000,000 shares authorized, 7,003,669 shares outstanding	7,004	6,580
Additional Paid-in Capital	19,815,985	18,910,811
Accumulated Other Comprehensive Loss	(37,350)	(37,350)
Accumulated deficit	(17,033,246)	(16,136,167)
Total Stockholders' Equity	2,752,987	2,744,473

Total Liabilities and Stockholders' Equity	$13,057,856	$12,809,608

See accompanying notes to the financial statements

BAYWOOD INTERNATIONAL, INC.

Consolidated Statements of Operations

Unaudited

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
SALES:
NET SALES	$3,399,422	$3,206,550	$6,673,232	$3,412,683

COST OF SALES:
COST OF SALES	1,874,814	1,699,178	3,630,924	1,777,999

GROSS PROFIT	1,524,608	1,507,372	3,042,308	1,634,684

OPERATING EXPENSES:
SHIPPING & HANDLING	344,991	277,675	652,985	300,281
MARKETING EXPENSES	567,796	440,134	1,071,059	489,164
GENERAL & ADMINISTRATIVE	669,341	460,274	1,139,081	611,297
OPTION & STOCK COMPENSATION EXPENSE	21,000	308,000	119,369	308,000
AMORTIZATION & DEPRECIATION	28,985	686	56,406	1,584

TOTAL OPERATING EXPENSES	1,632,113	1,486,769	3,038,900	1,710,326

OPERATING INCOME (LOSS)	(107,505)	20,603	3,408	(75,642)

OTHER INCOME (EXPENSE):
INTEREST INCOME	29	4,268	807	4,313
MISCELLANEOUS INCOME, Net	(6)	183,165	30,069	183,165
INTEREST EXPENSE	(178,027)	(226,549)	(347,051)	(347,108)
AMORTIZATION OF DEBT DISCOUNT & DEBT ACQUISITION COST	(170,645)	(751,674)	(265,880)	(762,924)
IMPAIRMENT CHARGE - JOINT VENTURE	(103,289)		(103,289)

TOTAL OTHER INCOME (EXPENSE)	(451,938)	(790,790)	(685,344)	(922,554)

NET INCOME (LOSS)	$(559,443)	$(770,187)	$(681,936)	$(998,196)

PREFERRED DIVIDENDS DECLARED	107,471	106,471	215,143	141,575

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(666,914)	$(876,658)	$(897,079)	$(1,139,771)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.10)	(0.15)	(0.14)	$(0.53)

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	6,721,256	5,946,645	6,618,791	2,133,364

See accompanying notes to the financial statements

BAYWOOD INTERNATIONAL, INC.

Consolidated Statement of Cash Flows

Unaudited

	For the six months ended June 30,
	2008	2007
Operating Activities:
Net (Loss)	$(681,936)	$(690,196)
Adjustments to reconcile net (loss) to cash used by operating activities
Depreciation & Amortization	322,285	825,622
Stock compensation expense	91,369
Impairment charge - Joint Venture	103,289
Stock issued for services	360,000
Changes in assets & Liabilities:
(Increase) decrease in-
Accounts receivable	(380,043)	213,073
Inventory	94,344	(94,016)
Prepaid expenses	(351,956)	23,591
Accounts payable & accrued Liabilities	(49,788)	(403,229)
Net cash (used) by Operating activities	(492,436)	(125,155)

Investing Activites:
Purchase of equipment	(49,119)
Notes receivable	(200,000)
Deferred business acquisition cost	(60,903)
Investment in Nutritional Specialties, Inc.		(7,235,016)
Investment in Joint Venture	(68,868)
Net cash (used) by investing activities	(378,890)	(7,235,016)

Financing Activities:
Proceeds from notes payable	999,000	4,572,419
Proceeds from sale of stock		4,908,557
Fees paid in connection with acquiring debt	(64,380)
Fees paid in connection with raising capital		(690,390)
Payment of dividends	(231,361)	(14,538)
Principal payments on notes payable & credit line	(423,401)	(277,761)
Net cash provided by finanicing activities	279,858	8,498,287

Change in cash & equivalents during the period	(591,468)	1,138,116

Cash & cash equivalents beginning	692,049	22,200
Cash & cash equivalents end	$100,581	$1,160,316

See accompanying notes to the financial statements

BAYWOOD INTERNATIONAL, INC.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Baywood International, Inc. (“Baywood” or the “Company”)  have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by United States generally accepted accounting principles for complete financial statements.

The financial statements for the quarter ended June 30, 2007 have been amended to reflect the period in which the option expense was incurred as reflected in Note 9. These amount were included in the December 31, 2007 annual report. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Baywood’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

NOTE 2 - GOING CONCERN

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the financial statements accompanying this Quarterly Report on Form 10-Q, the Company had negative net working capital of $6,319,195 at June 30, 2008.  The Company has not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed herein, the Company completed a business acquisition through a newly formed subsidiary on April 5, 2007, effective March 30, 2007.  The Company intends to integrate its newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations.  However, there is no assurance that profits from operations will generate sufficient cash flow to increase the Company’s net working capital.

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

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the six months ended June 30, 2008 and the year ended December 31 2007:

	June 30, 2008	December 31, 2007
Dividend yield	$0.79	$0.80
Volatility	241.1%	250-261%
Risk free interest rate	3.62%	4.7-4.8%
Expected term	10 years	3 to 10 years
Liquidity discount	0%	58.5%

Deferred acquisition cost –

The Company incurred certain professional fees associated with specific potential acquisition targets. These costs, should the acquisition occur, will be capitalized as part of the purchase price paid for the acquisition. Should the acquisition not occur the Company will expense these cost when that determination occurs.

Investment –

The Company holds an investment in Layfield Energy, Inc., which was created in December 2007 to create and distribute specialty beverages nationwide.  The Company committed to invest a maximum of $150,000 into Layfield Energy.

Since the inception of the Joint Venture, the Company has not exercised managerial control of the Joint Venture and therefore has treated the Joint Venture as a non-consolidating investment, using the equity method of accounting.. From December 2007 (inception) to June 30, 2008, the Joint Venture revenues were $126,908 and the loss has been $444,316.  As a result, the Company has taken an impairment charge of $103,289.

NOTE 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include mainly nutritional and dietary supplements.  The Company operates in only one reportable segment and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the six months ended June 30:

Net Sales	2008	2007
Nutritional and Dietary Supplements:
United States	$5,336,599	$2,716,328
Canada	615,758	365,440
Other International	720,875	330,915
Total	$6,673,232	$3,412,683

NOTE 5 - CREDIT RISK AND OTHER CONCENTRATIONS

As of June 30, 2008, approximately 16%, 14% and 14% of accounts receivable were due from three customers.  Sales to these customers totaled approximately $411,000, $562,000 and $259,000, respectively in the six month period ended June 30, 2008.

At June 30, 2008, approximately 25%, 25% and 9% of accounts payable were due to three vendors.  Purchases from these three vendors totaled approximately $1,249,000, $851,000 and $329,000, respectively.

A slowdown or loss of these customers or suppliers could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

NOTE 6 – SHORT-TERM NOTES PAYABLE

Short-term notes payable at June 30, 2008 and December 31, 2007 consisted of the following:

Description	2008	2007
Related party
Current portion of notes payable to officer and a director of the Company	$1,200,000	$364,583
Note payable to officers bearing interest at 12% per annum, unsecured and past due	32,691	40,191

Total short-term related party notes payable	$1,232,691	$404,774

Other
Bank credit line due in monthly installments of principal and interest based on outstanding balance at a rate of 1% over prime per annum until maturity, is secured by all business assets, maximum borrowing capacity of $500,000.	$476,243	$483,259
Bank credit line due on demand and is secured by certain officers of the Company, maximum borrowing capacity of $100,000	132,428	98,222

Net carrying amount of short-term notes payable other	$608,671	$581,481

The Bank credit line that exceeds the maximum borrowing capacity is funded by other cash available.

Interest costs in the six months ended June 30, 2008 and 2007 amounted to $612,931 and $1,110,032, respectively. The weighted average interest rate for all short-term borrowings amounts to 15.5% for 2008 and 17.8% for 2007.

NOTE 7 - LONG-TERM DEBT

Long-term debt at June 30, 2008 and December 31, 2007 consisted of the following:

Description	2008	2007
Related party
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures on March 31, 2009	$175,000	$262,500
Subordinated notes payable to a director, unsecured bearing interest at 12% per annum through the 2008 Bridge Financing (See detail of terms below)	125,000
Note payable bearing interest at 8%, held by an officer of the Company and convertible into common stock of the Company, unsecured and matures on March 31, 2009	50,000	75,000
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on February 28, 2009	500,000	500,000
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on February 28, 2009	350,000	350,000
Total long-term debt related parties	1,200,000	1,187,500
Less: current maturities	1,200,000	364,583
Long-term portion	$-	$822,917
Other
Note payable to a bank, bear interest at 9.25% per annum, has senior debt priority, secured by all business assets, guaranteed by a director of the Company and matures July 9, 2009	$2,000,000	$2,000,000
Notes payable bear interest at 12% per annum, are unsecured and mature June 2003 through January 2009	136,575	137,475
Subordinated notes payable unsecured bearing interest at 12% per annum as part of the 2008 Bridge Financing	705,000
Note payable unsecured notes bear interest at 20% per annum and due February 2009.	150,000
Note payable to a bank, bearing interest at 9.25% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010, Company is in default on certain financial covenants.	1,388,901	1,437,350
Note payable bearing interest at 10%, unsecured and matures on February 28, 2009	500,000	500,000
Notes payable bear interest at 8% per annum, unsecured and mature on March 31, 2009	175,000	262,500
Note payable bearing interest at 8% convertible into common stock of the Company, unsecured and matures on March 31, 2009	250,000	375,000
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013	949,003	997,274
Capitalized equipment lease	3,907	5,378
Note payable bearing interest at 30% per annum (interest due when Baywood achieved positive stockholders’ equity), unsecured due January 2009	90,000	90,000
Carrying value of Long-term notes payable	6,348,386	5,804,977
Less: Debt Discount	436,093	167,376
Total long-term debt other	5,912,293	5,637,601
Less: current maturities	5,063,523	4,044,074
Total long-term debt - other, net of current maturities	$848,770	$1,593,527

On April 4, 2008, the Company commenced a private placement of Units, referred to as the 2008 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price per share of $0.80 which expire April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company paid Northeast Securities, Inc., the placement agent for the sales of Units in the 2008 Bridge Financing, a fee of 7% of the gross proceeds received by the Company.  16.6 units have been sold to qualified investors for gross proceeds of $830,000.

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

The Company is in technical default on certain financial covenants with Vineyard Bank as of June 30, 2008, where there is $3,865,143 outstanding of which $3,284,198 is now reflected as currently due.  $2,000,000 of this debt is guaranteed by a member of the Company’s board of directors. In the coming months, management believes it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and the Company is unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on its business, prospects, financial condition and/or results of operations.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, a shareholder converted 5,000 Series I Preferred Shares into 62,500 Common shares. In addition, the Company issued 360,000 Common shares in payment of services to be rendered. Such shares were recorded at fair value on the grant date of $1.00 per share.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Options –

The Company granted 62,500 stock options during the six months ended June 30, 2008, and accordingly compensation cost has been recognized for the stock options granted to a director in the six months ended June 30, 2008 of $49,369. The Company granted stock options during the six months ended June 30, 2007, and accordingly, compensation cost has been recognized for the stock options granted to employees of $308,000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The summary of activity for the Company's stock options is presented below:

	2008	Weighted Average Exercise Price

Options outstanding at beginning of year	916,000	$1.52
Granted for the period	62,500	0.79
Exercised for the period	-	-
Terminated/Expired	(5,000)	(2.60)
Options outstanding at June 30, 2008	973,500	$1.47
Options exercisable at June 30, 2008	698,500	$1.44
Options available for grant at June 30, 2008	1,026,500

Price per share of options outstanding	$0.46-$3.80

Weighted average remaining contractual lives	1.2 years

Weighted Average fair value of options granted during the quarter	$50,000

The common stock options expire as follows:

2008	250
2009	126,250
2010	2,500
2011	4,500
2012 – 2017	840,000
973,500

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $507,000 as of June 30, 2008.

On July 1, 2008, under the terms of the 2008 Employee Stock Option Plan, the Company issued to certain employees 280,000 options to purchase common stock at $1.02 per share which vest ratably over a five year period and expire June 30, 2018.

Warrants

During the six months ended June 30, 2008, the Company issued 178,125 warrants to a related party at an exercise price of $0.75 to $0.80 per share.  The warrants were issued for changes in the terms of existing notes payable and the 2008 Bridge Financing. On July 14, 2008, the Company issued to a related party 312,500 warrants at an exercise price of $0.80 per share as part additional financing provided by the related party. The relative fair value of the warrants was recognized as additional debt discount.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the six months ended  June 30, 2008:

		Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2007	3,905,207	$0.65	2.70
Granted during the period	693,750	0.80	4.90
Exercised during period	0
Expired during the period	(31,000)	0.99
Warrants outstanding at June 30, 2008	4,567,957	$0.67	2.72

The common stock warrants expire as follows:

Year	Amount
2008	$209,635
2009	$6,000
2010	$250,000
2011	$153,572
2012	$3,280,000
2013	$668,750
$4,567,957

The exercise price of the warrants and the number of shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splitsand similar events. Further, in the event that the Company should issue shares of its common stock at an effective price per share less than the then effective exercise price of the warrants, the exercise price and the number of shares subject to such warrants shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of common stock and such lower effective price on a non-fully-diluted basis, subject to similar exceptions to those described for such adjustments above with respect to the Convertible Preferred Stock.  The warrants contain standard reorganization provisions.

Note 10- RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of June 30, 2008:

	Notes Payable		Accrued Salaries &	Accrued Dividend
Officer/Director	Amount	Accrued Interest	Bonus Amount	Amount
Neil Reithinger President & CEO	$181	-	$109,900	-
Thomas Pinkowski Vice-President	$225,000	4,502	$28,000
Karl H. Rullich Vice-President	$32,510	$4,701	$137,875	$78,481
O. Lee Tawes, III Director	$975,000	$48,071	-	-
	$1,232,691	$57,274	$275,775	$78,481

In February 2008, as part of the restructuring of two loans with Mr. Tawes, the Company granted Mr. Tawes warrants of 50,000 and 50,000 to purchase the Company’ stock at exercise prices of $0.79 and $0.80 per share, respectively, expiring in February 2013.

In April 2008, Mr. Tawes participated in a private placement of Units, referred to as the 2008 Bridge Financing, by acquiring 2.5 units.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price per share of $0.80, with an expire date of April 4, 2013.

In July 2008, Mr. Tawes provided additional financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 312,500 shares of the Company’s common stock at a price per share of $0.80, which will expire July 14, 2013.

In August 2008, the Company entered into a lease agreement with the brother of the President & CEO. The Board of Directors, except for Mr. Reithinger, reviewed several proposals for alternate facilities and determined that Mr. Reithinger’s brother’s facility was superior and the terms of the lease were better than could be obtained from an independent third party.

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable than those that could be obtained from non-affiliates.  Any such related party transaction must be reviewed by the Company’s independent Director.

Note 11 - SUBSEQUENT EVENT

In August 2008, the Company entered into a lease agreement for a new 3,219 square foot facility in Scottsdale, Arizona.  The lease commences on October 1, 2008 and has an initial term of 60 months.  The annual rent is $54,036.

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

To the Company’s knowledge, as of June 30, 2008, there was no other threatened or pending litigation against the Company or its officers or directors in their capacity as such.

Note 13 – SUPPLEMENTAL CASH FLOW DISCLOSURES

The following represent Baywood’s supplemental cash flow disclosures for the six month periods ended June 30, 2008 & 2007:

Supplemental disclosures:
Cash paid during the year for:
Interest	$362,769	$143,496
NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired from Nutritional Specialties, Inc. net of cash	$-	$136,593
Accrued preferred stock dividends	$215,143	$117,144
Common stock issued in connection with acquisition	$-	$1,100,000
Debt conversion to common stock	$-	$585,969
Conversion of preferred to common stock	$62,500	$538,152
Value of warrants issued in connection with debt	$453,082	$867,890
Common stock issued in lieu of dividends	$932	$9,647
Debt issued in connection with acquisition	$-	$1,300,000
Exchange of accounts payable for common stock	$-	$65,000
Value of warrants issued in connection with raising capital and debt	$-	$1,088,693
Decrease in market value of investment available-for-sale	$-	$29,850

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

The preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  Our actual results reported in the future may differ from those estimates and revisions of these estimates may become necessary in the future.

Executive Overview

We develop and market nutraceutical products under the LifeTime® and Baywood brands.  The products include single ingredient items as well as multi-ingredient formulas.  Many of our formulas utilize scientifically-supported ingredients that target specific health conditions.  Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines we develop.  We believe our potential for growth is based on the continued development of niche products that can be marketed and sold to our existing and new retail channels in North America and through existing and newly designated distributors internationally.  Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers.  We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically-supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing customers and attract new customers.  Our sales force provides timely feedback from the retail channels on ever-changing consumer demands.

Products

Our products currently consist of five nutraceutical brand lines, Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme®, Baywood EVOLUTION™ and LifeTime®.  As of June 30, 2008, we had 370 distinct products including varying strengths and sizes of certain items.

The Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme® and Baywood EVOLUTION™ brands consist of 24 products covering a range of categories and functions.

The LifeTime® and Baywood® brands consist of a wide range of products covering substantially all categories of nutraceutical products.  The categories include:

Category	Number of items
A Vitamins	9
B Vitamins	19
C Vitamins	16
E Vitamins / Essential Oils	24
Multiples	23
Minerals	43
Acidophilus and Digestive Aids	22
Protein and Yeast	11
Green Food Supplements	10
Special Nutritional Products	91
Sports Nutrition	14
Amino Acids	10
Aloe Vera	7
Diet Supplements	9
Herbals	8
Kids Supplements	4
Special Brands	32
Collagen Beauty Products	6
Natural Sources (Homeopathics and fruit concentrates	12

We intend to develop other new products within these lines.  We may also develop products outside of these lines that need their own separate identity.  We can provide no assurance as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

Results of Operations for the Six Month Period Ended June 30, 2008 and 2007

Net sales for the quarter ended June 30, 2008 were $3,399,422 compared to $3,206,550 for the same period last year, an increase of $192,872, or 6.0%.  The increase in net sales from the prior quarter is primarily due to the introduction of new products in our LifeTime® brand.  Net sales for the six months ended June 30, 2008 were $6,673,232 compared to $3,412,683 for the same period last year, an increase of $3,260,549, or 95.5%.  The increase in net sales for the six month period is primarily due to the acquisition of Nutritional Specialties.  Subsequent to the acquisition of Nutritional Specialties and during the period ended June 30, 2008, we continued to sell the products under our Baywood brand to existing customers, but also added certain items from the Baywood line under the LifeTime® label.  Furthermore, management focused its efforts on growth including adding new products to the LifeTime® brand that management believes has a higher potential for growth based on its greater penetration and brand recognition.  As a result, management expects the LifeTime® brand to remain our primary focal point for new product introductions, marketing initiatives and sales incentives in our health food channels.  Our gross profit margin for the three and six month period ended June 30, 2008 was 44.8% and 45.6% respectively compared to 47.0% and 47.9% for the same period last year.  The overall decrease of approximately 2% points in gross profit margin in the second quarter and six month periods is primarily due to the mix of sales during those periods of products from Nutritional Specialties which have a greater number of products with varying ranges of gross profit margin.  While many of Nutritional Specialties’ products have gross margins that exceed our overall gross margin, the aggregate total of the lower margin products generally offsets those of higher margin products.  Furthermore, 20% of our sales were in Canadian and international markets, and products sold internationally typically have lower gross margins, which offsets the overall impact of sales from any higher margin products on a total basis.  Historically, our gross margins may be effected positively or negatively due to the impact of sales volumes in the United States, Canada or other international markets.  In general, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time to time to introduce new products to our retail customers and distributors in the United States and Canada to gain initial and further distribution.  Any fluctuations in gross margins that may occur in the United States are not, in management’s belief, indicative of our products viability or appeal in the marketplace.  Instead, these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Operating expenses for the second quarter and six month period ended June 30, 2008 were $1,632,113 and $3,038,900, respectively, compared to $1,486,769 and $1,710,326 for the same periods last year, an increase of $145,344 and $1,328,574, or 9.8% and 43.7% for the three and  six month periods.  This increase in operating expense for the six month period is primarily due to the consolidation of expenses from Nutritional Specialties as well as certain additional, non-cash costs associated with option expenses and amortization of intangibles totaling approximately $110,000 and $236,000 for the three and six month periods.  Non-cash costs offset the decrease in total costs caused by the consolidation of Nutritional Specialties.  As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly.  We may promote our products through print in trade and consumer publications, public relations appearances, radio, television, product demonstrations and other advertising mediums as sales increase.

Debt financing cost for the three and six month period ended June 30, 2008 was $348,672 and $612,931 compared to $978,223 and $1,110,032 for the same period last year.  Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties, as well as from our outstanding bank line of credit.

There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

 Net loss for the three and six month period ended June 30, 2008 was $559,443 or $0.10 per share and $681,936 or $0.14 per share, respectively, compared to a net loss of $770,187 or $0.15 and $998,196 or $0.53 per share, for the same periods last year.

Liquidity and Capital Resources

As of June 30, 2008, we had $3,136,904 in current assets of which $1,240,928, or 39.6%, was cash and receivables.  Total current liabilities for the same period totaled $9,456,099 of which $2,207,119, or 23.3%, represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1 to 2.1 at June 30, 2008.

At June 30, 2008, we had a net working capital deficiency of approximately $6,319,195.  Our need for cash during the six months ended June 30, 2008 was primarily funded through issuance of debt.

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

Off Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of June 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified a control deficiency during 2007 that continued to exist in the six months ended June 30, 2008 because we lacked sufficient staff to segregate accounting duties.  Based on our review of our accounting controls and procedures, we believe the control deficiency in 2007 resulted primarily because we have one person performing all accounting-related on-site duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. Management believes this is a “material weakness”.

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the six months ended June 30, 2008, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the six months ended June 30, 2008.  These reviews and procedures were undertaken in order to confirm that our financial statements for the six months ended June 30, 2008 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During 2009, we intend to undertake actions to remediate the material weakness identified, including hiring additional staff to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We believe that the step outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2008 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented  in 2009; to assess whether they will be operating effectively.

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

To our knowledge, as of June 30, 2008, there was no other threatened or pending litigation against our Company or our officers or directors in their capacity as such.

Item 1A – Risk Factors

Please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We believe there were no new risk factors related to our business in the first quarter of 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2008, we commenced a private placement of Units, referred to as the 2008 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of our common stock at a price per share of $0.80 which expire April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by us of a debt or equity financing in which we receive at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We paid Northeast Securities, Inc., the placement agent for the sales of Units in the 2008 Bridge Financing, a fee of 7% of the gross proceeds received by us.  We intend to use the net proceeds of this private placement for working capital purposes. As of June 30, 2008 the following units have been sold to qualified investors:

Date	Name	Number of units
April 8, 2008	O. Lee Tawes*	2.5
April 10 to June 11 2008	Accredited Investors	14.1

*related party

On July 14, 2008, Mr. O. Lee Tawes provided us with additional financing in the form of a promissory note in the amount of $200,000 consisting of (i) a 12% Subordinated Note and (ii) Warrants to purchase 312,500 shares of the Company’s common stock at a price per share of $0.80 which will expire July 14, 2013.

With respect to the issuance of our securities described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were issued to an accredited investor. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

Item 3 - Defaults Upon Senior Securities

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

The Bank Financing and the Refinancing are also secured by a first priority security interest in substantially all of our assets and the assets of Nutritional Specialties.  As a result of this security interest, as well as the financial and restrictive covenants described above, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.   In addition, a significant decrease in our operating results could adversely affect our ability to maintain required financial covenants under the Bank Financing and Refinancing agreements.  If financial covenants are not maintained, our creditors will have the option to require immediate repayment of all outstanding debt under such agreements.  In such event, we may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms.  If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.  We are in technical default on certain financial covenants with Vineyard Bank, as of June 30, 2008, where there is $3,865,143 outstanding of which $3,284,198 is now reflected as currently due.  $2,000,000 of this debt is guaranteed by a member of our board of directors.  In the coming months, management believes it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

During 2006, we had extended payment terms with certain vendors and have borrowed funds from certain officers and directors.  In addition, certain officers elected to defer the payment of their salaries or convert their salaries to equity to conserve cash.  These deferred salaries have been accrued.  We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows.  Certain of these loans were converted to common stock during the year ended December 31, 2007.  While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts.  Furthermore, these officers are actively involved in our day-to-day operations and understand that if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended June 30, 2008.

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

4.2

 Certificates of Designation for Class A, Class B and Class C Preferred Shares (included as Exhibit 4.3 to the Form 10-QSB filed August 11, 1997, and incorporated herein by reference).

4.3

Certificates of Designation for Class D Redeemable Convertible Preferred Stock (included as Exhibit 4.4 to the Form 10-QSB dated May 17, 1999, and incorporated herein by reference).

4.4

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

4.6

Certificate of Designation of Series I 8% Cumulative Convertible Preferred Stock, dated March 30, 2007 (included as Exhibit 4.X to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

4.7

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

4.11

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

4.15

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

4.20

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

4.24

Baywood International, Inc. 2008 Stock Option and Incentive Plan, dated May 14, 2008 (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed June 27, 2008, and incorporated herein by reference).

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

10.23

Real Estate Lease between Baywood International Inc. and Glenn Reithinger dated October 1, 2008

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

Date:  August 19, 2008