Form 10-Q
period 2008-09-30
BAYWOOD INTERNATIONAL INC
filed 2008-11-19
CIK 806175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

BAYWOOD INTERNATIONAL, INC.

 (Exact name of registrant as specified in its charter)

———————

Nevada	000-22024	77-0125664
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

9380 E. Bahia Drive Suite A201, Scottsdale, Arizona  85260

 (Address of Principal Executive Offices) (Zip Code)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 14, 2008, there were 8,324,056 shares of Baywood International, Inc. common stock, $0.001 par value, outstanding.

BAYWOOD INTERNATIONAL, INC.

PART I – FINANCIAL  INFORMATION

Item 1 – Financial Statements

BAYWOOD INTERNATIONAL, INC.

Consolidated Balance Sheets

Unaudited

	September	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash & cash equivalents	$375,903	$692,049
Accounts Receivable, net of allowance for uncollectible $2,166 in 2007; $140,586 in 2008	1,334,327	760,304
Inventory, net	1,413,272	1,368,412
Prepaids	85,626	69,952
Total Current Assets	3,209,128	2,890,717
PROPERTY & EQUIPMENT
Computer & Equipment, net	141,128	65,382
OTHER ASSETS
Goodwill & Other intangible assets	13,901,827	9,471,922
Deferred Financing Costs, net	538,426	346,916
Other	250	34,671
Total Other Assets	14,440,503	9,853,509
Total Assets	$17,790,759	$12,809,608
CURRENT LIABILITIES
Accounts Payable	$1,686,608	$1,081,790
Accrued liabilities related party	185,809	488,923
Accrued Liabilities	1,046,899	819,447
Interest Payable	118,656	119,259
Dividends payable	112,471	108,943
Short-term notes - related party	1,568,691	404,774
Short-term notes - other	564,911	581,481
Notes Payable - current portion	5,799,986	4,044,074
Total Current Liabilities	11,084,031	7,648,691
OTHER LIABILITIES
Long-term debt - related party	1,900,000	822,917
Long-term debt - other	822,920	1,593,527
Total Other Liabilities	2,722,920	2,416,444
Total Liabilities	13,806,951	10,065,135
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, convertible 10,000,000 shares authorized-
Class A - 35,000 shares outstanding	35	35
Class H - 23,558 shares outstanding	24	24
Class I - shares outstanding 540,000 in 2007; 535,000 in 2008	535	540
Common Stock, $.001 par value, 500,000,000 shares authorized, September 30, 2008 8,324,056; December 31, 2007 6,579,647 shares outstanding	8,324	6,580
Additional Paid-in Capital	22,291,120	18,910,811
Accumulated Other Comprehensive Loss	(37,350)	(37,350)
Accumulated deficit	(18,278,880)	(16,136,167)
Total Stockholders' Equity	3,983,808	2,744,473
Total Liabilities and Stockholders' Equity	$17,790,759	$12,809,608

See accompanying notes to the financial statements.

BAYWOOD INTERNATIONAL, INC.

Consolidated Statements of Operations

Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
SALES:
NET SALES	$3,361,704	$3,214,465	$10,041,515	$6,627,148

COST OF SALES:
COST OF SALES	1,973,870	1,709,265	5,604,794	3,487,264

GROSS PROFIT	1,387,834	1,505,200	4,436,721	3,139,884

OPERATING EXPENSES:
SHIPPING & HANDLING	328,356	240,513	981,340	540,794
MARKETING EXPENSES	540,545	549,719	1,611,603	1,065,903
GENERAL & ADMINISTRATIVE	818,976	569,819	1,958,057	1,154,097
OPTION & STOCK COMPENSATION EXPENSE	300,637	10,000	420,006	318,000
DEPRECIATION & AMORTIZATION	28,968	1,403	85,374	2,987

TOTAL OPERATING EXPENSES	2,017,482	1,371,454	5,056,380	3,081,781

OPERATING INCOME (LOSS)	(629,648)	133,746	(619,659)	58,103

OTHER INCOME (EXPENSE):
INTEREST INCOME	213	––	1,020	3,745
MISCELLANEOUS INCOME (EXPENSE), Net	––	(8,553)	30,069	174,613
INTEREST EXPENSE	(207,892)	(199,624)	(554,942)	(546,164)
AMORTIZATION OF DEBT DISCOUNT & DEBT ACQUISITION COST	(307,418)	(138,213)	(573,298)	(901,137)
IMPAIRMENT CHARGE - JOINT VENTURE	––		(103,289)

TOTAL OTHER INCOME (EXPENSE)	(515,097)	(346,390)	(1,200,440)	(1,268,943)

INCOME (LOSS) BEFORE TAXES	(1,144,745)	(212,644)	(1,820,099)	(1,210,840)

PROVISION FOR INCOME TAXES

NET INCOME (LOSS)	$(1,144,745)	$(212,644)	$(1,820,099)	$(1,210,840)

PREFERRED DIVIDENDS DECLARED	107,471	108,471	322,613	250,046

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(1,252,216)	$(321,115)	$(2,142,712)	$(1,460,886)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.18)	(0.05)	(0.32)	$(0.35)

BASIC AND DILUTED WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING	6,792,324	6,579,806	6,698,025	4,148,502

See accompanying notes to the financial statements.

BAYWOOD INTERNATIONAL, INC.

Consolidated Statement of Cash Flows

Unaudited

	For the Nine months ended September 30,
	2008	2007
Operating Activities:
Net (Loss)	$(1,820,099)	$(1,210,840)
Adjustments to reconcile net (loss) to cash used in operating activities
Depreciation & Amortization	658,672	965,238
Stock compensation expense	420,006	318,000
Impairment charge - Joint Venture	103,289
Changes in assets & Liabilities:
(Increase) decrease in-
Accounts receivable	(375,885)	(32,213)
Inventory	416,738	(111,304)
Prepaid expenses	121,226	30,495
Accounts payable & accrued Liabilities	(490,682)	(50,218)
Net cash (used) in Operating activities	(966,735)	(90,842)
Investing Activites:
Purchase of equipment	(55,656)	(3,867)
Purchase of net assets of Nutritional Specialties, Inc., net of cash acquired	––	(7,267,006)
Purchase of net assets of Skae Beverage International LLC., net of cash acquired	(755,941)	––
Investment in Joint Venture	(68,868)	––
Net cash (used) by investing activities	(880,465)	(7,270,873)
Financing Activities:
Proceeds from notes payable	2,834,000	6,572,419
Proceeds from sale of stock		5,022,306
Fees paid in connection with acquiring debt	(236,691)
Fees paid in connection with raising capital		(756,824)
Payment of dividends	(338,832)	(130,957)
Proceeds for line of credit, net	(16,569)	207,128
Principal payments on notes payable	(710,854)	(2,510,747)
Net cash provided by finanicing activities	1,531,054	8,403,325
Change in cash & equivalents during the period	(316,146)	1,041,610
Cash & cash equivalents beginning of period	692,049	22,200
Cash & cash equivalents end of period	$375,903	$1,063,810
Supplemental disclosures:
Cash paid during the year for:
Interest	$517,091	$383,183
NONCASH INVESTING AND FINANCING ACTIVITIES:
Net assets acquired from Nutritional Specialties, Inc. net of cash		136,593
Net Liabilities acquired from Skae Beverage International LLC	280,167
Accrued preferred stock dividends	322,613	117,144
Common stock issued in connection with acquisition	1,300,000	1,100,000
Debt conversion to common stock		585,969
Conversion of preferred to common stock	62,500	538,152
Value of warrants issued in connection with debt	1,524,958	867,890
Common stock issued in lieu of dividends	1,864	9,647
Debt issued in connection with acquisition	2,100,000	1,300,000
Exchange of accounts payable for common stock		65,000
Exchange of common stock issued for services	135,000
Value of warrants issued in connection with raising capital and debt		1,088,693
Decrease in market value of investment available-for-sale		29,850
Increase in long-term accounts payable		120,000

See accompanying notes to the financial statements

BAYWOOD INTERNATIONAL, INC.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Baywood International, Inc. (“Baywood” or the “Company”) as of and for the three and nine month periods ended September 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements for the quarter ended September 30, 2007 have been restated to reflect compensation expense for stock options that vested during that period.  Stock options are further discussed in Note 9. These amounts were included in the December 31, 2007 audited consolidated financial statement, but not in the condensed consolidated financial statements included in the Company’s Form 10-Q for the period ended September 30, 2007.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Baywood’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, the Company had negative net working capital of approximately $7,875,000 at September 30, 2008.  The Company has not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed herein, the Company completed a business acquisition through a newly formed subsidiary on April 5, 2007 (effective March 30, 2007) and the Company completed a second business acquisition through a newly formed subsidiary on September 9, 2008.  The Company intends to integrate its newly acquired subsidiaries over the next several months and generate positive cash flow from profitable operations.    However, there is no assurance that profits from operations will generate sufficient cash flow to increase the Company’s net working capital.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	September 30, 2008	December 31, 2007
Dividend yield	$0.73-$1.02	$0.80
Volatility	238-244%	250-261%
Risk free interest rate	2.91-3.62%	4.7-4.8%
Expected term	5 to 10 years	3 to 10 years
Liquidity discount	0%	58.5%

Inventory –

Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. The Company does not process raw materials but rather has third-party suppliers formulate, encapsulate and package finished goods.

	September 30, 2008	December 31, 2007
Raw material	$264,094	$181,293
Finished Goods	1,149,178	1,187,119
	$1,413,272	$1,368,412

Long life assets and intangibles

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over five to seven years.

Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of certain net assets from Nutritional Specialties, Inc. and the September 9, 2008 acquisition of Skae Beverage International LLC.  The Nutritional Specialties intangible assets consist of Brand Value and Customer list valued at $626,000, these Brand value and Customer list are being amortized over a 5-10 year period. Amortization expense for the nine month period ended September 30, 2008 was $71,145.

In the fourth quarter the Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Investment –

The Company holds an investment in Layfield Energy, Inc., (LEI) a joint venture that was initiated in December 2007 to create and distribute specialty beverages nationwide.  The Company committed to invest a maximum of $150,000 into LEI.

The Company has not exercised managerial control of the investment and therefore has treated the investment, its 43% ownership of the LEI,as a non-consolidated joint venture, using the equity method of accounting. From December 2007 (inception) to September 30, 2008, the investment revenues were $202,887 and the loss has been $470,063.  LEI is currently being funded by the majority shareholder.  As a result of the above operations, the Company has taken an impairment charge of $103,289 as of June 14, 2008.  This represents the Company’s full investment in the joint venture.  The Company is not required to and does not intend to fund future losses of the joint venture.

NOTE 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include mainly nutritional  dietary supplements and ready to drink beverages.  The Company operates in only one reportable segment and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the nine months ended September 30:

Net Sales	2008	2007
Nutritional and Dietary Supplements:
United States	$8,167,162	$4,948,898
Canada	871,920	714,398
Other International	1,002,433	963,852
Total	$10,041,515	$6,627,148

NOTE 5 - CREDIT RISK AND OTHER CONCENTRATIONS

As of September 30, 2008, approximately 15%  and 8% of accounts receivable were due from two customers.  Sales to these customers totaled approximately $585,310, and $259,023, respectively, for the nine month period ended September 30, 2008.

As of September 30, 2007, approximately 14% and 11% of accounts receivable were due from two customers.  Sales to these customers totaled approximately $185,000 and $388,000, respectively for the nine months ended.

At September 30, 2008, approximately 30% and 22% of accounts payable were due to two vendors.  Purchases from these vendors totaled approximately $1,695,440 and $1,239,345, respectively, for the nine month period ended September 30, 2008.

At September 30, 2007, approximately 29%, 21% and 10% of accounts payable were due to three vendors.  For the nine months ended September 30, 2007 purchases from these three vendors totaled approximately $1,922,000, $1,072,000 and $125,000, respectively.

A slowdown or loss of these customers or suppliers could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

NOTE 6 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at September 30, 2008 and December 31, 2007 consisted of the following:

Description	2008	2007
Related party
Current portion of notes payable to officer and a director of the Company	$1,543,750	$364,583
Note payable to officers bearing interest at 12% per annum, unsecured and past due	24,941	40,191
Total short-term related party notes payable	$1,568,691	$404,774

Other
Current portion of notes payable	$5,799,986	$4,044,074
Bank credit line due in monthly installments of principal and interest based on outstanding balance at a rate of 1% over prime per annum (6% at September 30, 2008) until maturity, is secured by all business assets, maximum borrowing capacity of $500,000.	496,242	$483,259
Bank credit line due on demand and is guarrented by certain officers of the Company, maximum borrowing capacity of $3,000	2,330	98,222

Net carrying amount of short-term notes payable other	$6,298,558	$4,625,555

Interest costs in the three months ended September 30, 2008 and 2007 were $515,310 and $337,837 and for the nine months ended September 30, 2008 and 2007 amounted to$1,128,240 and $1,447,301, respectively. The weighted average interest rate for all short-term borrowings amounts to 12.7% for 2008 and 17.8% for 2007.

NOTE 7 - LONG-TERM DEBT

Long-term debt at September 30, 2008 and December 31, 2007 consisted of the following:

Description	2008	2007
Related party
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures on March 31, 2009	$131,250	$262,500
Subordinated notes payable to a director, unsecured bearing interest at 12% per annum through the April 2008 Bridge Financing (See detail of terms below)	125,000
Note payable bearing interest at 8%, held by an officer of the Company and convertible into common stock of the Company, unsecured and matures on March 31, 2009	37,500	75,000
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on February 28, 2009	500,000	500,000
Note payable to a director of the Company, bearing interest at 10%, unsecured and matures on January 2, 2009	350,000	350,000
Note payable to a director of the Company, bearing interest at 12%, unsecured and matures on July 14, 2009	200,000
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures on various dates to September 2013	1,000,000
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures September 2013	100,000
Notes payable to the family trusts of an officer of the Company, bearing interest at 8% per annum, unsecured and matures on various dates to September 2013	1,000,000
Total long-term debt related parties	3,443,750	1,187,500
Less: current maturities	1,543,750	364,583
Long-term portion	$1,900,000	$822,917
Other
Note payable to a bank, bear interest at 7% per annum, has senior debt priority, secured by all business assets, guaranteed by a director of the Company and matures July 9, 2009	$1,966,667	$2,000,000
Notes payable bearing interest at 12% per annum, are unsecured and mature September 2003 through January 2009	130,325	137,475
Subordinated notes payable unsecured bearing interest at 12% per annum as part of the 2008 Bridge Financing	2,340,000
Note payable unsecured notes bear interest at 20% per annum and due February 2009.	150,000
Note payable to a bank, bearing interest at 7% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010, Company is in default on certain financial covenants.	1,363,952	1,437,350
Note payable bearing interest at 10%, unsecured and matures on February 28, 2009	500,000	500,000
Notes payable bearing interest at 8% per annum, unsecured and mature on March 31, 2009	131,250	262,500
Note payable bearing interest at 8% convertible into common stock of the Company, unsecured and matures on March 31, 2009	187,500	375,000
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013	924,411	997,274
Capitalized equipment lease	3,017	5,378
Note payable bearing interest at 30% per annum (interest due when Baywood achieved positive stockholders’ equity), unsecured due January 2009	90,000	90,000
Carrying value of Long-term notes payable	7,787,122	5,804,977
Less: Debt Discount	1,164,216	167,376
Total long-term debt other	6,622,906	5,637,601
Less: current maturities	5,799,986	4,044,074
Total long-term debt - other, net of current maturities	$822,920	$1,593,527

On April 4, 2008, the Company commenced a private placement of Units, referred to as the April 2008 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price per share of $0.80 which expire April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company paid

Northeast Securities, Inc., the placement agent for the sales of Units in the 2008 Bridge Financing, a fee of 7% of the gross proceeds, and is accounted for as Debt Discount noted in the above table, received by the Company.  16.6 Units have been sold to qualified investors for gross proceeds of $830,000.

On September 5, 2008, the Company commenced a private placement of Units, referred to as the September 2008 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 117,647 shares of the Company’s common stock at a price per share of $0.85 which expire September 5, 2013.  The 12% Subordinated Notes mature on the earlier of (i) September 4, 2009, and (ii) the consummation by the Company of a debt or equity financing or series of debt or equity financings in which the Company receives at least $4,000,000 in gross proceeds, referred to as a Qualified Placement. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company paid Northeast Securities, Inc., the placement agent for the sales of Units in the September 2008 Bridge Financing, a fee of 9% of the gross proceeds ,and is accounted for as Debt Discount noted in the above table, received by the Company and warrants to purchase 153,884 shares of the Company’s common stock at a price per share of $0.85 which expire September 5, 2013.  16.35 Units were sold to qualified investors for gross proceeds of $1,635,000.

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

The Bank Financing and the Refinancing are also secured by a first priority security interest in substantially all of the Company’s assets and the assets of Nutritional Specialties, the Company’s wholly owned subsidiary.  As a result of this security interest, as well as the financial and restrictive covenants described above, the Company’s ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be beneficial to the Company.

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

The Company is in technical default on certain financial covenants with Vineyard Bank as of September 30, 2008, where there is $3,826,861 outstanding all of which is now reflected as currently due.  A member of the Company’s board of directors has guaranteed $2,000,000 of this debt. In the coming months, management believes it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  However, there can be no assurances that the Company will be able to complete any of these processes.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and the Company is unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on its business, prospects, financial condition and/or results of operations.

NOTE 8 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, a shareholder converted 5,000 Series I Preferred Shares into 62,500 common shares. In addition, the Company issued 135,000 common shares in payment of services rendered. Such shares were recorded at fair value on the grant date of $1.00 per share. On September 9, 2008, the Company completed the acquisition of certain assets of Skae Beverage International, LLC, and as part of that acquisition the Company granted to Skae Beverage International, LLC, 1,444,444 common shares at an agreed value of $1,300,000.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Options –

The Company granted 1,502,000 stock options to directors and employees during the nine months ended September 30, 2008.  Compensation cost recognized during the nine months ended September 30, 2008 related to stock based awards was $400,381. The Company granted stock options to employees during the nine months ended September 30, 2007.  Compensation cost recognized during  the nine months ended September 30, 2008 related to stock based awards was  $318,000. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The summary of activity for the Company's stock options is presented below:

	2008	Weighted Average Exercise Price
Options outstanding at beginning of year	916,000	$1.13
Granted for the period	1,502,000	0.86
Exercised for the period	––	––
Terminated/Expired	(17,250)	(1.34)
Options outstanding at September 30, 2008	2,400,750	$1.11
Options exercisable at September 30, 2008	710,750	$1.44
Options available for grant at September 30, 2008	3,084,000

Exercise price per share of options outstanding	$0.46-$3.80

Weighted average remaining contractual lives	8.3 years

Sum of fair value of options granted during the quarter	$811,000

The common stock options expire as follows:

2008	––
2009	126,250
2010	2,500
2011	4,500
2012 – 2018	2,267,500
2,400,750

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $802,000 as of September 30, 2008.

On July 1, 2008, under the terms of the Company’s 2008 Stock Option and Incentive Plan, the Company issued to certain employees 280,000 options to purchase common stock at $1.02 per share which vest ratably over a five year period and expire June 30, 2018. On September 9, 2008, under the terms of the 2008 Stock Option and Incentive Plan and consistent with the employment contract of Eric Skae, the Company issued to him 250,000 options to purchase common stock at $0.90 per share which 50,000 shares vest immediately and the remainder ratably over a four year period.  The Options will expire as to each vested portion if not exercised within five (5) years after the date of vesting.  On September 28, 2008, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to Neil Reithinger 300,000 options to purchase common stock at $0.80 per share which vest immediately and expire September 28, 2018 and 300,000 options to purchase common stock at $0.80 per share which vest upon the Company completing a $5,000,000 equity financing.  Such equity financing shall include the total of any one financing or the aggregate of one or more financings such that the total equals or exceeds $5,000,000. On September 28 2008, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to certain employees 309,500 options to purchase common stock at $0.80 per share which vest ratably over a five year period and expire September 28, 2018.

Warrants

During the nine months ended September 30, 2008, the Company issued 178,125 warrants to a related party at exercise prices ranging from $0.79 to $0.80 per share.  The warrants were issued for changes in the terms of existing notes payable and the April 2008 Bridge Financing. On July 14, 2008, the Company issued to a related party 312,500 warrants at an exercise price of $0.80 per share as part of additional financing provided by the related party. On September 5, 2008, the Company issued to a related party 150,000 warrants at an exercise price of $0.85 per share for the granting of a put option on the September 2008 Bridge Financing. On September 5, 2008, the Company issued to a related party 25,884 warrants at an exercise price of $0.85 per share as part of placement fees paid to Northeast Securities September 2008 Bridge Financing. The relative fair value of the warrants is approximately $330,000 and was recognized as additional debt discount and will be amortized using the effective interest method over approximately one year period.

In February 2008, the Company issued 75,000 warrants at exercise prices ranging from $0.75 to $0.79 per share, the warrants were issued for changes in the terms of existing notes payable. In conjunction with the April 2008 Bridge Financing the Company issued 440,625 warrants at an exercise price of $0.80 per share. In conjunction with the September 2008 Bridge Financing the Company issued 1,923,530 warrants at an exercise price of $0.85 per share. On September 5, 2008, the Company issued 128,000 warrants at an exercise price of $0.85 per share as part of placement fee paid to Northeast Securities September 2008 Bridge Financing. The relative fair value of the warrants is approximately $1,083,000 and was recognized as additional debt discount and will be amortized using the effective interest method over approximately one year.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the nine months ended  September 30, 2008:

		Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2007	3,905,207	$0.65	3.6
Granted during the period	3,233,664	0.83	4.6
Exercised during period	––
Expired during the period	(31,000)	0.99
Warrants outstanding at September 30, 2008	7,107,871	$0.73	3.2

The common stock warrants expire as follows:

Year	Amount
2008	$209,635
2009	$6,000
2010	$250,000
2011	$153,572
2012	$3,280,000
2013	$3,208,664
$7,107,871

The exercise price of the warrants and the number of shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits and similar events. Further, in the event that the Company should issue shares of its common stock at an effective price per share less than the then effective exercise price of the warrants, the exercise price and the number of shares subject to such warrants shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of common stock and such lower effective price on a non-fully-diluted basis, subject to similar exceptions to those described for such adjustments above with respect to the Series I Convertible Preferred Stock.  The warrants contain standard reorganization provisions.

Note 10 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of September 30, 2008:

	Notes Payable		Accrued	Accrued
Officer/Director	Amount	Accrued Interest	Salaries & Bonus Amount	Dividend Amount
Neil Reithinger President & CEO	$181	––	$109,900	––
Thomas Pinkowski Vice-President	$168,750	3,414		$
Karl H. Rullich Vice-President	$24,760	$5,562	$137,875	$78,481
Eric Skae Vice President	$2,100,000	$9,205
O. Lee Tawes, III Director	$1,175,000	$74,404	––	––
	$3,468,691	$92,585	$247,775	$78,481

In February 2008, as part of the restructuring of two loans with O. Lee Tawes, III, the Company granted Mr. Tawes a warrant to purchase 50,000 shares of the Company’ common stock at an exercise price of $0.79 per share and a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.80 per share, both warrants expiring in February 2013.

In April 2008, Mr. Tawes participated in a private placement of Units, referred to as the April 2008 Bridge Financing, by acquiring 2.5 Units. Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price per share of $0.80, with an expiration date of April 4, 2013.

In July 2008, Mr. Tawes provided additional financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 312,500 shares of the Company’s common stock at a price per share of $0.80, which will expire July 14, 2013.

In August 2008, the Company entered into a lease agreement with the brother of the Company’s President & CEO, Neil Reithinger. The Board of Directors, except for Mr. Reithinger, reviewed several proposals for alternate facilities and determined that Mr. Reithinger’s brother’s facility was superior and the terms of the lease were better than could be obtained from an independent third party. The lease is a five year lease with a two year option out, with monthly lease payments of $4,500.

On October 23, 2008, Eric Skae provided financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 150,000 shares of the Company’s common stock at a price per share of $0.85, which will expire July 14, 2013.

On November 4, 2008, Scott Ricketts, participated in a private placement, for $100,000.

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable than those that could be obtained from non-affiliates.  Any such related party transaction must be reviewed by the Company’s independent Director.

Note 11 - SUBSEQUENT EVENTS

As disclosed above, on October 23, 2008, Eric Skae provided financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 150,000 shares of the Company’s common stock at a price per share of $0.85, which will expire July 14, 2013.

As disclosed above on November 4, 2008, Scott Ricketts, participated in a private placement for $100,000.

Note 12 - CONTINGENCIES

The Company may from time to time be a party to lawsuits incidental to its business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, Inc., filed a claim in the Superior Court of California, County of Orange, against the Company’s wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek is seeking $7,300,000  plus punitive damages and costs.  The Company believes this case is without merit and plans to defend it vigorously.  The Company believes this suit will not have a material adverse effect on its results of operations, cash flows or financial condition.

To the Company’s knowledge, as of September 30, 2008, there was no other threatened or pending litigation against the Company or its officers or directors in their capacity as such.

Note 13 - ACQUISITION

On September 9, 2008, the Company, through a subsidiary, acquired certain assets and liabilities from Skae Beverage International LLC. These assets included current assets, fixed assets and intangible assets such as Trademarks, Brand Name,  customer list and Goodwill. In exchange for the foregoing, the Company agreed to pay an aggregate purchase price of $3,800,000 and assume certain liabilities of $1,041,064. The $3,800,000 purchase price is comprised of a series of 8% Subordinated Promissory Notes in the aggregate principal amount of $1,000,000, as well as a payment to Skae Beverage International LLC of $400,000 in cash, $1,100,000 in 8% Subordinated Promissory Notes and 1,444,444 shares of the Company’s Common stock valued at $1,300,000.

The following table sets forth the preliminary allocation of the acquisition cost, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets	$726,580
Equipment	34,320
Goodwill & Other Intangible assets	4,501,049
Total assets acquired	5,261,949

Current liabilities	1,041,064
Total liabilities assumed	1,041,064
Net assets acquired	$4,220,885

The Company is awaiting the final valuation report on its intangible assets.

The following table provides proforma results of operations for the three and nine months ended September 30, 2008 and 2007 as if Skae acquisition had been acquired as of the beginning of each period presented.  The proforma results assume that goodwill is the only intangible asset. However, proforma results do not include any anticipated cost savings or other effects of the planned integration.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

BAYWOOD INTERNATIONAL INC. AND SUBSIDIARIES

PROFORMA SUMMARY OPERATING STATEMENT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$3,810,178	$3,650,155	$11,682,632	$7,764,735

Net loss	$(1,438,870)	$(187,643)	$(2,516,927)	$(1,302,194)

Diluted net loss per share	$(0.19)	$(0.04)	$(0.41)	$(0.28)

NOTE 14 - LOSS PER SHARE

Convertible preferred stock, notes payable and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the periods ended September 30, 2008 and 2007 because the effect of their inclusion would be anti-dilutive.

Preferred stock convertible to 6,748,145 shares of common stock, warrants and options to purchase 9,508,621 shares of common stock were outstanding at September 30, 2008. Preferred stock convertible to 6,810,645 shares of common stock and warrants and options to purchase 4,571,207 shares of common stock were outstanding at September 30, 2007. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Financial Statements, including the related notes, appearing in our 2007 Annual Report on Form 10-K.

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

Executive Overview

We are a nutraceutical company with a full line of vitamins and nutritional products.  We develop and market our nutraceutical products under the LifeTime® and Baywood brands.  The products include single ingredient items as well as multi-ingredient formulas.  Many of our formulas utilize scientifically-supported ingredients that target specific health conditions.  Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines we develop.  We believe our potential for growth is based on the continued development of niche products that can be marketed and sold to our existing and new retail channels in North America and through existing and newly designated distributors internationally.  Retail channels include independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers.  We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically-supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing customers and attract new customers.  Our sales force provides timely feedback from the retail channels on ever-changing consumer demands.

As we experience demand for our liquid-based nutritional products, we believe that there are opportunities to expand our healthy line of products as well as our distribution channels in the liquid and beverage category.  Specifically, trends in the consumption of nutritionally enhanced beverages (functional beverages) demonstrate to us that, in our belief, this is an essential category to focus our growth and to capitalize on channels of distribution beyond our existing natural health food channels.  In furtherance of this strategy, effective September 9, 2008, together with our wholly-owned subsidiary Baywood New Leaf Acquisition, Inc., a Nevada corporation, we entered into an Asset Purchase Agreement with Skae Beverage International, LLC, a Delaware limited liability company, and Eric Skae, an individual.  Skae’s premiere brand is New Leaf Tea.  Pursuant to the Asset Purchase Agreement, we purchased substantially all of the rights and assets of Skae Beverage International’s business, including but not limited to its equipment, inventory, accounts receivable, cash and cash equivalents, intellectual property, records, goodwill, licenses, assumed contracts and the name “New Leaf” and any variant thereof.

Skae Beverage International, LLC (“Skae”) is a branding and marketing company focusing on the ready to drink beverage market.  The product comes in 9 organically-sweetened varieties and 2 diet varieties.  Flavors include blue, white and green teas.  The brand is established in the Northeast and has begun distribution in the Southeast, Midwest, Southwest and Rocky Mountains.  Skae sells its New Leaf Tea through independent distributors that are identified and supported by Skae’s internal sales staff.  Skae targets eye-level shelf space in supermarkets, convenience stores, health food stores and other small retail outlets.  Skae also targets, via its distributors, restaurants and other immediate consumption outlets.

We are expanding our business plan by way of the Skae Beverage acquisition around the following guidelines:

•

New Beverage Market Opportunities -- We believe that the acquisition of Skae Beverage/New Leaf Tea provides a significant growth opportunity in the overall $10 billion functional beverage markets.

•

Operational Synergies -- We believe we can achieve production and distribution efficiencies with the goal of enhancing profitability.

•

Product Opportunities -- We intend to use our expertise in nutritional formulation in these various distribution channels to develop a new line of ready-to-drink, or RTD, beverages based on Super Juices and other functional beverages. A Super Juice is a juice compromised of super fruits, a marketing term first used in the food and beverage industry in 2005, that refers to a fruit having exceptional nutrient richness and antioxidant quality with appealing taste.

•

Manage the nutraceutical business for growth in the natural health food channels through support for our most popular, profitable and new products.

We intend to use our expertise in nutritional formulation in these various distribution channels to develop a new line of RTD beverages based on Super Juices.  These products are considered part of a new category of beverages called New Age Beverages that we believe is gaining popularity with consumers.

We believe that the new RTD Super Juice beverages that we plan to develop can be sold into our existing Natural Health Food NHF channels and also to the independent grocery/restaurant “street” channel (i.e., bagel stores, delis, pizzerias, cafes, independent convenience stores, college book stores etc.) and food, drug and mass, or FDM, accounts including grocery stores, drug stores and club stores.

We believe we can effectively combine our nutraceutical beverage expertise and health food distribution channels with Skae’s RTD expertise in the street and FDM distribution channels to foster significant growth in RTD tea and a new and authentic RTD Super Juice Beverage targeted to Gen Y and their Baby Boomer parents.

The New Leaf line is already established in the Northeast and is emerging in the Southeast, Midwest and South Florida through over 50 distributors and approximately 5,000 accounts in the independent grocery/restaurant “street” channel.  Skae has made significant progress growing its sales and distribution network with New Leaf with sales of approximately $525,000 in 2006 to $1.5 million in 2007.

Products

LifeTime

Our products currently consist of five nutraceutical brand lines including LifeTime®, Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme® and Baywood EVOLUTION™.  As of September 30, 2008, we had 370 distinct products including varying strengths and sizes of certain items.

The Baywood SOLUTIONS®, Baywood PURECHOICE®, Complete La Femme® and Baywood EVOLUTION™ brands consist of 24 products covering a range of categories and functions.

The LifeTime® and Baywood® brands consist of a wide range of products covering substantially all categories of nutraceutical products.  The categories include:

Category	Number of items
A Vitamins	9
B Vitamins	19
C Vitamins	16
E Vitamins / Essential Oils	24
Multiples	23
Minerals	43
Acidophilus and Digestive Aids	22
Protein and Yeast	11
Green Food Supplements	10
Special Nutritional Products	91
Sports Nutrition	14
Amino Acids	10
Aloe Vera	7
Diet Supplements	9
Herbals	8
Kids Supplements	4
Special Brands	32
Collagen Beauty Products	6
Natural Sources (Homeopathics and fruit concentrates)	12

We intend to develop other new products within these lines.  We may also develop products outside of these lines that need their own separate identity.  We can provide no assurance as to the continued viability of any current products within the marketplace or the expected marketability of any future products that we may develop or acquire.

New Leaf Tea

New Leaf tea is a ready to drink, iced tea beverage that is available in 9 varieties that are all-natural and organically-sweetened, and 2 diet varieties.  Varieties include white, green and blue teas. New Leaf products include:

Blue Teas

•

Diet Blue Tea With Lemon

•

Diet Blue Tea With Peach

•

Blue Tea with Lemon

•

Blue Tea With Peach

•

Blue Tea With Raspberry

Green Teas

•

Green Tea With Plum

•

Green Tea With Ginseng

White Tea

•

White Tea With Ginseng & Honey

•

White Tea With Honey Dew Melon

•

White Tea With Strawberry

•

White Tea With Tangerine

The product is sold in a proprietary 16.9 ounce glass bottle that is designed specifically for New Leaf.  The bottles are labeled with vibrant colors and Skae’s company logo which we believe appeal to and are recognizable by consumers.

Skae has positioned its New Leaf product to emphasize wellness and innovation.  Non-diet varieties of New Leaf Tea have between 70-80 calories per 8 ounce serving.  Non-diet New Leaf products are sweetened with organic evaporated cane juice instead of high fructose corn syrup.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2008 and 2007

Net sales for the three months ended September 30, 2008 were $3,361,704 compared to $3,214,465 for the same period last year, an increase of $147,239, or 4.6%.  The increase in net sales from the prior quarter is primarily due to the introduction of new products in our LifeTime® brand and the acquisition of the New Leaf ® brand.  Net sales for the nine months ended September 30, 2008 were $10,041,515 compared to $6,627,148 for the same period last year, an increase of $3,414,367, or 51.5%.  The increase in net sales for the nine month period is primarily due to the acquisition of Nutritional Specialties, which occurred in March 2007.  Subsequent to the acquisition of Nutritional Specialties and during the period ended September 30, 2008, we continued to sell the products under our Baywood brand to existing customers, but also added certain items from the Baywood line under the LifeTime® label.  Furthermore, management focused its efforts on growth by adding new products to the LifeTime® brand that management believes has a higher potential for growth based on its greater penetration and brand recognition.  Effective September 9, 2008, we acquired certain net assets of Skae Beverage International, LLC as it relates to the New Leaf ® brand.  As a result, management expects the LifeTime® and New Leaf ® brands to be our primary focal point for new product introductions, marketing initiatives and sales incentives in our health food channels.

Our gross profit margin for the three and nine month period ended September 30, 2008 was 41.3% and 44.2%, respectively, compared to 46.8% and 47.4% for the same periods last year.  The overall decrease of approximately 3 percentage points in gross profit margin in the nine month period is primarily due to higher raw material costs and the mix of sales during those periods of products from Nutritional Specialties which have a greater number of products with varying ranges of gross profit margin.  While many of Nutritional Specialties’ products have gross margins that exceed our overall gross margin, the aggregate total of the lower margin products generally offsets those of higher margin products.  Furthermore, 19% of our sales were in Canadian and international markets, and products sold internationally typically have lower gross margins as we sell to distributors, which offsets the overall impact of sales from any higher margin products on a total basis.  Historically, our gross margins may be effected positively or negatively due to the impact of sales volumes in the United States, Canada or other international markets.  We experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time to time to introduce new products to our retail customers and distributors in the United States and Canada to gain initial and further distribution.  Any fluctuations in gross margins that may occur in the United States are not, in management’s belief, indicative of our products viability or appeal in the marketplace.  Instead, these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Operating expenses for the three and nine month period ended September 30, 2008 were $2,017,482 and $5,056,380, respectively, compared to $1,371,454 and $3,081,781 for the same periods last year, an increase of $646,028 and $1,974,599, or 47.1% and 64.1% for the three and  nine month periods, respectively.  This increase in operating expense for the nine month period is primarily due to a full nine months of expenses from Nutritional Specialties in 2008 while 2007 reflects operating expense since acquisition effective March 31, 2007, as well as certain additional, non-cash costs associated with option expenses and amortization of intangibles totaling approximately $330,000 and $505,000 for the three and nine month periods, respectively.  Higher non-cash costs offset the decrease in costs caused by the consolidation of Nutritional Specialties.  As sales grow in the future, we intend to budget our expenditures for certain marketing and selling expenses accordingly.  We may promote our products through print in trade and consumer publications, public relations appearances, radio, television, product demonstrations and other advertising mediums as sales increase.

In June 2008, we determined that our investment in Layfield Energy Inc was impaired and we recorded $103,289  impairment of our total investment of $103,439 and notified Layfield Energy Inc. that no further investment would be made ,

Debt financing cost for the three and nine month periods ended September 30, 2008 was $515,310 and $1,128,240, respectively, compared to $337,837 and $1,447,301 for the same periods last year.  In the three months period ended September 30 2008, interest expense increased with additional debt issued principally through the 2008 Bridge financing. Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties, as well as from our outstanding bank line of credit.

There is no income tax benefit recorded because any potential benefit of the tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of September 30, 2008, we had $3,209,128 in current assets of which $1,710,230, or 53.3%, was cash and receivables. On average our receivables are collected in under 30 days. Total current liabilities for the same period totaled $11,084,031 of which $2,919,316, or 26.3%, represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1 to 3.5at September 30, 2008.

At September 30, 2008, we had a net working capital deficiency of approximately $7,875,000.  Our need for cash during the nine months ended September 30, 2008 was primarily funded through the issuance of debt totaling approximately $2.8 million.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes.

On June 11, 2008, we completed a private placement of Units, referred to as the April 2008 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) warrants to purchase 31,250 shares of our common stock.  16.6 Units were sold to qualified investors for gross proceeds of $830,000 and net proceeds of $765,620 after deduction of offering costs.

On September 5, 2008, we completed a private placement of Units, referred to as the September 2008 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) warrants to purchase 117,647 shares of our common stock.  16.35 Units were sold to qualified investors for gross proceeds of $1,635,000 and net proceeds of $1,462,690, after deduction of offering costs.

We are in technical default on certain financial covenants with Vineyard Bank as further discussed in Part II Item 3, “Defaults Upon Senior Securities.” In the coming months, management believes we can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  However, there can be no assurances that we will be able to complete any of these processes.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

During 2006, we extended payment terms with certain vendors and borrowed funds from certain officers and directors.  In addition, certain officers elected to defer the payment of their salaries or convert their salaries to equity to conserve cash.  These deferred salaries have been accrued at September 30, 2008.  See  Note 10 above.  We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows.  Certain of these loans were converted to common stock during the year ended December 31, 2007.  While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts.  Furthermore, these officers are actively involved in our day-to-day operations and understand that if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

Off Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this Item.

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer / Acting Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2008 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer / Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified a control deficiency during 2007 that continued to exist in the nine months ended September 30, 2008 because we lacked sufficient staff to segregate accounting duties.  Based on our review of our accounting controls and procedures, we believe the control deficiency in 2007 resulted primarily because we have one person performing all accounting-related on-site duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. Management believes this is a “material weakness.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the nine months ended September 30, 2008, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the nine months ended September 30, 2008.  These reviews and procedures were undertaken in order to confirm that our financial statements for the nine months ended September 30, 2008 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

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

We believe that the step outlined above will strengthen our internal control over financial reporting and address the material weakness described above. As part of our 2008 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented in 2009 to assess whether they will be operating effectively.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, Inc., filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek is seeking $7,300,000 plus punitive damages and costs.  We believe this case is without merit and plan to defend it vigorously.  We believe this suit will not have a material adverse effect on our results of operations, cash flows or financial condition.

To our knowledge, as of September 30, 2008, there was no other threatened or pending litigation against our Company or our officers or directors in their capacity as such.

Item 1A – Risk Factors

Please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We believe the following new risk factors are present related to our business.

The recent acquisition of Skae Beverage International, LLC may prove disruptive and could result in the combined business failing to meet our expectations.

We recently completed the acquisition of Skae Beverage International, LLC and the process of integrating the operations of Skae may require a disproportionate amount of our resources and management’s attention. Our future operations and cash flows will depend largely upon our ability to operate Skae efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies. Our management team may encounter unforeseen difficulties in managing the integration. In order to successfully combine and operate our business, our management team will need to focus on realizing anticipated synergies and cost savings on a timely basis while maintaining the efficiency of our operations. Any substantial diversion of management attention or difficulties in operating the combined business could affect our revenues and ability to achieve operational, financial and strategic objectives.

Economic conditions could materially adversely affect our business.

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the quarter ended September 30, 2008 that have not been previously disclosed.

Item 3 – Defaults Upon Senior Securities

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

The Bank Financing and the Refinancing are also secured by a first priority security interest in substantially all of our assets and the assets of Nutritional Specialties, our wholly-owned subsidiary.  As a result of this security interest, as well as the financial and restrictive covenants described above, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.   In addition, a significant decrease in our operating results could adversely affect our ability to maintain required financial covenants under the Bank Financing and Refinancing agreements.  If financial covenants are not maintained, our creditors will have the option to require immediate repayment of all outstanding debt under such agreements.  In such event, we may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms.  If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.  We are in technical default on certain financial covenants with Vineyard Bank, as of September 30, 2008, where there is $3,826,861 outstanding of which all is now reflected as currently due.  $2,000,000 of this debt is guaranteed by a member of our board of directors.  In the coming months, management believes it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

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

Item 4 – Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended September 30, 2008.

Item 5 – Other Information

None.

Item 6 – Exhibits

Exhibit Number	Descriptions
3.1	Articles of Incorporation, as amended (included as Exhibit 3.1 to the Form 10-KSB filed March 6, 1997, and incorporated herein by reference).

3.2	By-Laws, dated February 14, 1988 (included as Exhibit 3 to the Form S-1 filed January 27, 1987, and incorporated herein by reference).

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

Exhibit Number	Descriptions
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

4.15

Common Stock Purchase Warrant between the Company and Ira. J. Gaines, dated September 28, 2006 (included as Exhibit 4.25 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

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

Exhibit Number	Descriptions
4.22	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated May 18, 2004 (included as Exhibit 4.36 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.23

Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2005 (included as Exhibit 4.37 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.24

Baywood International, Inc. 2008 Stock Option and Incentive Plan, dated May 14, 2008 (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed September 27, 2008, and incorporated herein by reference).

4.25	Form of Common Stock Purchase Warrant, dated September 5, 2008 (included as Exhibit 10.2 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

4.26	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2008 (filed herewith).

4.27	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 19, 2008 (filed herewith).

4.28	Form of Subscription Agreement (filed herewith).

4.29	Form of Warrant (filed herewith).

4.30	Common Stock Purchase Warrant between the Company and O. Lee Tawes, dated July 14, 2008 (filed herewith).

4.31	Common Stock Purchase Warrant between the Company and Eric Skae, dated October 23, 2008 (filed herewith).

10.1	Promissory Note between the Company and Ira J. Gaines, dated September 28, 2006 (included as Exhibit 4.24 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

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

10.8	12% Note between the Company, Baywood Acquisition, Inc. and JSH Partners, dated March 30, 2007 (included as Exhibit 4.vi to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

Exhibit Number	Descriptions
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

10.23

Real Estate Lease between Baywood International Inc. and Glenn Reithinger, dated October 1, 2008 (included as Exhibit 10.23 to the Form 10-Q filed August 19, 2008, and incorporated herein by reference).

10.24	Form of 12% Subordinated Note, dated September 5, 2008 (included as Exhibit 10.1 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

Exhibit Number	Descriptions
10.25

Form of Side Letter Agreement between the Company and the investors signatory thereto, dated  September 5, 2008 (included as Exhibit 10.3 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

10.26	Form of Guaranty made by O. Lee Tawes, III, dated September 5, 2008 (included as Exhibit 10.4 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

10.27

Form of Put between O. Lee Tawes, III, and the investors signatory thereto, dated September 5, 2008 (included as Exhibit 10.5 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

10.28

Asset Purchase Agreement by and among the Company, Baywood New Leaf Acquisition, Inc., Skae Beverage International, LLC, and Eric Skae, dated September 9, 2008 (included as Exhibit 10.1 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.29

Intellectual Property Assignment by and among the Company and Baywood New Leaf Acquisition, Inc. on the one hand, and Skae Beverage International, LLC, and Eric Skae on the other hand, dated September 9, 2008 (included as Exhibit 10.2 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.30

Bill of Sale and Assignment from Skae Beverage International, LLC, to the Company, Baywood New Leaf Acquisition, Inc. and Eric Skae, dated September 9, 2008 (included as Exhibit 10.3 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.31

Assumption Agreement by and among the Company, Baywood New Leaf Acquisition, Inc., Skae Beverage International, LLC, and Eric Skae, dated September 9, 2008 (included as Exhibit 10.4 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.32	Form of Release and Cancellation, dated September 9, 2008 (included as Exhibit 10.5 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.33

Release and Cancellation by Eric Skae in favor of the Released Parties, dated September 9, 2008 (included as Exhibit 10.6 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.34

Form of 8% Subordinated Promissory Note, issued by the Company to the creditors signatory thereto, dated September 9, 2008 (included as Exhibit 10.7 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.35

8% Convertible Subordinated Promissory Note for $1,000,000, issued by the Company to Skae Beverage International, LLC, dated September 9, 2008 (included as Exhibit 10.8 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.36

8% Convertible Subordinated Promissory Note for $100,000, issued by the Company to Skae Beverage International, LLC, dated September 9, 2008 (included as Exhibit 10.9 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.37	Employment Agreement between the Company and Eric Skae, dated September 9, 2008 (included as Exhibit 10.10 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.38	Form of 12% Subordinated Promissory Note (filed herewith).

10.39	12% Subordinated Note issued by the Company to O. Lee Tawes, III, dated July 14, 2008 (filed herewith).

10.40	12% Subordinated Note issued by the Company to Eric Skae, dated October 23, 2008 (filed herewith).

31.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baywood International, Inc.

By:	/s/ NEIL REITHINGER
Neil Reithinger Chairman of the Board, Chief Executive Officer, Acting Chief Financial Officer, Principal Accounting Officer

Date:  November 19, 2008