Form 10-K
period 2008-12-31
BAYWOOD INTERNATIONAL INC
filed 2009-04-15
CIK 806175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

☐

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 000-22024

______________

BAYWOOD INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0125664 (I.R.S. Employer Identification No.)

9380 E. Bahia Drive, Suite A-201 Scottsdale, Arizona 85260

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of December 31, 2008: $2,465,816 based on a total of 2,802,064 shares of our Common Stock held by non-affiliates on December 31, 2008 at a closing price of $0.88 per share.

As of March 25, 2009, the number of outstanding shares of the registrant’s Common Stock was 8,549,056

Documents incorporated by reference:  None.

BAYWOOD INTERNATIONAL, INC.

FORM 10-K

For the year ended December 31, 2008

This report contains trademarks and trade names that are the property of Baywood International, Inc. and of other companies, as indicated.

PART I

Forward Looking Statements Disclaimer

Statements in this Annual Report on Form 10-K may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Annual Report on Form 10-K, under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents that we file from time to time with the Securities and Exchange Commission.

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

ITEM 1 - BUSINESS

GENERAL

We develop, market and distribute healthy and functional ready-to-drink, or RTD, beverages and nutraceutical products.  Our main focus is on creating products that incorporate functional ingredients or offer other natural health benefits by targeting niche markets and mainstream movement with strong consumer demand.  We operate through the combination of a diversified nutraceutical company (LifeTime® brand) and a premium RTD tea company (New Leaf® brand).  The LifeTime® brand was acquired in March 2007 with the acquisition of Nutritional Specialties, Inc. and the New Leaf brand was acquired in September 2008 with the acquisition of Skae Beverage International, LLC.

New Leaf®

New Leaf is a natural tea sweetened with evaporated organic cane sugar and specifically formulated to address an unmet consumer demand in the very competitive but rapidly growing RTD tea market.  The natural cane sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than high fructose corn syrup competitors.  New Leaf is available in 13 flavors, integrating blue teas, green teas, black teas and white teas.

LifeTime®

The LifeTime brand is comprised of approximately 350 nutraceutical products and is sold into natural health food channels in the U.S. and Canada, as well as internationally through designated distributors.  The LifeTime® brand consists of a wide range of products covering substantially all categories of nutraceutical products.

HISTORY

We incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986.  In March 1992, we changed our name to Baywood International, Inc.  Between 1992 and 1998, we directed most of our sales efforts to international markets and established either distribution or registration of our products in certain Pacific Rim and European countries.  Throughout 1998 and the first six months of 1999, we revamped our corporate strategy to focus on the development of our own proprietary nutraceutical brand lines to be distributed in the North American retail marketplace and internationally through designated distributors.  As a result, we transformed our business with a new marketing image, product lines, marketing campaign and distribution channels.

On April 5, 2007, effective March 30, 2007, we acquired substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc. (“Nutritional Specialties”), for a purchase price of approximately $11,100,000.  Nutritional Specialties, Inc. develops and markets over 350 nutraceutical products under the brand LifeTime® or LifeTime Vitamins®.  We are operating Nutritional Specialties as a separate, wholly-owned subsidiary.  Mr. Thomas Pinkowski, formerly the President of Nutritional Specialties, is now our Vice President and remains as the President of Nutritional Specialties.

On September 9, 2008 we acquired substantially all of the assets, and assumed certain liabilities of Skae Beverage International, LLC (“Skae Beverage International”) for a purchase price of approximately $3,800,000.  Skae Beverage International is a ready-to-drink beverage company that develops and markets RTD beverages under the brand New Leaf ® or New Leaf Tea®.  We are operating Skae Beverage International or “New Leaf” as a separate, wholly-owned subsidiary.  Mr. Eric Skae, the founder of Skae Beverage International, was appointed our Chief Executive Officer and President on March 4, 2009.

Our principal executive offices are located at 9380 E. Bahia Dr., Suite A-201, Scottsdale, Arizona 85260.  Our telephone number is (480) 951-3956 and our web addresses are www.bywd.com, www.baywoodproducts.com, www.lifetimevitamins.com and www.drinknewleaf.com.  We do not intend for information on our web sites to be incorporated into this 10-K.

COMPANY OBJECTIVE AND MISSION

Our LifeTime® brand consists of approximately 350 nutraceutical products and includes single ingredient items as well as multi-ingredient formulas.  Many of our formulas utilize scientifically-supported ingredients that target specific health conditions.  Through active involvement in the trends that affect consumers, we focus on building brand identity for each of the types of products and product lines we develop.  We believe our potential for growth in this product line involves the continued development of niche products that can be marketed and sold to our existing and new retail channels in North America and through existing and newly designated distributors internationally.  We sell the LifeTime brand into natural health food channels (“NHF”) which include independent and chain health food stores, natural pharmacies, natural grocery and other direct-to-consumer retailers.  We strive to achieve our objective by identifying products with favorable demographic appeal while being supported by scientifically-supported ingredients, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-effective marketing and advertising programs specifically designed to support existing customers and attract new customers.

Our New Leaf® brand is a natural tea sweetened with organic cane sugar and specifically formulated to address the market for a healthy but appealing beverage.  The natural cane sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than high fructose corn syrup, but with the appeal to the mainstream consumer.  New Leaf tea is available in 13 innovative flavors, integrating blue teas, green teas and white teas.  The New Leaf brand is sold into more than 50 independent beverage distributors and is now available in more than 5,000 retail outlets, primarily in the Northeast U.S. and Florida.  Retail outlets include the independent grocery/restaurant “street” channel (i.e., bagel stores, delis, pizzerias, cafes, independent convenience stores, college book stores etc.) and food, drug and mass, or FDM, accounts including grocery stores, drug stores and club stores.

We intend to use our expertise in nutritional formulation in these various distribution channels to develop a new line of RTD beverages based on Super Juices.  These products are considered part of a new category of beverages called New Age Beverages that we believe is gaining popularity with consumers.  We believe that we can effectively combine our nutraceutical expertise within the NHF channels from LifeTime with our RTD beverage expertise from in the street and FDM distribution channels from New Leaf to foster significant growth in RTD tea and a new and authentic RTD Super Juice Beverage targeted to Generation Y and their Baby Boomer parents.

OUR PRODUCTS

New Leaf tea is a ready to drink, iced tea beverage that is available in 13 varieties that are all-natural and organically-sweetened, and 2 diet varieties.  Varieties include white, black, green and blue teas. New Leaf products include:

Blue Teas

•

Diet Blue Tea with Lemon

•

Diet Blue Tea with Peach

•

Blue Tea with Lemon

•

Blue Tea with Peach

•

Blue Tea with Raspberry

Green Teas

•

Green Tea with Plum

•

Green Tea with Ginseng

Green Tea with Mango

White Tea

•

White Tea with Ginseng & Honey

•

White Tea with Honey Dew Melon

•

White Tea with Strawberry

•

White Tea with Tangerine

Black Tea

•

Mint & Lime

The product is sold in a proprietary 16.9 ounce glass bottle that is designed specifically for New Leaf.  The bottles are labeled with vibrant colors and the New Leaf logo which we believe appeals to and is recognizable by consumers.  New Leaf products emphasize wellness and innovation.  Non-diet varieties of New Leaf Tea have between 70-80 calories per 8 ounce serving and are sweetened with organic evaporated cane juice instead of high fructose corn syrup.

The LifeTime brand consists of approximately 350 different products in various categories.  The categories include:

Category	Number of items
A Vitamins	9
B Vitamins	22
C Vitamins	14
E Vitamins / Essential Oils	24
Multiples	25
Minerals	46
Acidophilus and Digestive Aids	22
Protein and Yeast	12
Special Nutritional Products	92
Sports Nutrition	13
Amino Acids	10
Aloe Vera	7
Diet Supplements	9
Herbals	7
Special Brands	4
Collagen Beauty Products	6
Natural Sources (Homeopathics and fruit concentrates)	12

INTERNATIONAL SALES

We sell some of our LifeTime brands in Canada, Croatia, Turkey, England, Dubai, Holland, Sweden, Portugal and certain parts of Asia.  We sell some of our New Leaf brands in Canada and the Carribean.  Sales in these countries are conducted through distributors who service various retail outlets in their respective territories.

RESEARCH AND DEVELOPMENT

We do not have research and development activities, nor do we operate any laboratory facilities to develop our products.

PRODUCT DEVELOPMENT

The nutritional supplement business is characterized by trends in which consumers favor certain products while other products fall out of favor.  This challenges us to introduce new products that can replace business lost from products for which consumer demand is waning.  As a result, we are continually conducting market research on new products.  Developing a single new product can be a time-consuming effort depending upon the complexity of the product and the amount of research that must be dedicated to validate the product concept.  We have historically focused on introducing very niche products with complex formulas that are not easily duplicated by our competition.  Product introductions do not come without risk as certain product introductions may not be successful with consumers in the marketplace.

New Leaf

An integral part of New Leaf’s strategy is to develop and introduce innovative products and packaging.  Through active involvement in the trends in the beverage market, we focus on introducing unique flavors within our four different tea blends that will have favorable demographic appeal, quickly modifying products and promotions in response to changing consumer demands, and developing creative and cost-

effective marketing and promotional programs specifically designed to support existing customers and attract new customers.

LifeTime

We develop our products by identifying scientifically-supported ingredients that have broad therapeutic or other health-related benefits.  Our product development efforts in deciding on any particular ingredient to include in any particular formula for any new product primarily involve review of scientific literature, active participation in industry trade shows and seminars on new ingredients, gathering information through our relationships with our existing suppliers and ongoing feedback from our sales and marketing personnel on current and future product trends.  We include these ingredients into single-ingredient products or complex formulas that combine other natural-based ingredients and then position these finished formulas for sale into our existing brand lines.

Super Juices

We intend to develop a new line of RTD beverages based on Super Juices.  These products are considered part of a new category of beverages called New Age Beverages that we believe are gaining popularity with consumers.  We believe we can effectively combine our nutraceutical expertise from LifeTime with our RTD beverage expertise from New Leaf to create a new and authentic RTD Super Juice Beverage targeted at Generation Y and their Baby Boomer parents.

MANUFACTURING AND QUALITY CONTROL

New Leaf

The New Leaf brand is manufactured using third-parties using custom formulas, bottles, caps and labels that are owned and dictated by us.

We create our own proprietary formulae for the New Leaf products.  We arrange for the majority of the product ingredients to be delivered to a co-packer responsible for mixing the tea according to the proprietary formulae.  In some cases, the co-packer may provide certain ingredients.  We supervise production and sample the products to maintain quality and potency.  The co-packer packages the product in bottles and caps provided by us.  However, we believe New Leaf could switch to another co-packer with little or no disruption to its business at any time.

The finished product is stored at the co-packer’s warehouse.  When a distributor places an order, we use contracted trucks to deliver the final product to the distributor and the distributor is responsible to deliver the product to the retail locations.  Certain distributors also pick up product at the warehouse.  Although we use contracted trucks, the cost of fuel is passed on to us.

We may use additional co-packers if we expand our market reach.  Using regional co-packers as New Leaf moves into new markets may offset any fluctuations in fuel prices by reducing the distance product travels to reach a distributor.  Additionally, using multiple co-packers reduces risk of interruption of the manufacturing process due to one co-packer’s failure to manufacturer the product.

On February 12, 2008, Skae Beverage International, LLC, which was acquired by us, entered into a letter of intent with Vitro Packaging, Inc. in which Vitro Packaging agreed to produce glass bottles proprietary to New Leaf.  There are only a handful of large glass manufacturers in the United States and, as a result, although we do not anticipate any issues with our current supplier, it may be hard to replace such supplier on short notice.  While bottle prices across suppliers are comparable, such suppliers cannot reliably accept new business without a lead time.  We attempt to manage this risk by keeping an excess supply of manufactured bottles available at the current.

LifeTime

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

We depend on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately.  As of December 31, 2008, we utilized 9 different contract manufacturers, including two manufacturers owned or controlled by Charles Ung or M. Amirul Karim, former stockholders of Nutritional Specialties, pursuant to agreements that obligate Nutritional Specialties to buy specified products from these companies for an initial three year period (expiring (March 31, 2010)), subject to two annual renewal terms, so long as pricing and other terms are competitive with those of other manufacturers.  For the year ended December 31, 2008, we purchased approximately 52% of our finished goods from two manufacturers.

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

DISTRIBUTION

New Leaf

New Leaf Tea is primarily sold in the Northeast U.S. and South Florida through over 50 distributors and approximately 5,000 accounts in the independent grocery/restaurant “street” channel (i.e. bagel stores, delis, pizzerias, cafes, independent convenience stores, college book stores, etc.).  In certain markets, including the health food channel, we also employ the services of non-exclusive food brokers who are paid on a commission basis.

New Leaf Tea is marketed to distributors using a number of marketing strategies including direct solicitation, telemarketing, trade advertising and trade show exhibition.  These distributors include natural food, gourmet food, and mainstream distributors.  We also operate a website at www.drinknewleaf.com.  We do not intend for information on that website to be incorporated into this filing.  We also work with graphic designers to create marketing materials for placement near our products at retail sites.  These materials include banners, signs, barrels and static clings that create interest in New Leaf products and excitement around the brand.

Our primary marketing strategy for our New Leaf brand is to use internal dedicated sales staff who also manage distributor relationships to strategize best placement and growth of New Leaf products.  In addition, sales staff work on a local level directly with distributors teaching them about the New Leaf brand, supporting their efforts to sell New Leaf products and developing new relationships.

LifeTime

Our product lines are marketed and distributed through independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in the United States.  As of December 2008, we estimate that we have penetrated less than 25% of health food retail channels in the United States alone.  Our products reach the retail channels in the United States and Canada either through distributors or through direct shipments from us.  Outside of the United States and Canada, our products are sold through relationships with designated distributors.

We generally maintain sufficient inventories to meet customer orders as received.  From time to time, we experience back orders that result from variations in demand for products outside of our control or expectations.  As of December 31, 2008, we had no significant customer backlog.

We do not generally experience wide variances in the amount of inventory we maintain.  We guarantee efficacy on all of our products.  In certain circumstances and in an effort to support our retail channels, we allow our customers to return unsold merchandise if it does not turn over in a timely manner.  We estimate returns based on historical experience and record an allowance for product returns and uncollectible accounts receivable.  Historically, returns have been immaterial, and we did not  record an allowance for product returns at December 31, 2008.

COMPETITION

The Ready to Drink Tea Market

The ready to drink (RTD) tea market is highly competitive and is dominated by well-known soft drink companies such as Coca Cola, Pepsi and Cadbury Schweppes.  We believe New Leaf is positioned to successfully gain market share from its competitors by initially targeting mainstream consumers with its lower calorie, natural product and eventually expanding its business by making inroads into larger mainstream grocery, convenience drug stores and other larger accounts.  Its branding strategy is to emphasize wellness and innovation.  New Leaf has developed unique flavors such as tangerine, honeydew melon and strawberry to differentiate it from its competitors.

Many of New Leaf’s competitors are substantially larger and more experienced, have longer operating histories and have materially greater financial and other resources than New Leaf.  New Leaf may not be able to successfully compete with them in the marketplace.

New Leaf’s principal competition in the “street” channel comes from a limited number of large, nationally known manufacturers and many smaller manufacturers of non-alcoholic beverages.  Since New Leaf Tea is not marketed into mass-market distribution channels yet, it does not face direct competition from broad line manufacturers and major private label manufacturers and other companies.  However, it faces indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of a ready to drink tea in the “street” distribution channels based on price and availability.  In addition, New Leaf competes with several large beverage companies, including, but not limited to, Arizona, Snapple, Lipton Brisk, Sobe, Vitamin Water, Fuze, Nestea, Tazo, Honest Tea and Sweet Leaf Tea.

We believe that our New Leaf Tea brand competes favorably with other RTD tea products because of the quality of its products and our ability to timely introduce new products.  In addition, we distinguish our New Leaf brand from our competitors by offering more unique combinations of packaging, taste and ingredients.

The Nutraceutical Market

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

CUSTOMERS

As of December 31, 2008, approximately 14% and 6% of our accounts receivable were due from two customers.  Sales to these customers totaled approximately $990,726, and $589,350, respectively, for the year ended December 31, 2008.

New Leaf’s customers are material to its success.  If New Leaf is unable to maintain good relationships with its existing customers, its business could suffer.  Unilateral decisions could be taken by its distributors, and/or convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying all or any of its products that they are carrying at any time, which could cause revenues to decline.

Manhattan Beer is one of New Leaf’s larger distributors and accounted for approximately 30% of its sales in 2008.  While we believe that we have a good relationship with Manhattan Beer, they are not obligated to purchase any of our products and could terminate the relationship on short notice.  Our other distributors for New Leaf similarly do not have purchase or contractual obligations.

TRADEMARKS AND PATENTS

From time to time, we register our principal brand names in the United States and certain foreign countries.  While we may register certain product specific names depending on the type of product, our material trademarks include LifeTime®, Life’s Basics™ and New Leaf ®.  We currently own these brand names and substantially all of our net sales were from products bearing these brand names.  Sometimes, however, the names used to describe some of our products are either too generic or commonplace to register.  Examples include Acai Berry, Mangosteen, and Calcium Magnesium Citrate, which are all names of the raw material in the product and can be used by other companies in the industry.  The steps we take to protect our proprietary rights in our brand names may not be adequate to prevent the misappropriation of our brand names in the United States or abroad.  Existing trademark laws afford only limited practical protection for our product lines.  The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States.  Because of the rapid pace of the natural product industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

Additionally, we license directly or indirectly through our contract manufacturers certain intellectual property from third parties.  One example is Manitoba Harvest Hemp®, which is the primary ingredient in our Life’s Basics® Plant Protein and is the trademark of our raw material supplier, thereby being able to utilize the supplier’s recognized tradename and scientific data.  There is no other annual license or other fees that we are required to pay under these license arrangements, except that we can only use the supplier’s trademark if we purchase the ingredient from them, either directly or indirectly through our third-party manufacturers.

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

In 1986, California enacted into law The Safe Drinking Water and Toxic Enforcement Act of 1986, better known as Proposition 65.  The purpose of Proposition 65 is to prevent the contamination of drinking water and keep chemicals out of consumer products that are known to the State of California to cause cancer, birth defects or other reproductive harm.  Proposition 65 requires the Governor of California to publish a list of chemicals known to the State to cause cancer or reproductive toxicity.  Businesses that produce, use, release or otherwise engage in activities involving these known toxic chemicals are required to warn consumers before knowingly or intentionally exposing them to those listed chemicals.  Such a warning must (a) clearly and reasonably make known that the chemical involved is known to cause cancer, birth defects or other reproductive harm, and (b) be given in such a way that will effectively reach the consumer before he or she is exposed.  A business in violation of Proposition 65 shall be subject to civil action and shall be liable for a civil penalty that shall not exceed $2,500 per day for each violation in addition to any other penalty established by law.  Thus, in order to comply with Proposition 65, we will need to clearly and effectively warn prospective consumers by labeling any of our products that contain any of the chemicals known to the State of California to cause cancer, birth defects or other reproductive harm.

We believe we are currently in compliance with each of these laws, rules and regulations and we believe we have not had any incidence of noncompliance over the past three years.

EMPLOYEES

At December 31, 2008, we had 49 full-time employees, including 22 employees of Nutritional Specialties (LifeTime), and 15 employees of Baywood New Leaf Acquisition, Inc. (New Leaf), our wholly-owned subsidiaries.  None of our employees are represented by a collective bargaining arrangement and we believe our relations with employees are good.  We have 25 sales representatives in the United States who are independent contractors and are not employees.

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

In their report dated April 14, 2009, our independent register public accounting firm, Mayer Hoffman McCann P.C., stated that our consolidated financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of a loss of $4,229,747 for the year ended December 31, 2008 and a loss of $1,703,329 for the year ended December 31, 2007.  We expect to continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit.  Our ability to generate profits depends in large part on the success of the acquisitions of Nutritional Specialties and Skae Beverage International, of which there can be no assurance.  We believe that the going concern qualification in the Independent Auditors’ report is designed to emphasize the uncertainty related to our business as well as the level of risk associated with an investment in our Common Stock.

We have had a history of losses and if we cannot consistently generate positive cash flows or raise sufficient capital then we will not realize our growth potential and our business could suffer financially.

Our net losses in 2008 and 2007 were $4,229,747 and $1,703,329, respectively.  We are attempting to grow our brands while maintaining costs.  However, we expect to require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.  In order to finance our growth, we will need to raise capital to fund our inventory needs and implement more aggressive sales, marketing and advertising programs.  However, if we are not successful in raising additional capital, we may not meet our projections for growth and our sales could be adversely affected due to delays in shipments and loss of customers.

Current economic conditions could have a material adverse effect on our business.

Our current and future business plans are dependent, in large part, on the overall state of the economy.  Any adverse changes in economic conditions may adversely affect our plan of operation.  Our operations and performance also depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future.  For example, some of the factors that could influence the levels of consumer spending include continuing volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior for discretionary consumer goods such as ours.  These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We depend on third-party suppliers and manufacturers.  Any disruption or extended delay in product supply from any of our third-party suppliers could have a significant adverse impact on our operations.

There are numerous companies that produce or supply the types of products we distribute.  We do not manufacture any of our products and depend entirely on third-party manufacturers and suppliers.  Typically, we do not have supply agreements, but submit purchase orders for our products. As of December 31, 2008, we utilized nine different contract manufacturers for the production of component or finished product for our nutraceutical line including two manufacturers owned or controlled by Charles Ung and M. Amirul Karim, former stockholders of Nutritional Specialties, pursuant to agreements that obligate Nutritional Specialties to buy specified products from these companies for an initial three-year period so long as pricing and other terms are competitive with those of other manufacturers.  We also use third-parties to manufacture and package our New Leaf Tea beverages according to the formulae and packaging guidelines dictated by us.  Although we believe that a number of alternative manufacturers are available and that we could replace our main suppliers with alternative sources at comparable prices and terms, any disruption or extended delay in our product supply from any of our third-party suppliers could have a significant adverse impact on our operations.  In addition, the time needed to replace any of our main suppliers could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

If we cannot maintain adequate inventory, our revenues will likely decrease and our business may be harmed.

From time to time, we have experienced difficulty maintaining sufficient inventory to meet customer demand.  This failure results from insufficient capital necessary to build and manage our inventory.  We rely on financing to build our inventories and in the future we may not be able to obtain such financing on acceptable terms, if at all.  If we do not have sufficient inventory to meet our demand, our revenues will likely decrease. Additionally, if we do not fill our customers' orders, they may turn to other suppliers and we could lose the relationship entirely.  If we cannot build sufficient inventories, our business may be curtailed or could fail entirely and you could lose all or part of your investment.

Our nutraceutical business is sensitive to public perception.  If any of our products prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our brands and our image in the marketplace would be negatively impacted.

Our nutraceutical business could be adversely affected if any of our products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products.  Our nutraceutical products contain vitamins, minerals, herbs and other ingredients that we regard as safe when taken as directed by us and that various scientific studies and literature have suggested may offer health benefits.  While we conduct quality control testing on the ingredients in our products, we depend on consumers' perception of the overall integrity of the dietary supplements business.  The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry.  If our products suffer from this negative consumer perception, it is likely our sales will slow and we will have difficulty generating revenues.

We are at risk for product liability claims and if we do not maintain adequate insurance to protect us against such claims, a lawsuit could adversely affect our business.

We are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability.  We are not aware of any claims pending against us or our products that we believe would adversely affect our business.  While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future.  We maintain $2,000,000 in product liability insurance for our products through third-party providers.  We believe our insurance coverage is adequate; however, we may not be able to retain our existing coverage or this coverage may not be cost-justified or sufficient to satisfy any future claims.  If we are unable to secure the necessary insurance coverage at affordable costs, then our exposure to liability will greatly increase and it will be difficult to market and sell our products since customers rely on this insurance to distribute our products.  In addition to carrying our own coverage, we also require our manufacturers to carry product liability insurance.  If we are sued, we may not have sufficient resources to defend against the suit or to pay damages.  A material lawsuit could negatively impact our business by increasing our expenses and negatively impacting our available capital which, in turn, could cause our business to fail.

Our stock price is volatile and, if continued volatility occurs or if our stock price continues to be low, then our stock may be less attractive to investors and we may not be able to raise adequate capital and we may be subject to the risk of litigation.

During the years ended December 31, 2008, 2007, 2006, 2005 and 2004, the trading price of our Common Stock has ranged from $3.40 to $0.40.  The volatility in our stock price could be caused by a variety of factors, many of which are beyond our control.  These factors include, but are not limited to, the following:

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

•

more limited exposure of our equity securities being quoted on the OTC BB to the investing public as compared to other exchanges;

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

If we do not develop and introduce new products that appeal to consumers, our revenues may not be sufficient to cover our expenses.

Our success depends on new product development.  The success of new product introductions depends on various factors, including the following:

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

We need additional capital and if we do not generate sufficient cash flow and we cannot raise additional capital, we will not be able to fulfill our business plan.

We need to obtain additional funding in the future in order to finance our business strategy, operations and growth.  We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed.  If we fail to arrange for sufficient capital on a timely basis, we may be required to curtail our business activities until we can obtain adequate financing.  Debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities.  Equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our Common Stock or other securities.  If we cannot raise sufficient capital when necessary, we will likely have to curtail operations and you may lose part or all of your investment.

As of December 31, 2008, we have substantial outstanding debt that may have to be renegotiated or refinanced.

We have substantial outstanding debt including:

•

the indebtedness we incurred in connection with the acquisition of Nutritional Specialties, Inc. including 8% notes and 8% convertible notes in the aggregate principal amount of $1,300,000;

•

10% notes in the aggregate principal amount of $1,000,000;

•

the indebtedness to Vineyard Bank in the aggregate principal amount of approximately $4,000,000;

•

outstanding notes and credit lines aggregating approximately $1,620,000, some of which is held by our Officers and Directors;

•

the April 2008 Bridge Financing consisting, in part, of 12% subordinated notes with an aggregate value $830,000;

•

the September 2008 Bridge Financing consisting, in part of 12% subordinated notes with an aggregate value of $1,635,000;

•

the February 5, 2009 Bridge A Financing consisting in part of 12% subordinated note with an aggregate value of $100,000;

•

the February 5, 2009 Bridge B Financing consisting in part of 3% subordinated notes with an aggregate value of $325,000;

•

the March 20, 2009 note from Mr. Skae, our Chief Executive Officer, consisting in part of 18% subordinated note with an aggregate value of $325,000; and

•

the March 26, 2009 note from Mr. Tawes, a director consisting in part of 12% subordinated note with an aggregate value of $113,357.

The debt agreements with Vineyard Bank contain financial covenants which we will be required to maintain as well as certain restrictive covenants on our business, both of which will limit our ability to operate our business, including restrictions on our ability to:

•

incur additional debt or issue guarantees;

•

create liens;

•

make loans or investments;

•

sell certain assets;

•

acquire other businesses;

•

declare or pay dividends or make other distributions to stockholders, except for scheduled dividend payments on our Series I Preferred Stock so long as we are not in default; and

•

consolidate, merge or transfer our assets outside of the ordinary course of business.

The debt owed to Vineyard Bank is also secured by a first priority security interest in substantially all of our assets and the assets of Nutritional Specialties.  As a result of this security interest, as well as the financial and restrictive covenants described above, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.

In addition, a significant decrease in our operating results could adversely affect our ability to maintain required financial covenants.  If financial covenants are not maintained, our creditors will have the option to require immediate repayment of all outstanding debt under such agreements.  In such event, we may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms.  If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

As of December 31, 2008, we are in technical default on certain financial covenants with Vineyard Bank, where there is $3,753,046 outstanding, all of which is now reflected as currently due.  A member of our Board of Directors has guaranteed $2,000,000 of this debt.  In the coming months, management believes it can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  However, there can be no assurances that we will be able to complete any new financings.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

We may face significant competition for our nutraceutical products which could adversely affect our revenues, results of operations and financial condition.

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

We may face significant competition for our RTD tea products which could adversely affect our revenues, results of operations and financial condition.

The RTD tea segment of the commercial beverages industry is highly competitive.  Our recently acquired New Leaf Tea products will compete with well-known products such as Arizona, Snapple, Lipton Brisk, Sobe, Vitamin Water, Fuze, Nestea, Tazo, Honest Tea and Sweet Leaf Tea, some of which are produced by major international beverage companies such as Coca Cola, Pepsi and Cadbury Schweppes.  These companies are substantially larger and more experienced than we are.  In addition, they have longer operating histories and have materially greater financial and other resources than we do.  Our ability to gain or maintain share of sales or gross margins in the global market or in various local markets may be limited as a result of actions by our competitors.  If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues.  Additionally, competition may drive down the prices of our products, which could adversely affect our cost of goods sold and our profitability, if any.

If we are unable to manage our projected growth, we may not be able to implement our business plan and we may not achieve profitability in the future.

We believe we must expand our business to achieve profitability.  Any further expansion of our business may strain our current managerial, financial, operational, and other resources.  We will need to continually improve our operations and our financial, accounting and other internal control systems in order to manage our growth effectively.  Success in managing this expansion and growth will depend, in part, upon the ability of our senior management to manage our growth effectively.  Any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects.  As a result, our profitability, if any, may be curtailed or eliminated.

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

Price fluctuations in, and unavailability of, raw materials that we use could adversely affect us.

We do not enter into hedging arrangements for raw materials.  Prices of certain raw materials have fluctuated in recent years which have affected our cost of goods.  To mitigate the impacts of these price fluctuations on our cost of goods, we actively source the production of raw materials and finished goods through different suppliers to stabilize our costs.  In addition, we pass some of these costs onto our customers through intermittent price increases.  If we are not able to continue to effectively negotiate competitive costs with various suppliers or pass along certain price increases to our customers, our margins and operations will be adversely affected.

The recent acquisition of Skae Beverage International may prove disruptive and could result in the combined business failing to meet our expectations.

We completed the acquisition of Skae Beverage International effective September 9, 2008, and the process of integrating the operations of Skae Beverage International may require a disproportionate amount of our resources and management’s attention.  Our future operations and cash flows will depend largely upon our ability to operate Skae Beverage International efficiently, achieve the strategic operating objectives for our business and realize significant cost savings and synergies.  Our management team may encounter unforeseen difficulties in managing the integration.  In order to successfully combine and operate our business, our management team will need to focus on realizing anticipated synergies and cost savings on a timely basis while maintaining the efficiency of our operations.  Any substantial diversion of management attention or difficulties in operating the combined business could affect our revenues and ability to achieve operational, financial and strategic objectives.

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

As of December 31, 2008, members of our Board of Directors and our management team beneficially own approximately 81% of our Common Stock.  As a result, our Board and management collectively and effectively control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time.  Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third party to acquire our Company without the consent of the insiders.  This concentration of ownership might adversely affect the market value of our Common Stock in the future and the voting and other rights of our other stockholders.

Future classes of preferred stock may be issued with greater rights than our Common Stock.

As of December 31, 2008, we have four classes of preferred stock outstanding.  Our issuance of an additional series of shares of our preferred stock could adversely affect our stockholders. Our Board is authorized to issue additional classes or series of shares of our preferred stock without any action on the part of our stockholders, subject to the limitations of the preferred stock already outstanding.  Our Board also has the power, without stockholder approval, to set the terms of any such classes or series of shares of our preferred stock that may be issued, including voting rights, dividend rights, conversion features and preferences over shares of our Common Stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms.  If we issue shares of our preferred stock in the future that have preference over shares of our Common Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue shares of our preferred stock with voting rights that dilute the voting power of shares of our Common Stock, the rights of our stockholders or the market price of shares of our Common Stock, and as a result our preferred stock and warrants, could be adversely affected.

In the event of bankruptcy, all creditors’ claims will have priority over the rights of holders of shares.

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our preferred stock and Common Stock only after all of our liabilities has been paid. In addition, our preferred shares will effectively rank junior to all existing and future liabilities of our subsidiaries and any capital stock of our subsidiaries held by third parties.  The rights of holders of our preferred shares to participate in the assets of our subsidiaries upon any liquidation or reorganization of any subsidiary will rank junior to the prior claims of that subsidiary's creditors and equity holders.  In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries' liabilities, to pay amounts due on any or all of our preferred stock then outstanding, and holders of our Common Stock will not have the right to receive any amount of our assets unless and until all amounts due on all our preferred stock have been paid in full.

Shares of our Common Stock and other securities are considered “penny stocks.”

If the market price per share of our Common Stock is less than $5.00, the shares may be “penny stocks” as defined in the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of these securities.  In addition, “penny stock” rules adopted by the SEC under the Exchange Act subject the sale of these securities to regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in penny stocks.

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

Future sales of Common Stock by our existing stockholders could adversely affect the stock price of our securities.

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

We have not declared or paid any cash dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future.  As a result, investors may have to sell their shares of our Common Stock to realize their investment.  As of December 31, 2008, we are current with our scheduled dividend payments on our Series H and Series I Preferred Stock and except for the payment of these dividends when due, we currently intend to retain all future earnings for use in the operation of our business and to fund future growth.  In addition, the terms of our Series I Preferred Stock and the financing with Vineyard Bank limit our ability to pay dividends on our Common Stock.  If this prohibition were to be waived, our ability to pay future cash dividends on our Common Stock would depend upon our results of operations, financial condition, cash requirements, the availability of a surplus and other factors.

ITEM 2 - PROPERTIES

Our principal executive office is located at 9380 E. Bahia Drive, Suite A-201, Scottsdale, Arizona 85260.  We lease approximately 4,500 square feet of office space under an operating lease that expires on September 30, 2013.  We believe that our facilities will provide sufficient capacity to handle our needs in the coming year.  Rent expense under this lease was $54,360 and $87,398 for the years ended December 31, 2008 and 2007, respectively.  The future minimum lease obligation for the remaining term of the lease at December 31, 2008 is $274,500.

Nutritional Specialties’ principal office and warehouse is located at 1967 North Glassell Street, Orange, California 92865.  Nutritional Specialties leases approximately 10,381 square feet of office and warehouse space under an operating lease that expires on June 30, 2010.  We believe this facility will provide sufficient capacity to handle Nutritional Specialties’ needs in the coming year.  Rent expense under this lease for the year ended December 31, 2008 and 2007 was $76,586 and $59,656 respectively.  The future lease obligation for the remaining term of the lease at December 31, 2008 is $128,946.

New Leaf’s principal office is located at 60 Dutch Hill Road #9, Orangeburg, NY 10962.  New Leaf leases approximately 1,500 square feet of office space under a non-operating lease that expires on June 1, 2009.  Rent expense under this lease for the period since acquisition to December 31, 2008 was $6,902. The future lease obligation for the 5 months remain term of the lease at December 31, 2008 is $9,354.

ITEM 3 - LEGAL PROCEEDINGS

We may from time to time be a party to lawsuits incidental to our business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  In February 2009, we reached a settlement with Farmatek to pay Farmatek an aggregate of $250,000 over the following twelve months.  We have accrued this amount in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2008.

On January 29, 2009, we were notified that we were named as a defendant, along with 54 other defendants, in a class action lawsuit under California Proposition 65 for allegedly failing to disclose the amount of lead in one of our products.  We believe this case is without out merit and we plan to defend it vigorously.  We believe this suit will not have a material adverse effect on our results of operations, cash flows or financial condition.

To our knowledge, as of December 31, 2008, there was no other threatened or pending litigation against our company or our officers or directors in their capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

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

The following table sets forth the quarterly high and low bid prices per share of our Common Stock as reported by Bloomberg, all as adjusted to give effect to a reverse split of our outstanding Common Stock on a 1 for 20 basis, effective December 18, 2007.  The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of any investment in our securities may be adversely affected.

Year Ended December 31, 2008	High	Low
March 31, 2008	$0.90	$0.51
June 30, 2008	$1.35	$0.70
September 30, 2008	$1.15	$0.30
December 31, 2008	$0.90	$0.51

Year Ended December 31, 2007	High	Low
March 31, 2007	$1.30	$0.60
June 30, 2007	$2.00	$0.80
September 30, 2007	$1.00	$0.70
December 31, 2007	$1.20	$0.42

Holders of Record

We had approximately 230 holders of record of our Common Stock as of December 31, 2008.

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

As of December 31, 2008, we had four classes of our preferred stock outstanding.  Two of these classes, Series H and Series I, accrue an 8% per annum cumulative dividend, respectively and Series J accrued a 6% per annum cumulative dividend.  The aggregate annual dividend payment obligation in connection with each of our Series H Series I and Series J preferred stock is $1,885, $428,000 and $12,000, respectively.  As of December 31, 2008, we are current with our scheduled dividend payments on our Series H, but Series I preferred stock is $32,000 in arrears on certain of our stockholders.  Series H preferred stock accrues a dividend that is due bi-annually and is payable in Common Stock and Series I preferred stock accrues a dividend that is due quarterly.  On January 26, 2009 we advised our Preferred Shareholders that we will suspending the preferred dividends as of December 31, 2008.  These dividends are cumulative and will resume when our Company is adequately funded and is generating increased cash flows.

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated by reference to Item 12 of this annual report.

Recent Sales of Unregistered Securities

On November 4, 2008, we commenced a private placement of Units referred to as the Series J Preferred Stock.  Each $50,000 Unit consisted of 5,000 shares of Series J 6% Redeemable Convertible Preferred Stock and a Warrant to purchase up to 14,368 shares of Common Stock at a price per share of $0.87 which expire in November or December 2013. We paid Northeast Securities, Inc., the placement agent for the sales of the Units, a fee of 8% of the gross proceeds.  Our Director, Scott Ricketts, purchased one of the Units on January 11, 2009.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing A.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of our Common Stock at a price per share of $0.85 which expire February 2014.  The 12% Subordinated Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We intend to use the net proceeds of this private placement for working capital purposes. As of March 6, 2009, 1 unit has been sold to qualified investors for gross proceeds of $100,000.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our Common Stock at a price per share of $0.85 which expire February 2014.  The 3% Subordinated Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We intend to use the net proceeds of this private placement for working capital purposes.  As of March 6, 2009, 3.25 units have been sold to qualified investors for gross proceeds of $325,000.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986.  In March 1992, we changed our name to Baywood International, Inc.  Between 1992 and 1998, we directed most of our sales efforts to international markets and established either distribution or registration of our products in certain Pacific Rim and European countries.

Throughout 1998 and the first six months of 1999, we revamped our corporate strategy to focus on the development of our own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors.  Through 2006, we focused on strengthening the brand awareness and sales of our product lines.  Our domestic marketing strategies have now diversified our sales to thousands of customers in the retail health food market.

On April 5, 2007, effective March 30, 2007, we acquired Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000. Nutritional Specialties develops and markets approximately 350 nutraceutical products under the brand LifeTime® or LifeTime Vitamins®.  We caused our acquisition subsidiary to change its name to Nutritional Specialties, Inc., d/b/a LifeTime® and we operate LifeTime as a separate subsidiary.  Mr. Pinkowski, formerly the President of Nutritional Specialties, is now our Vice President and the remains as the President of Nutritional Specialties.

Effective September 9, 2008, we entered into an Asset Purchase Agreement with Skae Beverage International, LLC, a Delaware limited liability company, and Eric Skae, an individual.  Pursuant to the Asset Purchase Agreement, we purchased Skae Beverage International’s business including, but not limited to, its equipment, inventory, accounts receivable, cash and cash equivalents, intellectual property, records, goodwill, licenses, assumed contracts and the name “New Leaf” and any variant thereof.

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations are discussed throughout this section.

Estimates

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

Revenue Recognition

We recognize revenue when the product is shipped.  Sales returns are recorded as a reduction to sales when a customer and we agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  If returned, our customers are responsible for returning merchandise in resalable condition.  Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way.  All price tags and glue residue must be removed prior to return if credit is expected.  A restocking fee of 15% is assessed if we remove any price tags or glue residue, and we do not accept products kept longer than two years.  Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer.  This information is used by management to evaluate the need for sales returns allowance prior to the release of any financial information.  Our experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

Inventory

Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. We do not process raw materials but rather have third-party suppliers formulate, encapsulate and package finished goods.

	December 31, 2008	December 31, 2007
Raw material	$289,948	$181,293
Finished Goods	927,202	1,187,119
	$1,217,150	$1,368,412

Long life assets and intangibles

Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of certain net assets from Nutritional Specialties and the September 9, 2008 acquisition of Skae Beverage International.  The Nutritional Specialties intangible assets consist of brand value and customer lists valued at $626,000. The total of these customer lists and brand values are being amortized over a five to ten year period, respectively. The Skae Beverage International intangible assets consist of brand value valued at $4,500,000 and are being amortized over a ten year period.  Amortization expense for the twelve month period ended December 31, 2008 was $207,360.

On an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, we review our long-lived assets and identifiable intangibles for impairment.  If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Investment

We hold an investment in Layfield Energy, Inc., a joint venture that was initiated in December 2007 to create and distribute specialty beverages nationwide.  We committed to invest a maximum of $150,000 into Layfield Energy.

We have not exercised managerial control of the investment and therefore have treated the investment, a 43% ownership of the Layfield Energy, as a non-consolidated joint venture, using the equity method of accounting.  From December 2007 (inception) to September 30, 2008, the latest date information was available, the investment revenues were $202,887 and the loss has been $470,063.

Layfield Energy is currently being funded by its majority shareholder.  As a result of the above operations, we have taken an impairment charge of $103,289 as of June 14, 2008.  This represents our full investment in the joint venture.  We are not required to and do not intend to fund future losses of the joint venture.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components within the financial statements.  Other comprehensive income consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income.  Our comprehensive income consists of unrealized losses on available-for-sale securities.

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

Property and Equipment consisted of the following at December 31:

	December 31, 2008	December 31, 2007
Furniture and fixtures	$20,947	$49,504
Computers	116,487	165,642
Equipment	79,572	21,966
Leasehold improvements	13,656	49,256
Total	$230,662	$286,368
Less: Accumulated depreciation	29,650	220,986
Net property and equipment	$201,012	$65,382

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over the lesser of the estimated useful life of five to seven years or the remaining term of the underlying lease.  Depreciation expense for the years ended December 31, 2008 and 2007 was $43,619 and $7,750, respectively.

Cash and Equivalents

We consider cash to be all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  We have adopted SFAS 123R using the modified prospective method.  Accordingly, prior period amounts have not been restated.  Under the modified prospective method, stock option awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight-line basis over the service period of the entire award.

We granted stock options in the years ended December 31, 2008 and 2007.  Accordingly, compensation cost has been recognized for the stock options granted to employees and vendors in the years ended December 31, 2008 and 2007 of $389,581 and $337,444, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

	2008	2007
Dividend yield	––	––
Volatility	103% to 115%	53%
Risk free interest rate	1.9% to 3.6%	4.5% to 5.1%
Expected term	5 to 7 years	5 years
Forfeiture rate	8%	8%

Income Taxes

We account for income taxes under the asset and liability method pursuant to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.  We establish a valuation allowance for the uncertainty our ability to generate sufficient future taxable income to utilize the net operating loss carryforwards and other deferred items.  At December 31, 2008, we had federal and state net operating loss carryforwards of approximately $16,860,000 and $9,660,000, respectively.  We have not used any of the net operating loss carryforwards.

Net Loss Per Share

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

Advertising Expenses

Our advertising primarily consists of print in trade and consumer publications and for promotional expenses relating to certain media placements for certain products.  We also employ a number of other marketing strategies to promote our New Leaf Tea products, including direct solicitation, telemarketing, trade advertising and trade show exhibition.  We also operate a website at www.drinknewleaf.com and work with graphic designers to create marketing materials for placement near our products at retail sites.  These materials include banners, signs, barrels and static clings that create interest in our New Leaf products and excitement around the brand.  We expense advertising costs as incurred or the first time the advertising takes place.  Advertising expense totaled approximately $731,418 and $283,726 for the years ended December 31, 2008 and 2007, respectively, and is included in marketing expenses in the accompanying consolidated statements of operations.

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

Warrants issued on debt and beneficial conversion

The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The warrants estimates are based on the following assumptions for the years ended December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Dividend yield	––	––
Volatility	99% to 115%	251% to 267%
Risk free interest rate	2.6% to 3.0%	4.5% to 4.7%
Term	5 years	3 to 5 years

We account for the beneficial conversion feature of debt and preferred stock in accordance with the Emerging Issue Task Force 98-05 using intrinsic value method measure at the date of the note.

Recently Issued Accounting Standards

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty Taxes.”  The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes,”  FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements.  Only tax positions that meet the “more likely than not” recognition threshold may be recognized.  The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions.  FIN No. 48 was effective for our fiscal year ending December 31, 2007.   We do not believe that there are material tax positions that would result in a material impact based on the definition required by FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to fair value measurements already required or permitted by existing standards.  SFAS No. 157 was effective for our fiscal year ended December 31, 2008.  The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements. In February 2008 the FASB issued FSP 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 will be effective for us on January 1, 2008.  The adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141R “Business Combinations” to improve financial reporting through greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires an acquiring business to recognize the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. The adoption of SFAS 141R did not have any impact on our financial statements for the period through December 30, 2008.

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” to improve the relevance, comparability, and transparency of the financial information provided in consolidated financial statements as it reports on non-controlling interests. The adoption of SFAS 160 did not have an impact on our financial statements for the period through December 31, 2008.

In June 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-05 was issued to clarify the determination of whether an instrument including an embedded feature is indexed to an entity's own stock, which would qualify as a exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of adopting of EITF No. 07-05.

In May 2008 the FASB issued Staff Position Bulletin APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). APB 14-1 requires companies to separately account for the liability and equity components of convertible debt instruments to reflect the nonconvertible debt borrowing rate at fair value. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, while early adoption is not permitted APB 14-01 will apply retrospectively for all periods presented.

Subsequent Events

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing A.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of our Common Stock at a price per share of $0.85 which expire February 2014.  The 12% Subordinated Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We intend to use the net proceeds of this private placement for working capital purposes. As of March 6, 2009, 1 unit has been sold to qualified investors for gross proceeds of $100,000.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our Common Stock at a price per share of $0.85 which expire February 2014.  The 3% Subordinated Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We intend to use the net proceeds of this private placement for working capital purposes. As of March 6, 2009, 3.25 units have been sold to qualified investors for gross proceeds of $325,000 of which $25,000 was from a director.

On March 20, 2009, we entered into a transaction with our Chief Executive Officer, Mr. Eric Skae, whereby we issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a Warrant to purchase up to 100,000 shares of our Common Stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant.  The 18% Subordinated Note is due on April 12, 2009, unless due earlier in accordance with the terms of the Note.  Interest accrues on the Note at a rate of 18% per year.  Absent the occurrence of an event of default, as defined in the Note, we may prepay the Note for 100% of the full principal plus all accrued interest thereon, at any time prior to April 12, 2009, without penalty.  Upon an event of default, the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owed under the Note shall, at the holder’s election, become immediately due and payable in cash.  Commencing five days after the event of default, the interest rate shall accrue at a rate of 22% per year, or such lower maximum amount of interest permitted to be charged under applicable law.

On March 26, 2009, Mr. Tawes, a director, provided financing to the Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of the Company’s Common Stock at a price per share of $0.85, which will expire March 26, 2014.

Debt that has matured between January 1, 2009 and April 14, 2009 is in the process of being re-negotiated.

RESULTS OF OPERATIONS

The following table sets forth our statement of results of operation data as a percentage of net sales for the periods indicated:

	December 31, 2008	December 31, 2007
Net sales	100.0	100.0
Cost of sales	57.2	54.1
Gross profit	42.8	45.9
Selling, General and Administrative expenses:	––	––
Shipping & Handling	10.1	9.3
Marketing	22.0	17.8
General and administrative	20.4	17.8
Stock based compensation	2.6	3.5
Depreciation and amortization	1.9	0.8
Other (income) and expense – net	17.1	14.5
Loss before income taxes	(31.3)	(17.9)
Income tax provision	––	––
Net (loss)	(31.3)	(17.9)

Comparisons of the year ended December 31, 2008 to the year ended December 31, 2007

Net sales for the year ended December 31, 2008 were $13,543,940 compared to net sales of $9,528,870 for the year ended December 31, 2007, an increase of 42%.  The increase in net sales for the twelve-month period is primarily due to the acquisition New Leaf in September 2008, accounting for $830,185 in revenue, and the acquisition of Nutritional Specialties in March 2007.  Subsequent to the acquisition of Nutritional Specialties and during the year ended December 31, 2007, we continued to sell products under our Baywood brand to existing customers, but also added certain items from the Baywood line under the LifeTime® label.  Furthermore, we focused our efforts on adding new products to the LifeTime® brand due to its higher potential for growth based on its greater penetration and brand recognition.  As a result, we expect the LifeTime® brand to remain as our primary focal point for nutraceutical product introductions and expect our New Leaf brand to be our primary focal point for beverage product introductions.

Our gross profit margin for the year ended December 31, 2008 was 42.8% compared to 45.9% for the year ended December 31, 2007.  The overall decrease of 3.1% in gross profit margin is primarily due to the lower margin on the New Leaf products.  Gross margin for the year ended December 31, 2008 excluding New Leaf of 19% was 44.6%.  While many of our nutraceutical products have gross margins that exceed our overall gross margin, the aggregate total of the lower margin products offsets those of higher margin products.  Furthermore, 28% of our nutraceutical sales were to international markets, and products sold internationally typically have lower gross margins which offsets the overall impact of sales from any higher margin products on a total basis.  Historically, gross margins may be affected positively or negatively due to the impact of sales volumes in the United States, Canadian or other have been international markets.  In general, in any particular quarter, we may experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time to time to introduce new products to our retail customers and distributors in the United States and Canada to gain initial and further distribution.  Any fluctuations in gross margins that may occur in the United States are not, in management’s belief, indicative of our products viability or appeal in the marketplace.  Instead, these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Selling, general and administrative expenses for the year ended December 31, 2008 were $7,959,425 compared to $4,696,059 for the same period last year, an increase of $3,263,366, or 69%, for the year.  New Leaf operating expenses were $946,630 since acquisition and Nutritional Specialties operating expenses for the period January 1 to March 31, 2007 were approximately $837,000, which was prior to the acquisition date of March 30, 2007.  This remaining increase in operating expense for the twelve-month period is primarily due to an increase of advertising of approximately $230,000, increase in provision for bad debt of approximately $275,000, settlement of a lawsuit for $250,000, as well as certain non-cash costs of stock for services and option, stock compensation, depreciation and amortization totaling approximately $700,000.

Interest expense for the year ended December 31, 2008 was $ 1,988,555 compared to $1,361,076 for the same period last year.  The increase in interest reflects increases in borrowings associated with the acquisition of Skae Beverage International and borrowings for working capital needs.  Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties, as well as from our outstanding bank line of credit.

In the year ended December 31, 2008 we reflected an impairment of $103,289 for our investment in a joint venture Layfield Energy Inc. and we are reflecting the settlement of a lawsuit for $250,000 reflected as part of operating expenses on the consolidated statement of operations.   No such items were present in 2007.

There is no income tax benefit recorded because any potential benefit of the operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax assets.

Net loss for the year ended December 31, 2008 was $4,229,747, or $0.69 per share compared a net loss of $1,703,329, or $0.48 per share for the same period last year.

On January 29, 2009, we were notified that it was named as a defendant, along with 54 other defendants, in a class action lawsuit under California Proposition 65 for allegedly failing to disclose the amount of lead in one of its products.  The Company believes that this case is without merit and plans on defending it vigorously.  The Company believes that this suit will not have a material adverse effect on its results of operations, cash flows or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $ $2,380,337 in current assets of which $1,044,240, or 44%, was cash and receivables.  Total current liabilities as of December 31, 2008 totaled $12,177,206 of which $3,579,451 or 29% represented trade and operating payables.

At December 31, 2008, we had a net working capital deficiency of approximately $9,796,869 compared to a net working capital deficiency of $4,798,145 at December 31, 2007.  Our use of cash in 2008 and 2007 was primarily funded through loans and sales of equity securities.

We are in technical default on certain financial covenants with Vineyard Bank.  As of December 31, 2008, there remained $3,753,046 outstanding, all of which is reflected as a current obligation on the accompanying consolidated balance sheet as of December 31, 2008.  A member of our board of directors has guaranteed $2,000,000 of this debt.  In the coming months, we believe we can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

During 2008, we extended payment terms with certain vendors and borrowed funds from certain of our officers and directors.  In 2006, certain officers elected to defer the payment of their salaries or convert their salaries to equity to conserve cash.  These deferred salaries of $265,082  have been accrued at December 31, 2008.  We intend to pay these loans according to their terms.  The deferred salaries will be paid in the future when we are able to generate an increased level of cash flows.  Certain officer and director loans were converted to Common Stock during 2007.  While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing our business with the expectation that future cash flows from operations will generate enough cash to repay these debts.  Furthermore, these officers are actively involved in our day-to-day operations and understand that if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

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

In connection with the acquisition of Nutritional Specialties, we completed a private placement of Units, referred to herein as the 2007 Private Placement, where we raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of Units, with each Unit consisting of 5,000 Series I 8% Cumulative Convertible Preferred Shares, convertible into 62,500 shares of Common Stock at $0.80 per share, and a five-year warrant to purchase 12,500 shares of Common Stock at an exercise price of $0.40 per share, (ii) the issuance of 10% Notes in an aggregate principal amount of $1,000,000, (iii) the issuance of a 12% 2007 Bridge Note in the principal amount of $2,000,000, and (iv) bank financing in an aggregate principal amount of $2,000,000, of which $1,500,000 was drawn down as the proceeds of a term loan as of March 30, 2007.  As part of the initial offering, investors in the 2006 Bridge Financing converted $300,000 of our Senior Convertible Notes into an aggregate of six Units.  The purchasers of the 10% Notes were issued warrants to purchase 500,000 shares of our Common Stock at an exercise price of $0.40 per share, and the purchaser of the 12% Bridge Note was issued warrants to purchase 200,000 shares of Common Stock at an exercise price of $1.00 per share.  Following the initial offering and until the termination of the 2007 Private Placement effective as of July 16, 2007, we sold an additional 3.7 Units for an aggregate purchase price of $185,000.  The sale of the Units, 10% Notes and 12% Bridge Note was conducted through Northeast Securities as the exclusive placement agent.  We issued the warrants to Northeast Securities as compensation for services as our placement agent in the 2007 Private Placement.  Two of our Directors are affiliated with Northeast Securities.

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

On April 4, 2008, we commenced a private placement of Units, referred to as the April 2008 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of Common Stock at a price per share of $0.80 which expire April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by us of a debt or equity financing in which we receive at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We paid Northeast Securities, Inc., the placement agent for the sales of Units in the 2008 Bridge Financing, a fee of 7% of the gross proceeds, which is accounted for as debt discount received by us.  16.6 Units have been sold to qualified investors for gross proceeds of $830,000.

On July 14, 2008, a director provided us with additional financing in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 312,500 shares of Common Stock at a price per share of $0.80, which will expire July 14, 2013.

On September 5, 2008, we commenced a private placement of Units, referred to as the September 2008 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 117,647 shares of Common Stock at a price per share of $0.85 which expire September 5, 2013.  The 12% Subordinated Notes mature on the earlier of (i) September 4, 2009, and (ii) the consummation by us of a debt or equity financing or series of debt or equity financings in which we receive at least $4,000,000 in gross proceeds, referred to as a Qualified Placement. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We paid Northeast Securities, Inc., the placement agent for the sales of Units in the September 2008 Bridge Financing, a fee of 9% of the gross proceeds, which is accounted for as debt discount, received by us and warrants to purchase 153,884 shares of our Common Stock at a price per share of $0.85 which expire September 5, 2013.  16.35 Units were sold to qualified investors for gross proceeds of $1,635,000.

On October 23, 2008, Eric Skae provided financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 245,000 shares of Common Stock at a price per share of $0.85, which will expire October 23, 2013.

On November 4, 2008, we commenced a private placement of Units referred to as the Series J Preferred Stock.  Each Unit consisted of 5,000 shares of Series J 6% Redeemable Convertible Preferred Stock and a Warrant to purchase up to 14,368 shares of Common Stock at a price per share of $0.87 which expire in November or December 2013. We paid Northeast Securities, Inc., the placement agent for the sales of the Units, a fee of 8% of the gross proceeds, which is accounted for as Additional Paid in Capital.  Our Director, Scott Ricketts, purchased one of the Units on November 4, 2008. As of December 31, 2008 we had subscription agreements for 4 units.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing A.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of our Common Stock at a price per share of $0.85 which expire February 2014.  The 12% Subordinated Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We intend to use the net proceeds of this private placement for working capital purposes. As of March 6, 2009, 1 unit has been sold to qualified investors for gross proceeds of $100,000.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our Common Stock at a price per share of $0.85 which expire February 2014.  The 3% Subordinated Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We intend to use the net proceeds of this private placement for working capital purposes. As of March 6, 2009, 3.25 units have been sold to qualified investors for gross proceeds of $325,000.  Mr. Tawes participated in a private placement of Units, referred to as the February 2009 Bridge Financing, by acquiring .25 units.

On March 20, 2009, we entered into a transaction with our Chief Executive Officer, Mr. Eric Skae, whereby we issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a Warrant to purchase up to 100,000 shares of our Common Stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant.  The 18% Subordinated Note is due on April 12, 2009, unless due earlier in accordance with the terms of the Note.  Interest accrues on the Note at a rate of 18% per year.  Absent the occurrence of an event of default, as defined in the Note, we may prepay the Note for 100% of the full principal plus all accrued interest thereon, at any time prior to April 12, 2009, without penalty.  Upon an event of default, the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owed under the Note shall, at the holder’s election, become immediately due and payable in cash.  Commencing five days after the event of default, the interest rate shall accrue at a rate of 22% per year, or such lower maximum amount of interest permitted to be charged under applicable law.

On March 26, 2009, Mr. Tawes, a director, provided financing to the Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of the Company’s Common Stock at a price per share of $0.85, which will expire March 26, 2014.

We will require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace, and we expect that our operations will be sufficient to support our cash needs.

We believe that our needs for capital over the next 12 to 24 months will be minimized if we are able to experience increases in sales via the introduction of new products, support our inventory needs and adequately support the promotion of our products in the marketplace.  Since our existing operations are capable of absorbing growth without any significant operational expense, any increases in sales will allow us to lessen our needs for long-term capital.  However, as we expand our product lines more rapidly and attempt to implement more aggressive advertising programs that require further investments of capital, we will need to raise the necessary capital at that time.  Since management has plans for aggressive product expansion and advertising promotion, the amount and nature of how we would raise any necessary funds cannot be determined at this time.  Furthermore, we expect that we will require capital in the next 12 months to repay certain indebtedness to Vineyard Bank in the amount of $2,500,000.

The following table shows the future amortization of debt owed through the end of fiscal year 2013.  This table assumes that Vineyard Bank maintains its original amortization table and excludes the credit line demand amount of $581,481 and the debt discount:

Year	Amount
2009	$7,584,543
2010	$322,271
2011	$329,370
2012	$336,925
2013	$1,725,322

GOING CONCERN

Our consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the consolidated financial statements included in this annual report, we had a working capital deficiency of $9,796,869 at December 31, 2008.  We have had material operating losses and have not yet created positive cash flows.  The working capital deficiency includes $8,302,847 of debt maturing including $3,753,046 from one of our banks, which we are in technical default on certain financial covents.  These factors raise substantial doubt about our ability to continue as a going concern.  We intend to integrate our newly acquired subsidiary over the next several months and generate positive cash flow from profitable operations.  However, we cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

REGISTRATION PENALTIES

Under the 2007 Registration Rights Agreement between us and certain stockholders, we are obligated to pay penalties of up to $42,000 per month, up to maximum of $420,000 if a registration statement was not filed with the SEC covering our Preferred Stock, Series I Warrants and the Common Stock underlying the Preferred Stock and warrants, by May 27, 2007 or was not declared effective within 150 days of the original issuance of the Preferred Stock and Series I Warrants (August 27, 2007).  The registration statement was declared effective on January 25, 2008.  Accordingly, the penalty incurred in the approximate amount of $200,000 was recorded as a liability in the fiscal quarter ended December 31, 2007 and continues to be reflected in the accompanying consolidated balance sheets.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Information Furnished

The accompanying consolidated financial statements have been prepared in accordance with Form 10-K instructions and in the opinion of management contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2008 and 2007, the results of operations for the years ended December 31, 2008 and 2007, and cash flows for the years ended December 31, 2008 and 2007.  These results have been determined on the basis of U.S. generally accepted accounting principles and practices applied consistently.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 20, 2008, we dismissed our principal independent accountant Malone & Bailey, PC (“M&B”).  The Company’s Board of Directors approved the decision to dismiss M&B.

Except as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which stated that “[t]he accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and that “the Company has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern,” the report of M&B on the Company’s financial statements for the fiscal year ended December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2007, and in the subsequent interim periods through October 20, 2008, there were no disagreements with M&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of M&B, would have caused M&B to make reference to the subject matter of the disagreement in connection with its report.

Effective October 20, 2008, the Company engaged Mayer Hoffman McCann P.C. (“MHM”) to act as the Company’s principal independent accountant.  The Board of Directors of the Company approved the decision to engage MHM.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 management is required to provide information on our internal control over financial reporting including that the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and the Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework for its evaluation. The COSO control framework is recognized by the SEC.

Our management evaluated, with the participation of our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of December 31, 2008 which constitutes a material weakness to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified a control deficiency during 2007 that continued to exist in the year ended December 31, 2008 because we lacked sufficient staff to segregate accounting duties.  Based on our review of our accounting controls and procedures, we believe the control deficiency in 2007 resulted primarily because we have one person performing all accounting-related on-site duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. Management believes this is a “material weakness.”

During the year ended December 31, 2008, management concluded that there were not adequate controls in place to properly evaluate and account for all the complex characteristics of the debt transactions executed by the Company in accordance with U.S. generally accepted accounting principles.  In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by the Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by the Company and the limited amount of personnel available to provide for proper level of oversight needed in accounting for these transactions.  Management has determined that these control deficiencies represent material weaknesses. Management is installing a new financial recording and reporting system and centralizing key financial activities.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the year ended December 31, 2008, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the year ended December 31, 2008.  These reviews and procedures were undertaken in order to confirm that our financial statements for the year ended December 31, 2008 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Such internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above.  During 2009, we intend to undertake actions to remediate the material weaknesses identified, including implementation of a new recordkeeping system, hiring additional staff to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weakness described above.  As part of our 2009 assessment of internal control over financial reporting, our management will test and evaluate these additional controls to be implemented in 2009 to assess whether they will be operating effectively.

We intend to continue to remediate material weaknesses and enhance our internal controls but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

ITEM 9B - OTHER INFORMATION

None.

PART  III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of December 31, 2008.

Name	Age	Position(s) or Office(s) Held(1)

Neil Reithinger	39	Chairman of the Board, President and Acting Chief Financial Officer
Eric Skae	45	President, Chief Operating Officer & Director
Thomas Pinkowski	55	Vice President
O. Lee Tawes, III	60	Director
David Tsiang	46	Director
Neil Russell	61	Director
Scott Ricketts	59	Director

_____________________

1

On March 4, 2009, our Board of Directors appointed Eric Skae as Chairman of the Board of Directors and Chief Executive Officer.  Our former Chairman and Chief Executive Officer, Neil Reithinger, will continue to serve as our Chief Financial Officer and also assume the role of Chief Operating Officer, where he will work with Mr. Skae on all Company initiatives.  Mr. Reithinger will also continue to serve on our Board of Directors.

The following is a summary of the business experience of our directors and officers:

ERIC SKAE was recently appointed our Chief Executive Officer and Chairman of our Board of Directors on March 4, 2009.  Mr. Skae has previously served as a director since September 28, 2008. Prior to joining our Company, Mr. Skae founded Skae Beverage International, LLC as Midnight Sun Brands, LLC in October 2002.  He has spent the past fifteen years in the beverage industry working in senior-level sales, marketing and distribution roles.  From 1999 to 2002, Mr. Skae worked as President and General Manager of Fresh Solutions, Inc., a Division of Saratoga Beverage Group.  While there he was responsible for a $25 million distribution business as well as advising the CEO on the company’s sale to North Castle Partners.  He also was responsible for rolling out the Naked Juice brand.  From 1997 to 1999, Mr. Skae was Director of Sales at Fresh Samantha Inc. where he managed 7 distribution centers, was responsible for 70% of company’s sales and assisted the company grow from $5 million in total sales to $45 million in 2 ½ years.  Prior to that from 1996 to 1997, he was Vice-President of National Accounts at Hansen Beverage Company where he secured and managed National Accounts such as Seven Eleven, Walgreens, Circle K, Publix, Giant Foods, Mobil, Chevron, Texaco and Quik Trip.  He also managed all Canadian business.  From 1993 to 1996, Mr. Skae was a Regional Manager at Arizona Beverages where he managed the Mid-Atlantic region from $2 million to $10 million in sales in 2 years.  Mr. Skae graduated from Northwood University with a Bachelors degree in Business Administration.

NEIL REITHINGER has served as our Chief Financial Officer since October 28, 1996 and was recently appointed our Chief Operating Officer on March 4, 2009.  Mr. Reithinger has also served as a director since February 18, 1997.  Mr. Reithinger previously served as our Chairman of the Board, President and Chief Executive Officer from April 3, 1998 to March 4, 2009.  Prior to joining us, and from July 1992 to December 1993, Mr. Reithinger worked for Bank of America.  He received a Bachelor’s degree in accounting from the University of Arizona in 1992 and received his certification as Certified Public Accountant in 1996.

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

SCOTT RICKETTS is the President and owner of RC Industries, Inc. whose primary holding is Mid's Pasta Sauces, located in Navarre, Ohio. Mid's is a high-end food manufacturing company specializing in premium Italian pasta sauces. Mid's products can be found in 2,300 stores in 15 states. Mr. Ricketts began his career at the Amster Kirtz Company, an Ohio-based distributor of candy, beverage and food products, where he rose to the position of sales manager. In 1979, Scott left Amster Kirtz to purchase Ewing Sales, a small, Northeast Ohio food brokerage company. Over the next eighteen years, he built Ewing into a $100 million (sales) company handling lines from, among others, Procter & Gamble, Hunt-Wesson, Newman's Own, Fisher Nut and Cadbury. In 1997, he sold Ewing to a Detroit-based brokerage firm and purchased Mid's. Mr. Ricketts is the recipient of many regional and national food industry awards and has been a tireless fundraiser for charitable organizations throughout Ohio. He is also a former board member of the Canton Chapter of the American Heart Association and has sat on the Professional Football Hall of Fame Committee. He attended Kent State University and currently serves on the university's Athletic Board.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  During the last calendar year, the following officers and directors filed the following reports late:  David Tsiang was late in filing two Form 4s representing six transactions, Mr. Reithinger was late in filing a Form 3 representing 4 transactions, Mr. Tawes was late in filing a Form 3 representing 10 transactions, Mr. Pinkowski was late in filing a Form 3 representing 3 transactions and Mr. Rullich was late in filing a Form 3. Mr. Russell was late in filing a Form 4 representing 1 transaction.

BOARD OF DIRECTORS AND OFFICERS

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended December 31, 2008, our Board held five meetings and took actions by written consent on eleven occasions.  None of our directors attended less than 75% of our board meetings.

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

David Tsiang and Neil Russell are “audit committee financial experts” as that term is set forth in Item 407(d)(5)(ii).

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

Our directors annually review all director performance over the prior year and make recommendations to the Board of Directors for future nominations. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's curriculum vitae, to our Board of Directors at Baywood International, Inc., 9380 E. Bahia Dr., Suite A-201, Scottsdale, Arizona 85260, and the Board of Directors will consider such nominee.  There is no assurance that a director candidate suggested by a stockholder will be placed on the ballot at our annual meeting of stockholders.

CODE OF ETHICS

On June 29, 2007, we adopted a Code of Ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officers and principal accounting officers.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth all compensation for the last two completed fiscal years awarded to, earned by, or paid to our current and former Principal Executive Officers and two most highly compensated executive officers, referred to herein as the "Named Executive Officers."  No other executive officer or employee’s compensation exceeded $100,000 during the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended December 31, 2008 and 2007

Name and Principal Position	Year	Salary $(1)	Bonus $	Stock Awards $(1)(2)	Total $
(a)	(b)	(c)	(d)	(e)	(j)
Eric Skae (4) Principal Executive Officer, President	2008	54,314	12,500	184,000	250,814
	2007	––	––	––	––

Neil Reithinger (6) Former Principal Executive Officer, Chief Operating Officer, Chief Financial Officer, Secretary	2008	149,900	––	196,000	345,900
	2007	107,479	––	257,000	364,479

Karl Rullich Former Vice President (5)	2008	67,646	––	2,000	69,646
	2007	36,545	––	––	36,545

Thomas F. Pinkowski (3)	2008	198,602			198,602
Vice President	2007	154,885	100,000	234,000	488,885

__________________

1

Excludes deferred salaries described in narrative below.

2

Dollar amounts are recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R.

3

Mr. Pinkowski joined our Company on March 30, 2007.

4

Mr. Skae joined our Company on September 9, 2008 and was appointed Chief Executive Officer (Principal Executive Officer) on March 4, 2009.

5

Mr. Rullich resigned as a director on September 28, 2008 and as an officer on December 19, 2008.

6

Mr. Reithinger was appointed Chief Operating Officer on March 4, 2009.

NARRATIVE TO SUMMARY COMPENSATION TABLE

In 2006, Mr. Reithinger and Mr. Rullich elected to defer the payment of a portion of their salaries or convert their salaries to equity to conserve cash.  These deferred salaries have been accrued.  As of December 31, 2008, the accrued compensation owed to Mr. Reithinger and Mr. Rullich is $109,900 and $137,875, respectively.  We intend to pay these loans and deferred salaries in the future as our cash flows permit.  While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts.  Furthermore, these Named Executive Officers are actively involved in our day-to-day operations and understand that, if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

EMPLOYMENT AGREEMENTS

Thomas Pinkowski

Effective as of March 30, 2007, we entered into an employment agreement with Mr. Pinkowski, pursuant to which Mr. Pinkowski agreed to serve as our Vice President and as President of Nutritional Specialties Inc., our wholly owned subsidiary, for a five-year term, at an annual compensation of $200,000, subject to an annual increase of 5% upon meeting performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board, together with (i) an annual bonus of 4% of our annual net operating income based on achievement of performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board, with a minimum bonus for 2007 of $100,000, (ii) a matching 401(k) Plan contribution of up to $10,000 per year, (iii) a car allowance of $900 per month, (iv) a stock option grant to purchase 250,000 shares of our Common Stock at an exercise price of $1.80 per share, vesting in equal annual installments over five years and exercisable for a five-year period after each vesting date, as to the installment then vesting, subject to reduction of such period upon death, disability or termination of employment, (v) an award of 100,000 shares of restricted Common Stock, which shall become unrestricted in five equal annual installments commencing at the end of the first year of employment, and (vi) payment or reimbursement for business use of an internet-access high-speed line, cell phone and other business related expenses.  The employment agreement contains restrictions on competition for one year after termination of employment, or March 30, 2010 which represents three years after the closing of the acquisition of Nutritional Specialties, whichever is the longer period.

Neil Reithinger

Effective as of July 11, 2007, we entered into an employment agreement with Mr. Reithinger pursuant to which Mr. Reithinger agreed to serve as our President and Chief Executive Officer for a five-year term, with annual compensation of $150,000 (retroactive to April 1, 2007), subject to an annual increase of 5% upon meeting performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board, together with (i) an annual bonus to be determined by the Board or otherwise based on performance as reasonably determined by the Board, (ii) a matching 401(k) Plan contribution of up to 6% of his salary per year, and (iii) a stock option to purchase 500,000 shares of our Common Stock at an exercise price of $1.00 per share, exercisable for a ten-year term.  On January 8, 2009, Mr. Skae was appointed as President of the Company and Mr. Reithinger was appointed as Secretary.  On March 4, 2009, Mr. Reithinger was appointed Chief Operating Officer and Chief Financial Officer and Mr. Skae was appointed as Chief Executive Officer.

Eric Skae

Effective as of September 9, 2008, we entered into an employment agreement with Mr. Skae pursuant to which Mr. Skae agreed to serve as our Vice President and President of Baywood New Leaf Acquisition Inc., our wholly owned subsidiary, for a five-year term, with annual compensation of $175,000 subject to an annual increase of 5% upon meeting performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board together with (i) an annual bonus of 4% of our annual net operating income based on achievement of performance standards reasonably established by the Board, or otherwise based on performance as reasonably determined by the Board, with a minimum bonus of $50,000, (ii) a car allowance of $750 per month, (iii) a stock option grant to purchase 250,000 shares of our Common Stock at an exercise price of $0.90 per share, vesting in equal annual installments over five years and exercisable for a five-year period after each vesting date, as to the installment then vesting, subject to reduction of such period upon death, disability or termination of employment, and (iv) access to our benefit plans which we make generally available to other similarly situated senior level employees performing similar functions.  The employment agreement contains restrictions on competition for one year after termination of employment, or three years after the closing of the acquisition of Skae Beverage International, whichever is the longer period.  On January 8, 2009, Mr. Skae was appointed President and Chief Operating Officers of our Company.  On March 4, 2009, the Board appointed Mr. Skae as Chairman of the Board and Chief Executive Officer.

Other than as described above, we do not have any other oral or written employment, severance or change-in-control agreements with our Named Executive Officers.

COMPENSATION PURSUANT TO STOCK OPTIONS

We grant stock options from time to time to our officers, key employees and directors.  Effective March 30, 2007, we granted to Mr. Pinkowski an option to purchase 250,000 shares of our Common Stock at an exercise price of $1.80 per share, vesting in equal annual installments over five years and exercisable for a five year period after each vesting date. Effective July 11, 2007, we granted Mr. Reithinger an option to purchase 500,000 shares of our Common Stock at an exercise price of $1.00 per share, exercisable for a ten-year term. Effective September 9, 2008 and we granted Mr. Skae an option to purchase 250,000 shares of our Common Stock at an exercise price of $0.90 per share, exercisable for a 10-year term.  Effective September 28, 2009, we granted Mr. Reithinger separate options, each to purchase 300,000 shares of our Common Stock at an exercise price of $0.80 per share, exercisable for a ten-year term.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on December 31, 2008, the last day of our fiscal year, to each of the Named Executive Officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End December 31, 2008 Table

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date
(a)	(b)	(c)	(e)	(f)

Eric Skae	250,000	200,000	$0.90	September 9, 2018

Neil Reithinger	100,000		$3.00	May 13, 2009
	500,000		$1.00	July 11, 2017
	300,000		$0.80	September 28, 2018
	300,000	300,000	$0.80	September 28, 2018

Karl Rullich	43,741	––	$1.02	June 30, 2018

Thomas F. Pinkowski	50,000	200,000	$1.80	April 5, 2012

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

DIRECTOR COMPENSATION

Two directors, Neil Russell and Scott Ricketts, received options for shares of our Common Stock of 62,500 and 30,000, respectively, which vest over a 10-year period.  Other directors do not receive any compensation for serving on the Board of Directors.

The following table sets forth all compensation paid to non-executive and non-employee directors during the fiscal year ended December31, 2008:

Director Compensation Table for the Fiscal Year Ended December 31, 2008

Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($)(1) (c)	Option awards ($) (d)	Non-equity incentive plan compensation ($) (e)	Non-qualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
O. Lee Tawes, III	––	––	––	––	––	––	––
David Tsiang	––	––	––	––	––	––	––
Neil Russell	––	––	$ 40,163	––	––	––	$ 40,163
Scott Ricketts	––	––	$ 16,914	––	––	––	$ 16,914

1.

Dollar amounts are recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS 123R.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

Our two outside directors receive stock options as compensation for services as a director.  The stock options vest immediately and are valued using the Black-Scholes option pricing model.  No other director receives any compensation.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of our Common Stock as of December 31, 2008, by each person known by us to (i) beneficially own more than 5% of our Common Stock and by each of our (ii) directors, (iii) named executive officers at the end of our most recently completed fiscal year as defined in Regulation S-K, Item 402(m)(2) and (iv) all directors and executive officers as a group. Except as otherwise indicated, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their shares beneficially owned, except to the extent that authority is shared by spouses under applicable law.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
Common	Neil Reithinger (3)	1,086,757	11.5%

Common	Karl H. Rullich (4)	953,600	11.2%

Common	O. Lee Tawes, III (5)	3,867,774	37.2%

Common	Thomas Pinkowski (6)	1,467,500	16.5%

Common	David Tsiang (7)	308,650	3.5%

Common	Neil Russell (8)	112,500	1.3%

Common	Skae Beverage International, LLC (9)	2,126,453	23.0%

Common	Scott Ricketts (10)	173,679	2.0%

Common	Eric Skae (11)	3,674,999	34.1%

Common	GCE Property Holdings, Inc. (12) 1290 Avenue of the Americas New York, NY 10104	2,352,941	21.6%

Common	Lorraine DiPaolo (13) c/o Northeast Securities, Inc. 100 Wall Street, 8th Floor New York, NY 10005	959,482	10.4%

All executive officers and directors as a group (8 persons)		11,645,459	80.6%

(1)

Unless otherwise indicated, the mailing address for each party listed is c/o Baywood International, Inc., 9380 E. Bahia Dr., Suite A201, Scottsdale, AZ  85260.

(2)

Based on 8,399,056 common shares issued and outstanding on December 31, 2008.

(3)

Mr. Reithinger beneficially owns 161,757 shares of Common Stock, an option to purchase 125,000 common shares at an exercise price of $3.00 per share, an option to purchase 500,000 common shares at an exercise price of $1.00 per share and  an option to purchase 300,000 common shares at an exercise price of $0.80 per share.

(4)

Mr. Rullich beneficially owns 953,600 shares of Common Stock.

(5)

Mr. Tawes beneficially owns 2,024,426 shares of Common Stock, an option to purchase 10,000 common shares at an exercise price of $1.60 per share, a warrant to purchase 48,377 common shares at an exercise price of $0.40 per share, a warrant to purchase 24,189 common shares at an exercise price of $0.80 per share, a warrant to purchase 12,094 common shares at an exercise price of $1.60 per share, a warrant to purchase 8,063 common shares at an exercise price of $2.40 per share, a warrant to purchase 125,000 common shares at an exercise price of $0.40 per share, a warrant to purchase 250,000 common shares at an exercise price of $0.40 per share, a warrant to purchase 100,000 common shares at an exercise price of $0.80 per share, a warrant to purchase 50,000 common shares at an exercise price of $0.80 per share, a warrant to purchase 50,000 common shares at an exercise price of $0.79 per share, a warrant to purchase 150,000 common shares at an exercise price of $0.85 per share, a warrant to purchase 78,125 common shares at an exercise price of $0.80 per share, a warrant to purchase 312,500 common shares at an exercise price of $0.80 per share, and 50,000 shares of Series I Convertible Preferred Stock that are convertible into 625,000 shares of Common Stock at a conversion price of $0.80 per share.

(6)

Mr. Pinkowski beneficially owns 1,100,000 shares of Common Stock, a warrant to purchase 17,500 common shares at an exercise price of $1.00 per share, 100,000 shares issuable upon conversion of a

$100,000 convertible note at a conversion price of $1.00 and an option to purchase 250,000 common shares at an exercise price of $1.80 per share.

(7)

Mr. Tsiang beneficially owns 62,766 shares of Common Stock, warrants to purchase 21,250 common shares at an exercise price of $0.40 per share, warrants to purchase 155,000 common shares at an exercise price of $0.80 per share, warrants to purchase 25,884 common shares at an exercise price of $0.85 per share and 3,500 shares of Series I Convertible Preferred Stock that are convertible into 43,750 shares of Common Stock, at a conversion price of $0.80 per share.

(8)

Mr. Russell beneficially owns warrants to purchase 6,250 common shares at an exercise price of $0.40 per share, 2,500 shares of Series I Convertible Preferred Stock that are convertible into 31,250 shares of Common Stock at a conversion price of $0.80 per share, an option to purchase 12,500 common shares at an exercise price of $1.00 per share and an option to purchase 62,500 common shares at an exercise price of $0.79 per share.

(9)

Skae Beverage International, LLC beneficially owns 1,444,444 shares of Common Stock and 682,009 shares of Common Stock issuable upon the conversion of a promissory note with a principal amount of $1,000,000 plus approximately $23,013.70 of accrued interest as of December 31, 2008, at a conversion price of $1.50 per share. Mr. Eric Skae is the sole control person of Skae Beverage International, LLC and, as such, has full voting and dispositive control over the shares held by Skae Beverage International, LLC.

(10)

Mr. Ricketts beneficially owns a warrant to purchase 28,736 common shares at an exercise price of $0.87 per share, 10,000 shares of Series J Preferred Stock, that are convertible into 114,943 shares of Common Stock at a conversion price of $0.87 per share, and an option to purchase 30,000 common shares at an exercise price of $0.74 per share.

(11)

Mr. Skae beneficially owns an option to purchase 50,000 common shares with an exercise price of $0.90 per share, which expires on September 9, 2013, a warrant to purchase 150,000 common shares at an exercise price of $0.85 per share and a warrant to purchase 145,000 common shares at an exercise price of $0.85 per share.  Through Skae Beverage International, Inc., Mr. Skae beneficially owns 1,444,444 shares of Common Stock and 682,009 shares of Common Stock issuable upon the conversion of a promissory note with a principal amount of $1,000,000 plus approximately $23,000 of accrued interest as of December 31, 2008, at a conversion price of $1.50 per share. In addition, through various individuals related to Mr. Skae, Mr. Skae beneficially owns a total of 1,203,546 shares of Common Stock issuable upon the conversion of promissory notes with a total principal amount of $1,000,000 plus approximately $23,000 of accrued interest as of December 31, 2008.  The Note plus accrued interest may only be converted to Common Stock upon an event of default. Assuming conversion on December 31, 2008, these promissory notes are convertible at $0.85 per share.

(12)

Includes (a) 1,176,471 shares of Common Stock issuable upon the conversion of a 12% Subordinated Note with an conversion price of $0.85 per share and a maturity date of the earlier of (i) September 4, 2009 or (ii) no more than 15 business days following the closing of a debt or equity financing or series of debt or equity financings in which we receive at least $4,000,000 of gross proceeds and (b) 1,176,470 shares of Common Stock issuable upon the exercise of warrants with an exercise price of $0.85 per share and an expiration date of September 5, 2013.  Kenneth L. Henderson, as President of GCE Property Holdings, Inc., has voting and dispositive control over the securities.

(13)

Includes 261,218 shares of Common Stock, 23,750 shares of Common Stock issuable upon exercise of a warrant with an exercise price of $1.00 per share and expiration date of March 30, 2012, 76,719 shares of Common Stock issuable upon exercise of a warrant with an exercise price of $0.80 per share and expiration date of March 30, 2012, 117,648 shares of Common Stock issuable upon the conversion of a 12% Subordinated Note with an exercise price of $0.85 per share and a maturity date of the earlier of (i) September 4, 2009 and (ii) no more than 15 business days following the closing of a debt or equity financing in which we receive at least $4,000,000 of gross proceeds, and 117,647 shares of Common Stock issuable upon exercise of a warrant with an exercise price of $0.85 per share and expiration date of September 5, 2013.  In addition, through her spouse, Gordon DiPaolo, Ms. DiPaolo beneficially owns 50,000 shares of Series I Convertible Preferred Stock that are convertible into 250,000 shares of Common Stock at a conversion price of $0.87 per share, 50,000 shares of Common Stock issuable upon exercise of a warrant with an exercise price of $0.40 per share and expiration date of March 30, 2012 and 62,500 shares issuable upon exercise of a warrant with an exercise price of $0.80 per share and expiration date of April 4, 2013.

As of December 31, 2008, there are no arrangements known to management which may result in a change in control of our Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2008 regarding our stock option plan compensation under which our equity securities are authorized for issuance:

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

At our Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of Common Stock that may be granted to 2,000,000 under all plans.  A total of 1,581,948 shares are available for stock grants under all plans, or 18% of our issued and outstanding Common Stock as of December 31, 2008, assuming all options under both plans were granted and exercised.  During the year ended December 31, 2007, the Board of Directors approved three plans to outside contracts totally 500,000 options convertible into 500,000 common shares.  Each plan’s vesting will occur after achievement of certain measurable objectives.  Two of the plans provided for a combined 25,000 options exercisable on signing; combined 25,000 options vest upon completion of an acceptable marketing plan and a combined 200,000 options vest on achievement of product line sales objectives; the options are exercisable until July 11, 2010 at a price of $1.00 per share.  The other plan’s vesting occurs as Nutritional Specialties sales increase above certain threshold levels.  These options are exercisable until October 15, 2012.

On May 14, 2008, our Board of Directors approved our 2008 Stock Option and Incentive Plan.  Under our 2008 Stock Option and Incentive Plan, the maximum number of shares of Common Stock reserved and available for issuance shall be 2,000,000 shares, subject to adjustment.  The 2008 Plan provides that shares granted come from our authorized but unissued Common Stock or shares of Common Stock that we reacquired. The price of the options granted pursuant to these plans shall be no less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from the date of grant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

From time to time, certain officers and directors loan us money as well as defer payment of salaries in order to assist us in our cash flow needs.

The table below outlines the fees paid to Northeast Securities, Inc. for the year ended December 31, 2008, the warrants are valued under Black-Scholes which is discussed under Critical Accounting Policies:

Description	Cash	Warrants	Total
April 2008 Bridge	$50,750	$-	$50,750
September 2008 Bridge	158,798	90,051	248,849
Series J Preferred	14,591		14,591
Total	$224,139	$90,051	$314,190

The table below sets forth the amounts of notes payable and accrued salaries of our officers and directors as of December 31, 2008:

	Notes Payable		Accrued	Accrued
Officer/Director	Amount	Accrued Interest	Salaries & Bonus Amount	Dividend Amount
Neil Reithinger President & Chief Executive Officer	$22,181	$-	$109,900	$-
Thomas Pinkowski Vice-President	168,750	3,414
Karl H. Rullich Vice-President	24,760	5,562	137,875	78,481

Eric Skae Vice President	2,100,000	9,205
O. Lee Tawes, III Director	1,175,000	74,404	-	-
Totals	$3,468,691	$92,585	$247,775	$78,481

In February 2008, as part of the restructuring of two loans with O. Lee Tawes, III, our director, we granted Mr. Tawes a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $0.79 per share and a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $0.80 per share, both warrants expiring in February 2013.

In April 2008, Mr. Tawes participated in a private placement of Units, referred to as the April 2008 Bridge Financing, by acquiring 2.5 Units.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s Common Stock at a price per share of $0.80, with an expiration date of April 4, 2013.

In July 2008, Mr. Tawes provided us with additional financing in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 312,500 shares of our Common Stock at a price per share of $0.80, which will expire July 14, 2013.

In August 2008, we entered into a lease agreement with the brother of our President and Chief Executive Officer, Neil Reithinger.  The Board of Directors, except for Mr. Reithinger, reviewed several proposals for alternate facilities and determined that Mr. Reithinger’s brother’s facility was superior and the terms of the lease were better than could be obtained from an independent third party.  The lease is a five year lease with a two year option out, with monthly lease payments of $4,500.

On October 23, 2008, Eric Skae, our Vice President and director, provided financing to us in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 295,000 shares of our Common Stock at a price per share of $0.85, which will expire July 14, 2013.

On November 4, 2008, Scott Ricketts, our director, participated in a private placement, for $100,000.  In exchange, Mr. Ricketts received a warrant to purchase 28,736 common shares at an exercise price of $0.87 per share, which will expire on November 4, 2013 and on December 22, 2008,  We issued Mr. Ricketts 10,000 shares of Series J Preferred Stock, convertible at $0.87 per share into 114,943 shares of our Common Stock.

In February 2009 Mr. Tawes participated in a private placement of Units, referred to as the February 2009 Bridge Financing, by acquiring .25 units.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of the Company’s Common Stock at a price per share of $0.85 with an expiration date of February, 2014.

On March 20, 2009, we entered into a transaction with our Chief Executive Officer, Mr. Eric Skae, whereby we issued to Mr. Skae a 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a Warrant to purchase up to 100,000 shares of our Common Stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant.  The 18% Subordinated Note is due on April 12, 2009, unless due earlier in accordance with the terms of the Note.  Interest accrues on the Note at a rate of 18% per year.  Absent the occurrence of an event of default, as defined in the Note, we may prepay the Note for 100% of the full principal plus all accrued interest thereon, at any time prior to April 12, 2009, without penalty.

On March 26, 2009, Mr. Tawes, a director, provided financing to the Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of the Company’s Common Stock at a price per share of $0.85, which will expire March 26, 2014.

Our policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable than those that could be obtained from non-affiliates.  Any such related party transaction must be reviewed by our independent directors.

Director Independence

During the year ended December 31, 2008, Neil Reithinger, Eric Skae, O. Lee Tawes, III, David Tsiang, Neil Russell and Scott Ricketts served as our directors.  Currently, Mr. Russell is considered an independent director as defined under the standards of independence set forth in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market.  We are currently traded on the Over-the-Counter Bulletin Board, or OTCBB.  The OTCBB does not require that a majority of the board be independent.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have paid or expect to pay the following fees to Mayer Hoffman McCann P.C. and Malone & Bailey P.C. for work performed in 2008 and 2007 or to Malone & Bailey PC. for work performed in their audit of our  consolidated financial statements:

	2008	2007
Audit Fees	$ 120,000	$ 125,000
Audit-Related Fees	––	––
Tax Fees	––	––
All Other Fees	––	––

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

The board has reviewed the fees paid to Mayer Hoffman McCann P.C. and Malone & Bailey, PC for 2008 and 2007, and has considered whether the fees paid for non-audit services are compatible with maintaining Mayer Hoffman McCann P.C. and Malone & Bailey, PC independence.  The board has also adopted policies and procedures to approve audit and non-audit services provided in 2008 and 2007 by Mayer Hoffman McCann P.C. and Malone & Bailey, PC. in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.  These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level.  The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

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

4.26

Common Stock Purchase Warrant between the Company and Eric Skae, dated March 20, 2009 (included as Exhibit 4.1 to the Form 8-K filed March 24, 2009, and incorporated herein by reference).

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

10.7

Asset Purchase Agreement by and among the Company, Baywood Acquisition, Inc, Nutritional Specialties, Inc., d/b/a  LifeTime® or LifeTime® Vitamins, and certain individuals named therein, dated March 30, 2007 (included as Exhibit 2 to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.8

10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and O. Lee Tawes, III, on the other side, dated March 30, 2007 (included as Exhibit 4.iv to the Form 8-K filed April 11, 2007, and incorporated herein by reference). ®

10.9

10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and John Talty on the other side, dated March 30, 2007 (included as Exhibit 4.iv to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

10.26

Real Estate Lease between Baywood International Inc. and Glenn Reithinger, dated October 1, 2008 (included as Exhibit 10.23 to the Form 10-Q filed August 19, 2008, and incorporated herein by reference).

10.27

Form of 12% Subordinated Note, dated September 5, 2008 (included as Exhibit 10.1 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

10.28

Form of Side Letter Agreement between the Company and the investors signatory thereto, dated  September 5, 2008 (included as Exhibit 10.3 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

10.29

Form of Guaranty made by O. Lee Tawes, III, dated September 5, 2008 (included as Exhibit 10.4 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

10.30

Form of Put between O. Lee Tawes, III, and the investors signatory thereto, dated September 5, 2008 (included as Exhibit 10.5 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

10.31

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

10.39

8% Convertible Subordinated Promissory Note for $100,000, issued by the Company to Skae Beverage International, LLC, dated September 9, 2008 (included as Exhibit 10.9 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.40

Employment Agreement between the Company and Eric Skae, dated September 9, 2008 (included as Exhibit 10.10 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.41

Form of 12% Subordinated Promissory Note (included as Exhibit 10.38 to the Form 10Q filed November 19, 2008, and incorporated herein by reference).

10.42

12% Subordinated Note issued by the Company to O. Lee Tawes, III, dated July 14, 2008 (included as Exhibit 10.39 to the Form 10Q filed November 19, 2008, and incorporated herein by reference).

10.43

12% Subordinated Note issued by the Company to Eric Skae, dated October 23, 2008 (included as Exhibit 10.40 to the Form 10Q filed November 19, 2008, and incorporated herein by reference).

10.44

18% Subordinated Note issued by the Company to Eric Skae, dated March 20, 2009 (included as Exhibit 10.1 to the Form 8-K filed March 24, 2009, and incorporated herein by reference).

14.1

Code of Ethics.

21.1

Subsidiaries of the Registrant.

23.1

Consent of Malone & Bailey, PC.

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

April 14, 2009	/s/ Eric Skae
Eric Skae
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Eric Skae	Chairman of the Board, Principal Executive Officer and President	April 14, 2009
Eric Skae

/s/ Neil Reitinger	Chief Operating Officer, Chief Financial Officer, Secretary and Director	April 14, 2009
Neil Reithinger

/s/ O. Lee Tawes, III	Director	April 14, 2009
O. Lee Tawes, III

/s/ David Tsiang	Director	April 14, 2009
David Tsiang

/s/ Neil Russell	Director	April14, 2009
Neil Russell

/s/ R. Scott Ricketts	Director	April 14, 2009
R. Scott Ricketts

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Baywood International, Inc.

Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of Baywood International, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baywood International, Inc. as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, was not in compliance with certain financial covenants related to debt agreements, and has a significant amount of debt of which approximately $8.3 million matures in 2009, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.

Mayer Hoffman McCann P.C.

Phoenix, Arizona

April 14, 2009

INDEPENDENT ACCOUNTANTS' REPORT

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

/s/ Malone & Bailey, PC

Malone & Bailey, PC

www.malone-bailey.com

Houston, Texas

April 14, 2008

BAYWOOD INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
CURRENT ASSETS
Cash & cash equivalents	$98,410	$692,049
Accounts receivable, net of allowance for uncollectible of $256,323 in 2008 & $2,166 in 2007	945,830	760,304
Inventory	1,217,150	1,368,412
Prepaids	68,947	69,952
Stock subscription receivable	50,000
Total current assets	2,380,337	2,890,717
PROPERTY & EQUIPMENT
Computer & equipment - net	201,012	65,382
OTHER ASSETS
Investment in non-consolidated Joint Venture - net of impairment	100	34,521
Other	150	150
Goodwill & other intangible assets - net	13,765,387	9,471,922
Deferred financing costs - net	470,572	346,916
Total other assets	14,236,209	9,853,509
Total assets	$16,817,558	$12,809,608
CURRENT LIABILITIES
Accounts payable	1,967,224	1,081,790
Accrued liabilities related party	420,014	488,923
Accrued liabilities	1,192,211	819,447
Interest payable	192,909	119,259
Dividends payable	101,999	108,943
Short-term notes - related party	1,634,512	365,341
Short-term notes - other	500,221	581,481
Notes payable - current portion	6,168,114	4,123,698
Total current liabilities	12,177,204	7,688,882
OTHER LIABILTIES
Long-term debt - related party	1,850,000	782,726
Long-term debt - other	863,889	1,593,527
Total other liabilities	2,713,889	2,376,253
Total liabilities	$14,891,093	$10,065,135
STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value, convertible 10,000,000 shares authorized
Class A - 35,000 shares issued and outstanding	35	35
Class H - 350,000 shares issued and 23,558 shares outstanding	24	24
Class I - 540,000 shares issued and 535,000 shares outstanding in 2008; 540,000 shares outstanding in 2007	535	540
Class J - 20,000 shares issued and outstanding in 2008	20
Common Stock, $.001 par value, 500,000,000 shares authorized, December 31, 2008 8,399,056; December 31, 2007 6,579,647 shares issued and outstanding	8,399	6,580
Additional paid-in capital	22,786,251	18,910,811
Accumulated other comprehensive loss	(37,350)	(37,350)
Accumulated deficit	(20,831,449)	(16,136,167)
Total stockholders' equity	1,926,465	2,744,473
Total liabilities and stockholders' equity	$16,817,558	$12,809,608

See accompanying notes to the financial statements.

BAYWOOD INTERNATIONAL, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2008	2007
SALES:
Net sales	$13,543,940	$9,528,870
COST OF SALES:

Cost of sales	7,745,234	5,158,575
Gross profit	$5,798,706	$4,370,295
OPERATING EXPENSES:

Shipping & handling	1,373,644	889,697
Marketing expenses	2,974,002	1,542,291
General & administrative	2,765,221	1,847,732
Option & stock compensation expense	345,581	337,444
Depreciation & amortization	250,977	78,895
Settlement of lawsuit	250,000
Total operating expense	7,959,425	4,696,059
Operating loss	$(2,160,719)	$(325,764)
OTHER INCOME (EXPENSE):

Interest Income	1,039	3,807
Miscellaneous income (expense) - net	21,779	(20,296)
Interest expense	(836,971)	(720,070)
Amortization of debt discount & debt acquisition cost	(1,151,584)	(641,005)
Impairment charge - Joint Venture	(103,289)
Total other income (expense)	(2,069,026)	(1,377,565)

LOSS BEFORE TAXES	$(4,229,745)	$(1,703,329)

PROVISION FOR INCOME TAXES	––	––

NET LOSS	$(4,229,745)	$(1,703,329)

PREFERRED DIVIDENDS DECLARED	465,537	369,189

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,695,282)	$(2,072,518)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.69)	$(0.48)

BASIC AND DILUTED WEIGHTED AVERAGE OF	6,851,984	4,283,338
COMMON SHARES OUTSTANDING

See accompanying notes to the financial statements.

BAYWOOD INTERNATIONAL, INC.

Consolidated Statement of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock
	Shares	Dollars	Shares	Dollars	Additional Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Total
Balance December 31, 2006
Series A Preferred	35,000	$35
Series F Preferred	11,710	12
Series G Preferred	200,000	200
Series H Preferred	350,000	350

Balance December 31, 2006	596,710	$597	2,133,364	$2,133	$11,342,637	$(36,000)	$(14,063,648)	$(2,754,281)
Conversion of preferred stock to common stock
Class F	(11,710)	(12)	1,171,000	1,171	(1,159)
Class G	(200,000)	(200)	250,000	250	(50)
Class H	(326,442)	(326)	816,105	816	(490)

Conversion of notes payable to common stock			1,018,438	1,019	813,731			814,750
Issuance of common stock for acquisition of Nutritional Specialties, Inc			1,100,000	1,100	1,098,900			1,100,000
Conversion of accounts payable to common stock			81,251	81	64,920			65,001
Warrants issued with debt					411,600			411,600
Stock-based compensation expense					337,444			337,444
Preferred stock dividends paid in common stock			9,647	10	9,637		(9,647)	––
Sales of Series I preferred stock - net of transaction fees	510,000	510			3,884,490			3,885,000
Warrants issued with Class I Preferred Stock					749,307			749,307
Dividend on forgiveness of note receiveable					(100,000)			(100,000)
Conversion of notes payable to Series I Preferred Stock	30,000	30			299,970			300,000
Write down of investment						(1,350)		(1,350)
Dividend on preferred stock							(359,543)	(359,543)
Elimination of fractional shares in reverse split			(158)		(126)			(126)
Net (loss)							(1,703,329)	(1,703,329)

Balance December 31, 2007	598,558	$599	6,579,647	$6,580	$18,910,811	$(37,350)	$(16,136,167)	$2,744,473
Warrants issued with debt					1,393,268			1,393,268
Conversion feature of debt					435,835			435,835
Commons stock issued for services			310,000	310	209,690			210,000
Common stock issued to acquire Skae Beverage International, LLC			1,444,444	1,444	1,298,556			1,300,000
Sales of preferred shares	20,000	20			199,980			200,000
Transaction cost on sales of Sereis J Preferred Shares					(33,210)			(33,210)
Stock-based compensation expense					345,582			345,582
Commons stock issued for dividends on Preferred Stock			2,465	2	2,082			2,084
Conversion of Preferred Series I for Common Stock	(5,000)	(5)	62,500	63	(58)			––
Dividend - benefical conversion feature of Series J Preferred Stock					23,715		(23,715)
Preferred dividend							(441,822)	(441,822)
Net (loss)							(4,229,745)	(4,229,745)

Balance December 31, 2008	613,558	$614	8,399,056	$8,399	$22,786,251	$(37,350)	$(20,831,449)	$1,926,465

See accompanying notes to the financial statements.

BAYWOOD INTERNATIONAL, INC.

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2008	2007
Operating Activities:
Net (loss)	$(4,229,745)	$(1,703,329)
Adjustments to reconcile net (loss) to cash used in operating activities
Depreciation and amortization	1,402,561	781,015
Stock compensation expense	345,582	337,444
Impairment charge - Joint Venture	103,289	––
Stock issued for services	210,000	––
Changes in Assets & Liabilities:
(Increase) decrease in -
Accounts receivable	3,337	375,112
Inventory	612,860	(207,454)
Prepaid expenses	2,905	60,485
Accounts payable & accrued liabilities	243,113	290,435
Net cash used in operating activities	$(1,306,098)	$(66,292)

Investing Activites:
Purchase of equipment	(144,929)	(6,629)
Purchase of net assets of Nutritional Specialties, Inc. - net of cash acquired	––	(7,243,275)
Purchase of net assets of Skae Beverage International LLC. - net of cash acquired	(746,442)	––
Investment in Joint Venture	(68,868)	(34,521)
Net cash used in investing activities	$(960,239)	$(7,284,425)

Financing Activities:
Proceeds from notes payable	3,335,975	6,601,000
Proceeds from sale of stock	150,000	5,100,000
Fees paid in connection with acquiring debt	(253,304)	––
Fees paid in connection with raising capital	(33,210)	(523,118)
Payment of dividends	(467,919)	(240,228)
Proceeds from (payments on) line of credit - net	(81,260)	377,963
Principal payments on notes payable	(977,584)	(3,295,051)
Net cash provided by finanicing activities	$1,672,698	$8,020,566
Change in cash & equivalents	(593,639)	669,849
Cash & cash equivalents beginning of year	692,049	22,200
Cash & cash equivalents end of year	$98,410	$692,049

Supplemental disclosures:
Cash paid during the year for:
Interest	$661,579	$567,141
Noncash Investing and Financing Activities:
Net assets acquired from Nutritional Specialties, Inc. - net of cash	––	$119,807
Net liabilities acquired from Skae Beverage International, LLC	289,439	––
Accrued preferred stock dividends	183,241	108,157
Common stock issued in connection with acquisition	1,300,000	1,100,000
Debt conversion to common stock		591,363
Conversion of preferred to common stock	50,000	538,152
Common stock issued in lieu of dividends	2,082	9,647
Debt issued in connection with acquisition	2,100,000	1,300,000
Exchange of accounts payable for common stock		65,000
Exchange of common stock issued for services	210,000	––
Value of warrants issued in connection with raising capital and debt	180,605	284,200
Value of warrants issued in relationship to debt	1,648,498	411,600
Decrease in market value of investment available-for-sale		29,850
Dividend on beneficial conversion feature series J Preferred Stock	23,715	––

See accompanying notes to the financial statements

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include Baywood International, Inc. (“the Company”) and its wholly-owned subsidiaries Nutritional Specialties and Baywood New Leaf Acquisition, Inc.  Nutritional Specialties was acquired by the Company effective March 30, 2007 and Skae Beverage International LLC was acquired by the Company effective September 9, 2008.

The Company develops, markets and distributes healthy and functional ready-to-drink (“RTD”) beverages and nutraceutical products.  The Company distributes its products through independent and chain health food stores, pharmacies, grocery stores and other direct-to-consumer channels both internationally and domestically.

The Company incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986.  In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.  Between 1992 and 1998, the Company directed most of its sales efforts to international markets and established either distribution or registration of its products in certain Pacific Rim and European Countries.

Throughout 1998 and the first six months of 1999, the Company revamped its corporate strategy to focus on the development of its own proprietary brand lines to be distributed in the North American retail marketplace and internationally through designated distributors.  As a result, the Company transformed its business with a new marketing image, product lines, marketing campaign, and distribution channels  The Company’s domestic marketing strategies have now diversified its sales to thousands of customers in the retail health food market.

On April 5, 2007, effective March 30, 2007, the Company acquired, through its acquisition subsidiary, substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties for a purchase price of approximately $11,100,000.  Nutritional Specialties is a nutraceutical company that develops and markets over 350 nutraceutical products under the brand LifeTime® or LifeTime Vitamins®.  The Company caused its acquisition subsidiary to change its name to Nutritional Specialties, Inc., d/b/a LifeTime® and is operating Nutritional Specialties as a separate, wholly-owned subsidiary.

On September 9, 2008 the Company acquired, though its acquisition subsidiary substantially all of the assets and assumed certain liabilities, of Skae Beverage International for a purchase price of approximately $4,500,000. Skae Beverage International was a branding and marketing company focusing on the ready to drink beverage market.  Skae’s premiere brand is New Leaf Tea.  The product comes in 11 organically-sweetened varieties, including 2 diet varieties.  Baywood New Leaf Acquisition Inc. is d/b/a New Leaf as a separate, wholly-owned subsidiary.

Going Concern

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company had a working capital deficiency of $9,796,869 and an accumulated deficit of $20,831,451 at December 31, 2008.  The Company has had material operating losses and has not yet created positive cash flows from operations and its ability to generate profitable operations is uncertain.  The Company has a significant amount of debt payable in 2009 and at December 31, 2008 was not in compliance with

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain financial covenants related to debt agreements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed in Note 16, the Company completed business acquisitions through newly formed subsidiaries effective March 30, 2007 and September 9, 2008. The Company intends to continue to integrate its newly acquired subsidiaries over the next several months and generate positive cash flow from profitable operations.  However, the Company cannot provide any assurance that profits from operations will generate sufficient cash flow to meet its working capital needs and service our existing debt.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of all subsidiaries and the Company’s share of earnings or losses of joint ventures and affiliated companies under the equity method of accounting. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition, Sales Returns and Allowances

Revenue is recognized when the product is shipped.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  If returned, the Company’s customers are responsible for returning merchandise in resalable condition.  Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way.  All price tags and glue residue must be removed prior to return if credit is expected.  A restocking fee of 15% is assessed if the Company removes any price tags or glue residue, and the Company does not accept products kept longer than two years.  Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer.  This information is used by management to evaluate the need for additional sales returns allowance prior to the release of any financial information.  The Company’s experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

Reclassifications

Certain prior year amounts on the consolidated statement of operations for the year ended December 31, 2007 have been reclassified to conform to the current year presentation. These amounts include the delineation of option & stock based compensation expense of $337,444 and depreciation & amortization expense of $78,895 from general & administrative to improve the clarity of the presentation.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS No. 130”), “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components within the financial statements.  Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss).  The Company’s comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Equivalents

The Company considers cash to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Reserves

The following table summarized the activity in the reserves for allowance for doubtful accounts for the year ended December 31, 2008 and 2007:

Period	Balance beginning of the year	Charges to cost and expenses	Deductions	Balance end of the year
December 31, 2008	$2,166	$274,485	$20,325	$256,323
December 31, 2007	$-	$6,160	$3,994	$2,166

Inventories

Inventories consist primarily of raw material and finished product and are recorded at the lower of cost or market on an average cost basis. Raw material includes: material, packaging and labeling materials. The Company does not process raw materials but rather has third-party suppliers formulate, encapsulate and package finished goods.

Management analyzes inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable. Management’s estimate of a fair market value is inherently subjective and actual results could vary from our estimate, thereby requiring future adjustments to inventories and results of operations.

	December 31, 2008	December 31, 2007
Raw material	$289,948	$181,293
Finished goods	927,202	1,187,119
	$1,217,150	$1,368,412

Marketable Securities

The Company accounts for its marketable securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity.  Based on the Company’s intent to invest in the securities at least through a minimum holding period, the Company’s available-for-sale securities are carried at fair value with net unrealized gain or loss recorded as a separate component of stockholders’ equity. Held-to-maturity securities are valued at amortized cost.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value and is included in other asset, net of the decline in fair value.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Equipment and Depreciation

Property and Equipment consisted of the following at December 31,

	2008	2007
Furniture and fixtures	$20,947	$49,504
Computers	116,487	165,642
Equipment	79,572	21,966
Leasehold improvements	13,656	49,256
Total	$230,662	$286,368
Less: Accumulated depreciation	29,650	220,986
Net property and equipment	$201,012	$65,382

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over the lesser of the estimated useful life of five to seven years or the remaining term of the underlying lease Depreciation expense for the years ended December 31, 2008 and 2007 was $ 43,619 and $7,751, respectively.

Goodwill and other intangibles

Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of Nutritional Specialties and the September 9, 2008 acquisition of Skae Beverage International, LLC and consisted of the following at December 31, 2008:

Asset Category	Asset Value	Accumulated Amortization	Net Intangibles
Brand value	$4,804,224	$165,592	$4,638,632
Customer lists	322,600	112,913	209,687
Goodwill	8,917,068		8,917,068
Total	$14,043,892	$278,505	$13,765,387

Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of Nutritional Specialties and consisted of the following at December 31, 2007:

Asset Category	Asset Value	Accumulated Amortization	Net Intangibles
Brand value	$303,400	$22,752	$280,648
Customer lists	322,600	48,393	274,207
Goodwill	8,917,068		8,917,068
Total	$9,543,068	$71,145	$9,471,922

The Company evaluates our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. The Company’s goodwill in the LifeTime brand was tested for impairment at December 31, 2008 and 2007, and no impairment was identified.

The brand value (including Trademarks and Trade Names) and customer lists are being amortized over a five to ten year period.  Amortization expense for the years ended December 31, 2008 and 2007 was $207,360 and $71,145, respectively.  The aggregate amortization for the years 2009 through 2013 is $2,611,387 as follows:

Year	Amortization
2009	$ 544,942
2010	544,942
2011	544,942
2012	496,549
2013	480,422

Deferred Financing Cost

In conjunction with certain loans, the Company incurred certain costs including the issuance of warrants to purchase the Company’s Common Stock.  This additional consideration is being amortized over the term of the loans using the straight line method which approximates the effective interest method.  The total deferred financing costs were $1,075,740 and the accumulated amortization at December 31, 2008 was $605,177.  The amortization expense for the years ended December 31, 2008 and 2007 was $294,925 and $310,252, respectively.  As of December 31, 2008, the amortization expense for the year ended December 31, 2009 will be $470,572.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.  SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).  The Company has adopted SFAS 123R using the modified prospective method.  Accordingly, prior period amounts have not been restated.  Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award.

The Company granted stock options and issued restricted stock in the years ended December 31, 2008 and 2007.  Accordingly, compensation cost has been recognized for the stock options and restricted stock granted to employees and vendors in the years ended December 31, 2008 and 2007 of $345,581 and $337,444, respectively.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

	2008	2007
Dividend yield	––	––
Volatility	103% to 115%	53%
Risk free interest rate	1.94% to 3.62%	4.7% to 4.8%
Estimated option life	5 – 7 Years	5 Years
Forfeiture rate	8%	8%

The volatility assumption for options and the liquidity discount on restricted stock is based on management’s estimate reflecting the thinly traded nature of our OTC securities and the high relative ownership of management and directors.  As such for 2008, management’s estimate is based on the monthly changes in stock price.  The estimated option life assumption approximates the “safe harbor” method described in SAB 107 which considers the weighted average vesting period and the contract term.  The forfeiture rate assumption uses the Company’s past experience of option participants exercising options granted.

Income Taxes

The Company accounts for income taxes under the liability method pursuant to the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.  The Company establishes a valuation allowance for the uncertainty our ability to generate sufficient future taxable income to utilize the net operating loss carryforwards and other deferred items.  At December 31, 2008, federal and state net operating loss carryforwards were approximately $16,860,000 and $9,660,000, respectively.  The Company has  not used any of the net operating loss carryforwards.

Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of Common Stock outstanding during the year.  The Company has adopted SFAS No. 128, “Earnings Per Share.”  Diluted earnings, or loss, per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share may not been presented if the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and for promotional expenses retail placements for certain products.  The Company expenses advertising costs as incurred or the first time the advertising takes place.  Advertising expense totaled approximately $731,418 and $283,726 for the years ended December 31, 2008 and 2007, respectively, and is included in marketing expenses in the accompanying consolidated statements of operations.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping & Handling Expenses

In accordance with Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews its long-lived assets and identifiable finite-lived intangibles for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets.  If the estimated undiscounted future net cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded.  The loss would be measured based on the estimated fair value of the asset or group of assets compared to cost.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.  The Company’s intangible in the LifeTime brand was tested for impairment at December 31, 2008 and 2007, and no impairment was found.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The warrant estimates are based on the following assumptions for the years ended December 31:

	2008	2007
Dividend yield	––	––
Volatility	99% to 115%	251% to 267%
Risk free interest rate	2.6% to 3.0%	4.5% to 4.7%
Term	5 years	3 to 5 years

The Company accounts for the beneficial conversion feature of debt and preferred stock in accordance with the Emerging Issue Task Force 98-05 using intrinsic value method measure at the date of the note.

Recently Issued Accounting Standards

In June 2006, FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes.”  The interpretation applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold in determining if a tax position should be reflected in the financial statements.  Only tax positions that meet the “more likely than not” recognition threshold may be recognized.  The interpretation also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements for uncertain tax positions.  FIN No. 48 will be effective for the Company’s fiscal year ending December 31, 2007.  The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 applies to fair value measurements already required or permitted by existing standards.  SFAS No. 157 was effective for the Company’s fiscal year ending December 31, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.  In February 2008 the FASB issued FSP 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  We did not elect to account for financial instruments or other items under SFAS No. 159.  The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No.141R “Business Combinations” to improve financial reporting through greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires an acquiring business to recognize the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed.  The adoption of SFAS No. 141R is required as of January 1, 2009.  The impact of adopting SFAS No. 141R will be evaluated in 2009 should the

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company enter into an acquisition subsequent to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” to improve the relevance, comparability, and transparency of the financial information provided in consolidated financial statements as it reports on non-controlling interests.  The adoption of SFAS No. 160 did not have an impact on our consolidated financial statements for the period through December 31, 2008.

In June 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF No. 07-05").  EITF No. 07-05 was issued to clarify the determination of whether an instrument including an embedded feature is indexed to an entity's own stock, which would qualify as an exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption for an existing instrument is not permitted.  The Company is currently evaluating the impact of adopting of EITF No. 07-05.

In May 2008 the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).  APB 14-1 requires companies to separately account for the liability and equity components of convertible debt instruments to reflect the nonconvertible debt borrowing rate at fair value.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  While early adoption is not permitted, APB 14-1 will apply retrospectively for all periods presented.

NOTE 3 – NET LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted loss per share for the years ended December 31, 2008 and 2007 because the effect of their inclusion would be anti-dilutive.

	2008			2007
	Loss	Shares	Per share	Loss	Shares	Per share
Net (loss)	$ (4,229,747)			$ (1,703,329)
Preferred stock dividends	(465,537)			(369,190)

Basic loss per share

Loss available to Common Stockholders	$ (4,695,284)	6,851,984	$ (0.69)	$ (2,072,518)	4,283,338	$ (0.48)

Effect of dilutive securities		N/A		N/A

Diluted loss per share		6,851,984	$ (0.69)		4,283,338	$ (0.48)

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred stock convertible to 7,483,044 shares of Common Stock, warrants and options to purchase 9,668,759 shares of Common Stock and notes convertible into 3,256,862 shares Common Stock were outstanding at December 31, 2008.  Preferred stock convertible to 6,810,645 shares of Common Stock, warrants and options to purchase 2,361,207 shares of Common Stock were outstanding at December 31, 2007.  These securities were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable.  Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns.  The allowance for uncollectible accounts at December 31, 2008 and 2007 was $256,323 and $2,166, respectively.

NOTE 5 - PREFERRED STOCK

During the year ended December 31, 2008, the Company issued 20,000 Series J Preferred Shares.  5,000 of these shares were subscribed under a subscription agreement dated December 17, 2008 for which payment was received January 13, 2009.  Also in 2008, 5,000 shares of Series I Preferred Shares were converted to 62,500 common shares.  During the year ended December 31, 2007, the Company issued 540,000 Series I Preferred Shares, a portion of which (30,000 shares) were from conversion of notes payable of $300,000.  In addition 326,442 of the Series H Preferred shares were converted into 816,105 common shares, 200,000 of the Series G Preferred Shares were converted into 250,000 common shares of the Company; Series F Preferred Shares were rescinded by the Company and 1,171,000 common shares were issued.  On January 26, 2009, we advised our Preferred Shareholders that we will suspending the preferred dividends as of December 31, 2008.  These dividends are cumulative and will resume when our Company is adequately funded and is generating positive cash flows from operations.  Accumulated undeclared dividends at December 31, 2008 totaled $58,637.

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

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREFERRED STOCK OUTSTANDING

The Company has four series of Preferred shares outstanding.  The total authorization for all classes of Preferred stock is 10,000,000 shares.  Set forth below is a description of each such series or class of Preferred stock.

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

Series I 8% Cumulative Convertible Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock designated as Series I 8% Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), $0.001 par value per share, of which 535,000 shares are issued and outstanding.  Each share of Convertible Preferred Stock has a stated value per share of $10 (the "Stated Value").  The Convertible Preferred Stock is senior to the Company’s Common Stock with respect to the right to receive proceeds on liquidation or redemption and is junior to all indebtedness of the Company.  Dividends accrue at the rate of 8% per annum, payable quarterly in cash, and are due and payable unless and to the extent that funds are not legally available to the Company to pay dividends.  Dividends not paid shall accrue on a cumulative basis and are payable upon a Liquidation Event, as defined below, and upon a conversion of the Convertible Preferred Stock, unless converted into Common Stock at the option of the holder.  Accumulated undeclared dividends related to Convertible Preferred Stock at December 31, 2008 were $ 58,637 .At the option of the holder, one share of Convertible Preferred Stock may be converted into 250 shares of Common Stock at any time at a conversion price of $0.80 per share (the “Conversion Price”), subject to anti-dilution and other customary adjustments summarized below.  In the event any dividend shall not be paid in full when due (after a 10-day grace period), then for each quarterly period or portion thereof that such dividend shall not be paid in full, (i) the conversion price will be reduced by $0.05 (5 cents) but shall not be reduced below a conversion price of $0.60 per share (the “Special Conversion Price Adjustment”); and (ii) the dividend rate shall be increased by 50 basis points (1/2 of 1%), but shall not exceed a dividend rate of 10% per annum. As of December 31, 2008 the Company was late in payment certain dividends and has accrued $11,737 of additional dividends payable. The Convertible Preferred Stock will convert automatically into shares of Common Stock upon the closing of an underwritten public offering by the Company in which (i) gross proceeds to the Company are equal to or greater than $10 million and (ii) the price per share of the Common Stock sold in such public offering is equal to or greater than the then-current Conversion Price.  At any time after March 12, 2008, the Company has the right to cause the mandatory conversion of the Convertible Preferred Stock into shares of Common Stock if the “Current Stock Price” (as hereinafter defined) exceeds 500% of the then-current Conversion Price in effect in any consecutive 30-day trading period.  This right may be

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercised upon written notice delivered within 60 days of the end of such 30-day trading period.  At the sole option of the holder, upon conversion of the Convertible Preferred Stock, accrued and unpaid dividends also may be converted into shares of Common Stock at the Conversion Price.  “Current Stock Price” means the closing sale price (or if no closing sale price is reported, the average of the closing bid and closing ask prices or, if more than one in either case, the average of the average closing bid and average closing ask prices) as reported in composite transactions for the principal United States securities exchange on which the Common Stock is traded or, if the Common Stock is not listed on a United States national or regional securities exchange, as reported on the OTCBB.  The Conversion Price (including the Special Conversion Price Adjustment) is subject to adjustment for stock splits, stock dividends, reverse stock splits, recapitalizations, and classifications. Further, in the event that the Company should issue shares of Common Stock at an effective price per share less than $0.80, the Conversion Price shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of Common Stock at such lower effective price on a fully-diluted basis, provided, however, that no such adjustment shall be made in the case of certain excluded issuances, including (a) shares of Common Stock issued upon conversion of the Convertible Preferred Stock or exercise of the Warrants or in lieu of accrued but unpaid dividends, (b) securities issued upon the exercise of or conversion of convertible securities, options or warrants issued and outstanding on the date of authorization of the Convertible Preferred Stock, provided further that such securities have not been amended thereafter to increase the number of such securities or to decrease the exercise or conversion price of any such securities (other than by the anti-dilution provisions thereof, if any), (c) issuances of equity securities to employees, consultants, landlords or suppliers of or to the Company in one or more transactions approved by the board or in mergers, consolidations, acquisitions, joint ventures or strategic alliances approved by the Board, and (d) issuances of equity securities to commercial banks or other lenders in connection with the Company obtaining loan financing in one or more transactions approved by the Board.

Before any distribution or payment shall be made to the holders of any Common Stock with respect to the entitlement to receive liquidation proceeds upon the occurrence of a Liquidation Event (as hereinafter defined), the holders of Convertible Preferred Stock shall be entitled to be paid out of the assets of the Company legally available therefore an amount equal to the Stated Value with respect to each outstanding share of Convertible Preferred Stock held by them, plus an additional amount equal to any accrued but unpaid dividends for each share of Convertible Preferred Stock then held (such amount payable as to each such share of Convertible Preferred Stock, the “Liquidation Preference”).  If, upon any Liquidation Event, the remaining assets of the Company legally available for payment of the aggregate amount of all Liquidation Preferences payable in respect of outstanding shares of Convertible Preferred Stock (after payment of requisite liquidation distributions or payments to holders of shares of any class or series of capital stock of the Company with a liquidation preference senior to the Convertible Preferred Stock) shall be insufficient to make payment in full of all Liquidation Preferences payable with respect to outstanding shares of Convertible Preferred Stock and shares of any class or series of Capital Stock of the Company at the time outstanding with a liquidation preference on parity with the Convertible Preferred Stock, then all such remaining assets legally available therefore shall be distributed among the holders of shares of Convertible Preferred Stock at the time outstanding and the holders of shares of any class or series of capital stock of the Company at the time outstanding with a liquidation preference on parity with the Convertible Preferred Stock, ratably among them in proportion to the full amounts to which they would otherwise be respectively entitled.  If, upon any Liquidation Event, the remaining assets of the Company legally available for payment of the aggregate amount of all Liquidation Preferences payable in respect of outstanding shares of Convertible Preferred Stock outstanding and all shares of any class or series of capital stock of the Company at the time outstanding with a liquidation preference on parity with the Convertible Preferred Stock (after payment of requisite liquidation distributions or payments to holders of shares of any class or series of capital stock of the Company with a liquidation preference

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

senior to the Convertible Preferred Stock) shall be in excess of the amounts necessary to make payment in full of all Liquidation Preferences payable with respect to outstanding shares of Convertible Preferred Stock and all such shares of stock on a parity with the Convertible Preferred Stock, then all such excess assets remaining and legally available therefore shall be distributed among the holders of shares of Convertible Preferred Stock at the time outstanding and the holders of the Common Stock, ratably among them in proportion to the number of shares of Common Stock then owned or into which shares of Convertible Preferred Stock would then be convertible.  For purposes hereof, the term “Liquidation Event” shall mean (i)(a) an acquisition after the date hereof by an individual or legal entity or “group” (as described in Rule 13d-5(b)(1) promulgated under the Exchange Act) of effective control (whether through legal or beneficial ownership of capital stock of the Company, by contract or otherwise) of in excess of fifty percent of the voting securities of the Company, (b) the merger or consolidation of the Company or any subsidiary of the Company in one or a series of related transactions with or into another entity as a result of which the Company ceases to exist or as a result of which the Common Stock ceases to be a class of securities registered under the Exchange Act, other than (x) a merger solely for the purpose of changing the jurisdiction of incorporation of the Company and resulting in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of Common Stock of the surviving entity or (y) a merger or consolidation pursuant to which holders of the capital stock of the Company immediately prior to such transaction have the right to exercise, directly or indirectly, 50% or more of the total voting power of all shares of the capital stock entitled to vote generally in elections of directors of the continuing or surviving person immediately after giving effect to such issuance, (c) the sale, lease, license or other disposition of all or substantially all the assets or any substantial asset of the Company in one or a series of related transactions or (d) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth above in (a), (b) or (c) or (ii) any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.  Except as otherwise provided by the Nevada Revised Statutes, the Convertible Preferred Stock votes as a class with the Common Stock with a number of votes equal to the number of shares of Common Stock into which each share of Convertible Preferred Stock is convertible at the then-current Conversion Price.  Neither Common Stock nor Convertible Preferred Stock possesses cumulative voting rights.

Series J 6% Cumulative Convertible Preferred Stock.  The Company has authorized 100,000 shares of preferred stock designated as Series J 6% Cumulative Convertible Preferred Stock (the “Convertible Series J Preferred Stock”), $0.001 par value per share, of which 20,000 shares are issued and outstanding.  Each share of Convertible Series J Preferred Stock has a stated value per share of $10 (the "Stated Value").  The Convertible Series J Preferred Stock is senior to the Company’s Common Stock with respect to the right to receive proceeds on liquidation or redemption and is junior to all indebtedness of the Company.  The intrinsic value of the conversion feature of the Series J Preferred Stock was reflected as a dividend of $23,715 at the time of issuance of the stock.  Dividends accrue at the rate of 6% per annum, payable quarterly in cash, and are be due and payable unless and to the extent that funds are not legally available to the Company to pay dividends.  Dividends not paid shall accrue on a cumulative basis and are payable upon a Liquidation Event, as defined, and upon a conversion of the Convertible Series J Preferred Stock, unless converted into Common Stock at the option of the holder.  At the option of the holder, one share of Convertible Preferred Stock may be converted into 57,471 shares of Common Stock at any time at a conversion price of $0.87 per share (the “Conversion Price”), subject to anti-dilution and other customary adjustments summarized.  Using the Black-Scholes option-pricing model the fair-value of the warrants was $36,359, which would be reflect a net change of zero on additional paid-in capital.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reviewed the terms of the preferred stock and concluded that they do not contemplate embedded derivatives under SFAS No. 133 or liability classification and thus are appropriately classified within stockholders’ equity (deficit).

COMMON STOCK

In January 2008, a shareholder converted 5,000 Series I Preferred Shares into 62,500 common shares.  In addition, the Company issued 135,000 common shares in payment of services rendered.  Such shares were recorded at fair value of $1 per share on the grant date.

On September 9, 2008, the Company completed the acquisition of certain assets of Skae Beverage International, LLC, and as part of that acquisition the Company granted to Skae Beverage International, LLC, 1,444,444 common shares at fair value of $1,300,000.

NOTE 6 - WARRANTS

Set forth below is a description of the Company’s warrants:

Shares of Common Stock

Designation / Reason Granted	Issuable Upon Exercise	Exercise Price / Share	Expiration Date
New Product Development	250,000	$1.00	July 2010
Bridge Warrants / Bridge financing	128,572	$1.00	September 2011
February Note Extension	25,000	$0.75	February 2011
Marketing Program Development	250,000	$1.00	October 2012
Investor Warrants / 2007 Private Placement	1,350,000	$0.40	March 2012
Placement Agent Warrants	945,000	$0.80	March 2012
10% Note Warrants	500,000	$0.40	March 2012
12% Bridge Note Warrants	200,000	$1.00	March 2012
Ancillary Warrants	6,000	$0.40	June 2009
Seller Warrants / Acquisition	35,000	$1.00	March 2012
February Notes Extension	150,000	$0.70 to $0.80	February 2013
April 2008 Bridge Notes Warrants	518,750	$0.80	April 2013
July 2008 Note Warrants	312,500	$0.80	July 2013
September 2008 Bridge Note Warrants	2,227,414	$0.85	September 2013
October 2008 Note Warrants	295,000	$0.85	October 2013
Series J Warrants	57,472	$0.87	Oct. - Dec. 2013

The exercise price of the warrants and the number of warrant shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits, and similar events. Further, in the event that the Company should issue shares of its Common Stock at an effective price per share less than the then effective exercise price of the warrants, the exercise price and the number of warrant shares subject to such warrants shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of Common Stock and such lower effective price on a non-fully-diluted basis, subject to similar exceptions to those described for such adjustments above with respect to the Convertible Preferred Stock.  The impact of this provision would be to reduce the exercise price.  The warrants contain standard reorganization provisions.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2008, the Company issued 25,000 warrants at $0.75, 100,000 at $0.79, 881,250 at $0.80, 2,522,414 at $0.85 and 57,472 at $0.87.  During the year ended December 31, 2007, the Company issued 735,000 warrants at $1.00, 945,000 at $0.80 and 1,850,000 at $0.40.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2008 and 2007:

	2008			2007
	# Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)	# Warrants	Weighted Average Exercise Price
Warrants outstanding at January 1,	3,905,207	$0.65	3.17	375,207	$0.79
Granted during the year	3,586,136	$0.84	4.44	3,530,000	0.63
Exercised during the year	0			0
Expired during the year	240,635	0.85		0
Warrants outstanding at December 31,	7,250,708	$0.73	3.47	3,905,207	$0.65

The Common Stock warrants expire as follows in year ended December 31:

2009	6,000
2010	250,000
2011	153,572
2012	3,280,000
2013	3,561,136
7,250,708

NOTE 7 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2008, the title reflects the position held as of March 9, 2009:

Officer/Director	Notes Payable		Accrued Salaries & Bonus	Accrued Dividend
	Amount	Accrued Interest	Amount	Amount
Eric Skae C.E.O & President	$2,300,000	$52,935	$12,500
Neil Reithinger C.O.O. & C.F.O.	$22,181	––	$109,900	–-
Thomas Pinkowski Vice-President	$112,500	$2,276	$––

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Karl H. Rullich former Vice President	$25,010	$6,349	$137,875	$63,562
O. Lee Tawes, III Director	$1,175,000	$93,310	––	17,681

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2007:

Officer/Director	Notes Payable		Accrued Salaries		Accrued Dividend
	Amount	Accrued Interest	Amount		Amount
Neil Reithinger President & C.E.O.	$181	––	$109,900
Thomas Pinkowski Vice President	$337,500	$23,897	$80,000
Karl H. Rullich Vice-President	$40,010	$2,576	$137,875		$94,900
O. Lee Tawes, III Director	$850,000	$27,657	––	$

In February 2008, as part of the restructuring of two loans with O. Lee Tawes, III, the Company granted Mr. Tawes a warrant to purchase 50,000 shares of the Company’ Common Stock at an exercise price of $0.79 per share and a warrant to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $0.80 per share, both warrants expiring in February 2013.  The value of the warrants was $57,881 and was accounted for as a debt discount.

In April 2008, Mr. Tawes participated in a private placement of Units, referred to as the April 2008 Bridge Financing, by acquiring 2.5 Units.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s Common Stock at a price per share of $0.80, with an expiration date of April 4, 2013.

In July 2008, Mr. Tawes provided additional financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 312,500 shares of the Company’s Common Stock at a price per share of $0.80, which will expire July 14, 2013.  The value of the warrants was $113,310 and was accounted for as debt discount.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control.  The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of the investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.

In August 2008, the Company entered into a lease agreement with the brother of the Company’s President and Chief Executive Officer, Neil Reithinger.  The Board of Directors, except for Mr. Reithinger, reviewed several proposals for alternate facilities and determined that Mr. Reithinger’s brother’s facility was superior and the terms of the lease were better than could be obtained from other independent third parties.  The lease is a five year lease with a two year option out, with monthly lease

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments of $4,500.

On September 9, 2008 as part of the acquisition of certain assets of Skae Beverage International LLC, the Company issued to the Skae Family and Friends $1,000,000 Notes which accrued interest at a rate of 8% per year; a $1,000,000 and $100,000 convertible subordinated notes to Skae Beverage International LLC which accrue interest at a rate of 8% per year.  The Skae Family and Friends notes are payable as to (i) no less than $25,000 and no more than $50,000 every three months commencing on the first anniversary of the issuance date and (ii) any and all remaining principal and any accrued but unpaid interest are due in a single lump sum on the fifth anniversary of the issuance date.  Any interest accrued during the 12 month period following issuance shall be due and payable in arrears on the first anniversary of the date issued. Any accrued interest during the 48 months following the first anniversary of the issuance shall be payable in arrears in quarterly installments on each three-month anniversary of the first anniversary of the date issued.  The Company may prepay the Skae Family and Friends Notes in whole or in part at any time without premium or penalty or discount, together with accrued interest to the date of payment on the principal amount prepaid.  Upon an event of default, the holder may convert all or any portion of the Skae Family and Friends Note into shares of our restricted Common Stock at an initial conversion price of the greater of (i) 60% of the average of the last reported closing price of a share of our Common Stock for the 20 business days immediately preceding such day of determination, and (ii) $0.85, subject to adjustment.  In order to prevent dilution, if (i) is lower than (ii) on the day of conversion, the Company must pay to the holder additional compensation as set forth in the Skae Family and Friends Note.  Upon the happening of any event of default, the entire principal and all accrued but unpaid interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.  The $1,000,000 Note and the $100,000 Note, together the “Notes,” have substantially similar terms except with respect to the principal amount, conversion and prepayment.  The $1,000,000 Note is convertible in whole or in part into shares of our restricted Common Stock at any time, however the Company may prepay the $1,000,000 Note at any time without penalty, together with accrued interest to the date of payment on the principal amount prepaid.  The $100,000 Note is convertible in whole or in part at any time from and after September 8, 2009 into shares of our restricted Common Stock.  Both Notes are convertible at $1.50 per share, subject to adjustment.  The Notes are payable in full on the fifth anniversary of the issuance date.  Notwithstanding the foregoing, Skae Beverage International has the right, exercisable by notice in writing at any time on or after February 28, 2009, to declare $150,000 of the of the principal amount of the $1,000,000 Note to be due and payable on March 31, 2009, if such amount is requested by Skae Beverage International or Eric Skae to satisfy liabilities arising from the transactions contemplated by the Asset Purchase Agreement.  Interest accrues on the Notes at a rate of 8% per year.  Any interest accrued during the 12 month period following issuance is due and payable in arrears on the first anniversary of the date of issuance.  Any accrued interest during the 48 months following the first anniversary of the issuance is payable in arrears in quarterly installments on each three-month anniversary of the first anniversary of the date of issuance.  Upon the happening of any event of default, the entire principal and all interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.

On October 23, 2008, Eric Skae, a Vice President and director, provided financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 295,000 shares of the Company’s Common Stock at a price per share of $0.85, which will expire October 23, 2013.  The value of the warrants was $92,949 and was accounted for as debt discount.

On November 4, 2008, Scott Ricketts, a director, participated in a private placement for $100,000.  In exchange, Mr. Ricketts received a warrant to purchase 28,736 common shares at an exercise price of $0.87 per share, which will expire on November 4, 2013.  On November 30, 2008, the Company

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued Mr. Ricketts 10,000 shares of Series J Preferred Stock, convertible at $0.87 per share into 114,943 shares of the Company’s Common Stock.

In February 2009 Mr. Tawes, a director, participated in a private placement of Units, referred to as the February 2009 Bridge Financing, by acquiring .25 units.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of the Company’s Common Stock at a price per share of $0.85 with an expiration date of February, 2014.  The value of the warrants was $15,325  and will be  accounted for as debt discount.

On March 20, 2009, the Company entered into a transaction with Eric Skae, whereby it issued to Mr. Skae a 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a warrants to purchase up to 100,000 shares of Common Stock at an exercise price of $0.85 per share with an expiration date of March 20, 2014.  The value of the warrants was $31,285 and will be accounted for as debt discount.  The 18% Subordinated Note is due on April 12, 2009, unless due earlier in accordance with the terms of the Note.  Interest accrues on the Note at a rate of 18% per year.  Absent the occurrence of an event of default, as defined in the Note, we may prepay the Note for 100% of the full principal plus all accrued interest thereon, at any time prior to April 12, 2009, without penalty.

On March 26, 2009, Mr. Tawes, a director, provided financing to the Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of the Company’s Common Stock at a price per share of $0.85, which will expire March 26, 2014.  The value of the warrants was $39,727  and will be accounted for as debt discount.

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable that those that could be obtained from non-affiliates.  Any such transaction must be reviewed by the Company’s independent directors.

NOTE 8 - LEASE OBLIGATIONS

The Company leases its offices and warehouse under various operating lease that expires in 2009 through 2013.  Rent expense under the Arizona lease was $54,360 and $87,398 for the years ended December 31, 2008 and 2007, respectively.

Nutritional Specialties’ principal office and warehouse is located in leased space of approximately 10,381 square feet of office space under an operating lease that expires on June 30, 2010.  The Company believes this facility will provide sufficient capacity to handle its needs in the coming year.  Rent expense under this lease was $76,586 and $59,656 for the year ended December 31, 2008 and 2007.

New Leaf’s principal office is located at 60 Dutch Hill Road #9, Orangeburg, NY 10962.  New Leaf leases approximately 1,050 square feet of office space under a non-operating lease that expires on June 1, 2009.  Rent expense under this lease for the period since acquisition to December 31, 2008 is $6,902.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease obligations for the remaining terms of the leases are as follows:

	Arizona (related party)	California	New York
2009	$ 54,000	$ 85,340	$ 9,354
2010	$ 55,500	$ 43,606
2011	$ 60,000
2012	$ 60,000
2013	$ 45,000

NOTE 9 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include primarily nutritional and dietary supplements.  The Company operates in two reportable segments and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Net Sales
	2008	2007
Nutritional and Dietary Supplements:
United States	$9,157,125	$7,354,151
Canada	1,073,227	951,974
Other International	2,483,403	1,222,745
Total Nutritional and Dietary Supplements	$12,713,755	$9,528,870
Ready to Drink Beverages
United States	$721,945
Canada	108,240
Total Ready to Drink Beverages	$830,185
Total	$13,543,940	$9,528,870

NOTE 10 - CREDIT RISK AND OTHER CONCENTRATIONS

As of December 31, 2007, one customer constituted more that 13% of trade accounts receivable.  As of December 31, 2008, no customer accounted for more than 10% of trade accounts receivable.  For the years ended December 31, 2008 and 2007, no customer was greater than 10% of consolidated net sales.

From time to time, the Company’s bank balances exceed federally insured limits.  At December 31, 2008 the Company had no bank balance in excess of federally insured limits.  At December 31, 2007, the Company’s cash balance exceeded federally insured limits by $80,665.

We are dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately.  As of December 31, 2008 and 2007, we utilized nine different contract manufacturers, including two manufacturers owned or controlled by Charles Ung or M. Amirul Karim, former stockholders of Nutritional Specialties, pursuant to agreements that obligate Nutritional Specialties to buy specified products from these companies for an initial three year period, subject to two annual renewal terms, so

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long as pricing and other terms are competitive with those of other manufacturers.  For the periods ended December 31, 2008 and 2007, we purchased 45% and 35%, respectively, of our finished goods from two manufacturers, one of whom is from a company controlled by M. Amirul Karim. Management believes alternative sources are available, if required.

NOTE 11 – STOCK OPTIONS AND RESTRICTED STOCK

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of Common Stock that may be granted is 500,000, amended to 325,000 in 1999.  The 1996 Plan provides that shares granted come from the Company’s authorized but unissued Common Stock.  The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from date of grant.  At the Company’s Annual Meeting held on December 10, 2004, the Company’s stockholders approved the 2004 Stock Option Plan (the "2004 Plan").  At our Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of Common Stock that may be granted to 2,000,000 under all plans.  At our Board of Directors meeting on June 27, 2008, the Board approved a new Stock Option Plan (the “2008 Plan”) for a total of 2,000,000 additional shares.  The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.  The option vesting period is determined by the Board of Directors at the time of grant and ranges from immediately to five years.  A total of 1,581,948 shares are available for stock grants under all plans, or 18% of the Company’s issued and outstanding Common Stock as of December 31, 2008, assuming all options under both plans were granted and exercised.

The Company granted 1,532,000 and 762,500 stock options during the year ended December 31, 2008 and 2007, respectively.

The summary of activity for the Company's stock options is presented below:

	2008	Weighted Average Exercise Price	2007	Weighted Average Exercise Price

Options outstanding at beginning of year	916,000	$ 1.13	155,500	$ 2.84

Granted	1,532,000	$ 0.85	762,500

Exercised	––	––	––	––

Terminated/Expired	(29,948)	$ 1.16	(1,500)

Options outstanding at end of year	2,418,052	$ 1.11	916,000	$ 1.13

Options exercisable at end of year	1,200,750	$ 1.23	591,000	$ 2.84

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options available for grant at end of year	1,581,948	584,000

Price per share of options outstanding	$0.74 to $3.00	$0.46 to $3.80

Weighted average remaining contractual lives of all options	7.7 years	3.3 years

Weighted Average fair value of options granted during the year	$ 0.71	$ 0.65

The Common Stock options expire as follows:

2009	126,250
2010	2,500
2011	4,500
2012	62,500
2013 to 2018	2,222,302
2,418,052

The aggregate intrinsic value of the options outstanding at December 31, 2008 was approximately $82,000 and the aggregate intrinsic value of the exercisable options outstanding at December 31, 2008 was $35,000 both with a weighed average remaining contract term of 9.7 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $660,000 and $512,000 as of December 31, 2008 and 2007, respectively, with a average forfeiture life of 5.9 years at December 31, 2008.

The Company granted 100,000 restricted shares of Common Stock during 2007 that vested ratably over a 5 year period commencing on December 31, 2007.  These restricted shares were valued on the grant date at $56,000 using liquidating discount of 60%.  Stock based compensation cost of $11,200 was recorded as an expense in 2008.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Net deferred tax assets totaling $6,933,000 at December 31, 2008 were offset by a valuation allowance of $6,933,000 that was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $6,415,000 of the net deferred income tax assets.  The deferred income tax assets are comprised of the following at December 31:

	2008	2007
Deferred income tax assets:
Write-off of investment	$96,000	$54,000
Deferred compensation	116,000	102,000
Stock based compensation	280,000	138,000
Operating assets	105,000	1,000
Debt acquisition warrants	387,000	––
Settlement of lawsuit	102,000	––
Net operating loss carryforward	6,081,000	5,022,000
Total deferred income tax assets	7,167,000	5,317,000
Deferred income tax liabilities:
Goodwill and intangible assets	(312,000)	(166,000)
Valuation allowance	(6,855,000)	(5,151,000)
Net total	$0	$0

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $16,062,000 and $8,856,000, respectively.  The federal net operating loss carryforwards expire in 2013 through 2029 and state loss carryforwards expire 2009 through 2014.

The valuation allowance was increased by $1,704,000 during the year ended December 31, 2008.  The current income tax benefit of $1,704,000 and $696,000 generated for the years ended December 31, 2008 and 2007, respectively, was offset by an equal increase in the valuation allowance.  The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred items.

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	2008		2007

Federal statutory rates	$(1,438,000)	(34)%	$(580,000)	(34)%
State income taxes	(296,000)	(7)%	(119,000)	(7)%
Valuation allowance for operating loss carryforwards	1,734,000	40%	696,000	40%
Other	9,000	1%	3,000	1%
Effective rate	$0	0%	$0	0%

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY NOTES PAYABLE

Related party notes payable at December 31, consisted of the following:

Description	2008	2007
Short-Term
Current portion of notes payable to officer and a director of the Company	$1,587,321	$325,150
Note payable to officers bearing interest at 12% per annum, unsecured and past due	47,191	40,191

Total short term related party notes payable	$1,634,512	$365,341

Long-Term
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures on March 31, 2009	$87,500	$262,500
Notes payable to an officer of the Company and officers family, bearing interest at 8% per annum, unsecured and matures on various dates to September, 2013	2,100,000
Note payable bearing interest at 8%, held by an officer of the Company and convertible into Common Stock of the Company, unsecured and matures on March 31, 2009	25,000	75,000
Notes payable to a director. Unsecured note bearing interest at 12% per annum through the 2008 Bridge financing which matures April 9, 2009	125,000
Note payable to a director. Unsecured note bearing interest at 10% and matures on February 28, 2009	500,000	500,000
Note payable to a Officer. Unsecured note bearing interest at 12% per annum and is due July 2009.	200,000
Note payable to a director. Unsecured note bearing interest at 12% per annum and is due April 2009.	200,000
Notes payable to a director. Unsecured note bearing interest at 10% per annum and are due January 2009.	350,000	350,000
Carrying value of Long-term notes payable	3,587,500	1,187,500
Less: Debt Discount	(150,179)	(79,624)
Total long term debt related parties	3,437,321	1,107,876
Current portion of notes -related parties	1,587,321	325,150
Long-term debt – related parties	$1,850,000	$782,726

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is in the process of renegotiating the debt that matures in 2009.

Interest expense in the years ended December 31, 2008 and 2007 amounted to $180,837 and $120,535, respectively.  The weighted average interest rate for all short term borrowings amounts to for 17.9% for 2008 and 14.8% for 2007.

As described in Note 14 below, the purchasers of the 10% Notes were O. Lee Tawes, III, and his designee.  Mr. Tawes is a member of the Company’s Board and is the Managing Director of Investment Banking of the placement agent, Northeast Securities, Inc.  Other affiliates or employees of the placement agent also purchased an aggregate of $1,060,000 of Units in the 2007 Private Placement.  Other affiliates or employees of the placement agent also purchased an aggregate of four Units in the 2006 Bridge Financing.

On September 9, 2008 as part of the acquisition of certain assets of Skae Beverage International LLC, the Company issued to the Skae Family and Friends $1,000,000 Notes which accrued interest at a rate of 8% per year; a $1,000,000 and $100,000 convertible subordinated notes to Skae Beverage International LLC which accrue interest at a rate of 8% per year.  The Skae Family and Friends note are payable as to (i) no less than $25,000 and no more than $50,000 every three months commencing on the first anniversary of the issuance date and (ii) any and all remaining principal and any accrued but unpaid interest are due in a single lump sum on the fifth anniversary of the issuance date.  Any interest accrued during the 12 month period following issuance shall be due and payable in arrears on the first anniversary of the date issued. Any accrued interest during the 48 months following the first anniversary of the issuance shall be payable in arrears in quarterly installments on each three-month anniversary of the first anniversary of the date issued. The Company may prepay the Skae Family and Friends Notes in whole or in part at any time without premium or penalty or discount, together with accrued interest to the date of payment on the principal amount prepaid. Upon an event of default, the holder may convert all or any portion of the Skae Family and Friends Note into shares of our restricted Common Stock at an initial conversion price of the greater of (i) 60% of the average of the last reported closing price of a share of our Common Stock for the 20 business days immediately preceding such day of determination, and (ii) $0.85, subject to adjustment.  In order to prevent dilution, if (i) is lower than (ii) on the day of conversion, the Company must pay to the holder additional compensation as set forth in the Skae Family and Friends Note. Upon the happening of any event of default, the entire principal and all accrued but unpaid interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.  The $1,000,000 Note and the $100,000 Note, together the “Notes,” have substantially similar terms except with respect to the principal amount, conversion and prepayment.  The $1,000,000 Note is convertible in whole or in part into shares of our restricted Common Stock at any time, however the Company may prepay the $1,000,000 Note at any time without penalty, together with accrued interest to the date of payment on the principal amount prepaid.   The $100,000 Note is convertible in whole or in part at any time from and after September 8, 2009 into shares of our restricted Common Stock.   Both Notes are convertible at $1.50 per share, subject to adjustment. The Notes are payable in full on the fifth anniversary of the issuance date.  Notwithstanding the foregoing, Skae Beverage International has the right, exercisable by notice in writing at any time on or after February 28, 2009, to declare $150,000 of the of the principal amount of the $1,000,000 Note to be due and payable on March 31, 2009, if such amount is requested by Skae Beverage International or Eric Skae to satisfy liabilities arising from the transactions contemplated by the Asset Purchase Agreement.  Interest accrues on the Notes at a rate of 8% per year.  Any interest accrued during the 12 month period following issuance is due and payable in arrears on the first anniversary of the date of issuance.  Any accrued interest during the 48 months following the first anniversary of the issuance is payable in arrears in quarterly installments on each three-

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

month anniversary of the first anniversary of the date of issuance.  Upon the happening of any event of default, the entire principal and all interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on this related party notes as of December 31, 2008:

Year Ending December 31,	Principal Maturities

2009	$1,634,512
2010	200,000
2011	200,000
2012	200,000
2013	1,250,000
Total	$3,484,512

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

Description	2008	2007
Notes payable to a bank, bearing interest at prime plus 2 points which, at December 31, 2008, was 5.25% per annum, has senior debt priority, secured by all business assets, guaranteed by a director of the Company and matures July 9, 2009	$1,916,667	$2,000,000
Note payable to a bank, bearing interest at 9.75% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010, Company is in default on certain financial covenants.	1,338,011	1,437,350
Note payable bearing interest at 10%, unsecured and matures on February 28, 2009	500,000	500,000
Notes payable bearing interest at 8% per annum, unsecured and mature on March 31, 2009	87,500	262,500
Note payable bearing interest at 8% convertible into Common Stock of the Company, unsecured and matures on March 31, 2009	125,000	375,000
Notes payable bearing interest at 12%-15% per annum, are unsecured and mature June 2003 through January 2009.	130,325	137,475
Convertible notes payable – Other. Unsecured notes bear interest at 20% -30% per annum due January 2009.	240,000	90,000
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013	899,511	997,274
Capitalized equipment lease	2,117	5,378
Equipment loan bearing interest at 11% per annum, mature in November 2013	77,237
Notes payable bearing interest at 36% per annum, are unsecured and mature January 2009.	200,000

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable. Unsecured note bearing interest at 12% per annum through the 2008 Bridge financing, a director has granted a put option on $1,635,000 of these notes.	2,340,000
Carrying value of Long-term notes payable	7,856,368	5,804,976
Less: Debt Discount	(824,365)	(87,752)
Total long-term debt other	7,032,003	5,717,224
Less: current maturities	$6,168,114	4,044,074
Long-term debt other	863,889	$1,673,150

Interest expense in the years ended December 31, 2008 and 2007 amounted to $656,134 and $538,421, respectively.  The weighted average interest rate for all short term borrowings amounts to for 17.9% for 2008 and 14.8% for 2007.

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

Investors in the 2006 Bridge Financing had customary "piggyback" registration rights, as well as, in certain cases, the right to demand that the Company file a single registration statement, in each case with respect to the shares of its Common Stock issuable upon exercise of the Bridge Warrants.  Registration rights, if any, with respect to any capital stock issuable upon conversion of the Senior Convertible Notes were to be set forth in the terms of the Qualified Placement.  The Company used the net proceeds of the 2006 Bridge Financing for working capital purposes.  As of March 30, 2007, the investors converted all of the Senior Convertible Notes into six Units in the Company’s 2007 Private Placement, and the Company paid all accrued interest in cash in the aggregate amount of $16,832.

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

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 12, 2007, the Company repaid the 12% 2007 Bridge Note from the proceeds of a Refinancing from Vineyard Bank, consisting of a $2,000,000 term loan having a 2-year maturity, at an interest rate equal to the prime rate plus 2%.  The Refinancing is secured by the same collateral and contains substantially the same terms and conditions as the Bank Financing.  Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III. As part of the bank financing the Company agreed to maintain certain financial ratios at the time of signing these agreements the Company was not in compliance with the covenants contained in the agreement. As of December 31, 2008 the Company continues to be in default of these covenants.  The bank has not demanded payment of the loans, as such all Vineyard Bank loans are reflected as currently due.

The purchasers of the 10% Notes were O. Lee Tawes, III, and his designee.  Mr. Tawes, a member of the Company’s Board and the Managing Director of Investment Banking of the placement agent, Northeast Securities, Inc., and other affiliates or employees of the placement agent also purchased an aggregate of $1,060,000 of Units in the 2007 Private Placement.  Other affiliates or employees of the placement agent also purchased an aggregate of four Units in the 2006 Bridge Financing.

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

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing, a fee of 7% of the gross proceeds, and is accounted for as debt discount noted in the above table, received by the Company.  16.6 Units have been sold to qualified investors for gross proceeds of $830,000.

On September 5, 2008, the Company commenced a private placement of Units, referred to as the September 2008 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 117,647 shares of the Company’s Common Stock at a price per share of $0.85 which expire September 5, 2013.  The 12% Subordinated Notes mature on the earlier of (i) September 4, 2009, and (ii) the consummation by the Company of a debt or equity financing or series of debt or equity financings in which the Company receives at least $4,000,000 in gross proceeds, referred to as a Qualified Placement.  The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Units consisted of a beneficial conversion feature of $435,836, based on the intrinsic method and amortized over one year using the straight line method which approximates the effective interest method.  The Company paid Northeast Securities, Inc., the placement agent, for the sales of Units in the September 2008 Bridge Financing a fee of 9% of the gross proceeds received by the Company, accounted for as debt discount noted in the above table, and warrants to purchase 153,884 shares of the Company’s Common Stock at a price per share of $0.85 which expire September 5, 2013.  A total of 16.35 Units were sold to qualified investors for gross proceeds of $1,635,000.

On November 26, 2008 the Company completed a subordinate note for $200,000 with a stated interest rate of 12% due in January 2009.  The Company is currently negotiating an extension of this note, but he nature of such extension has not been determined yet.

On December 3, 2008 the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719 which matures by December 2013.

The convertible debt outstanding at December 31, 2008 of $3,435,000 would be convertible into a maximum of 3,256,862 shares of the Company’s Common Stock at December 31, 2008, on the basis of the lowest fixed conversion price.  The Company has reviewed the terms of its convertible debt agreements and concluded that that they do not contemplate embedded derivatives under SFAS No. 133 due to various factors including management’s estimate that sufficient authorized shares exist to cover issuances of and conversions into Common Stock.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on this note as of December 31, 2008:

Year Ending December 31,	Principal Maturities
2009	$ 6,992,479
2010	122,271
2011	129,370
2012	136,925
2013	475,322
Total	$ 7,856,368

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – CONTINGENCIES

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  In February 2009, we reached a settlement with Farmatek to pay Farmatek and aggregate $250,000 over the following twelve months and have accrued this item as operating expense in the year ended December 31, 2008.

On January 29, 2009, the Company was notified that it was named as a defendant, along with 54 other defendants, in a class action lawsuit under California Proposition 65 for allegedly failing to disclose the amount of lead in one of its products.  The Company believes that this case is without merit and plans on defending it vigorously.  The Company believes that this suit will not have a material adverse effect on its results of operations, cash flows or financial condition.

NOTE 16 – BUSINESS COMBINATION

On April 5, 2007, effective March 30, 2007, the Company acquired, through a newly-formed wholly-owned acquisition subsidiary, substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime® or LifeTime® Vitamins, a California corporation, for a purchase price of approximately $11,100,000.  As provided in the Asset Purchase Agreement, dated March 30, 2007, among the Company, the acquisition subsidiary, Nutritional Specialties and Thomas Pinkowski, Charles Ung and M. Amirul Karim, the stockholders of Nutritional Specialties, the purchase price was payable as $7,600,000 in cash, $1,100,000 in the Company’s Common Stock (valued at $1.00 per share, or 1,100,000 shares), an aggregate of $1,300,000 in promissory notes of the Company, consisting of 8% unsecured promissory notes in the aggregate amount of $700,000 and 8% unsecured convertible promissory notes in the aggregate amount of $600,000, convertible into shares of the Company’s Common Stock at $0.05 per share, assumption of indebtedness of approximately $1,100,000, and five-year warrants to purchase an aggregate of 35,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.

In connection with the acquisition, the Company raised an aggregate of $10,215,000, including (i) $5,215,000 in an offering of units, with each unit consisting of 5,000 preferred shares, convertible into 62,500 shares of Common Stock at $0.80 per share, and five-year warrants to purchase 12,500 shares of Common Stock at an exercise price of $0.40 per share, (ii) the issuance of 10% notes in an aggregate principal amount of $1,000,000, (iii) the issuance of a 12% 2007 bridge note in the principal amount of $2,000,000, and (iv) bank financing in an aggregate principal amount of $2,000,000.  As part of the initial offering, all of the Company’s senior convertible notes were converted into an aggregate of six units.  The purchasers of the 10% notes were issued warrants to purchase 500,000 shares of our Common Stock, at an exercise price of $0.40 per share, and the purchaser of the 12% bridge note was issued warrants to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share.  Following the initial offering and until the termination of the 2007 private placement effective as of July 16, 2007, the Company sold an additional 3.7 units for an aggregate purchase price of $185,000.  The preferred shares and investor warrants comprising such units and the additional warrants, and the shares of the Company’s Common Stock underlying these preferred shares, investor warrants and additional warrants, are included in this offering.  The sale of the units, 10% notes and 12% bridge note was conducted through Northeast Securities, Inc., as the exclusive placement agent.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 9, 2008, the Company, through a subsidiary, acquired certain assets and liabilities from Skae Beverage International, LLC.  These assets included current assets, fixed assets and intangible assets such as trademarks and a brand name.  In exchange for the foregoing, the Company agreed to pay an aggregate purchase price of $3,800,000 and assume certain liabilities of $1,050,339.  The $3,800,000 purchase price is comprised of a series of 8% Subordinated Promissory Notes in the aggregate principal amount of $1,000,000, as well as a payment to Skae Beverage International, LLC of $400,000 in cash, $1,100,000 in 8% Subordinated Promissory Notes and 1,444,444 shares of the Company’s Common Stock valued at $1,300,000.  The Company also capitalized $152,000 of acquisition related costs.

The following table sets forth the allocation of the acquisition cost of Nutritional Specialties in 2007 and Skae Beverage International, LLC in 2008, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their estimated fair values:

	2008	2007
Current Assets	$726,580	$2,745,675
Equipment	34,320	38,919
Goodwill &Other Intangible assets	4,500,824	9,543,067
Total Assets Acquired	5,261,949	12,327,661

Current Liabilities	1,050,339	1,281,001
Non-current Liabilities	––	977,761
Total Liabilities Assumed	1,050,339	2,258,762
Net Assets Acquired	$4,220,885	$10,068,899

The following table provides proforma results of operations for the year ended December 31, 2008 as if Skae acquisition had been acquired as of the beginning of 2008;  The following table also provides Proforma results of operations for the year ended December 31, 2007 as if the Nutritional Specialties acquisition had been acquired as of the beginning of 2007:

BAYWOOD INTERNATIONAL INC. AND SUBSIDIARIES

PROFORMA SUMMARY OPERATING STATEMENT

	December 31,
	2008	2007
Net revenues	$15,185,057	$12,763,671

Net loss	$(4,833,421)	$(1,054,045)

Diluted net loss per share	$(0.61)	$(0.33))

NOTE 17 - SUBSEQUENT EVENTS

On January 26, 2009, the Company advised the holders of Series I Preferred Shares that the Company will suspend payment on the preferred dividends as of December 31, 2008.  These dividends are cumulative and will resume when the Company is adequately funded and is generating increased cash flows.

BAYWOOD INTERNATIONAL, INC.

December 31, 2008 and 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing A.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of the Company’s Common Stock at a price per share of $0.85 which expire February 2014.  The 12% Subordinated Notes mature on the earlier of (i) September 30, 2009, (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company intends to use the net proceeds of this private placement for working capital purposes.  As of March 6, 2009, 1 unit has been sold to qualified investors for gross proceeds of $100,000.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of the Company’s Common Stock at a price per share of $0.85 which expire February 2014.  The 3% Subordinated Notes mature on the earlier of (i) September 30, 2009, (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company intends to use the net proceeds of this private placement for working capital purposes.  As of March 6, 2009, 3.25 units have been sold to qualified investors for gross proceeds of $325,000.

On March 20, 2009, the Company entered into a transaction with its Chief Executive Officer, Mr. Eric Skae, whereby it issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a Warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant.  The 18% Subordinated Note is due on April 12, 2009, unless due earlier in accordance with the terms of the Note.  Interest accrues on the Note at a rate of 18% per year.  Absent the occurrence of an event of default, as defined in the Note, the Company may prepay the Note for 100% of the full principal plus all accrued interest thereon, at any time prior to April 12, 2009, without penalty.  Upon an event of default, the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owed under the Note shall, at the holder’s election, become immediately due and payable in cash.  Commencing five days after the event of default, the interest rate shall accrue at a rate of 22% per year, or such lower maximum amount of interest permitted to be charged under applicable law.

On March 26, 2009, Mr. Tawes, a director, provided financing to the Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of the Company’s Common Stock at a price per share of $0.85, which will expire March 26, 2014.