Form 10-Q
period 2009-03-31
BAYWOOD INTERNATIONAL INC
filed 2009-05-20
CIK 806175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-22024

———————

BAYWOOD INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

———————

Nevada	77-0125664
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

9380 E. Bahia Drive Suite A201, Scottsdale, Arizona 85260

(Address of principal executive offices) (Zip Code)

(480) 951-3956

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2009, there were 8,609,022 shares of our common stock, $0.001 par value, outstanding.

BAYWOOD INTERNATIONAL, INC.

TABLE OF CONTENTS

PAGE
PART – I FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

1

Condensed Consolidated Balance Sheetas of march 31, 2009 (unaudited) and
December 31, 2008

1

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended
March 31, 2009 and 2008

2

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2009 and 2008

3

Footnotes to Unaudited Condensed Consolidated Financial Statements

4

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

23

Item 4T - Controls and Procedures

23

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

25

Item 1A – Risk Factors

25

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3 - Defaults Upon Senior Securities

26

Item 4 - Submission of Matters to a Vote of Security Holders

26

Item 5 - Other Information

26

Item 6 - Exhibits

27

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

BAYWOOD INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash & cash equivalents	$221,924	$98,410
Accounts receivable, net of allowance for uncollectible $146,257 March 2009; $256,323 December 2008:	1,848,177	945,830
Inventory	1,528,572	1,217,150
Prepaids	68,426	68,947
Stock susbscription receivable	—	50,000

Total Current Assets	3,667,099	2,380,337

PROPERTY & EQUIPMENT
Computer & equipment, net	196,273	201,012

OTHER ASSETS
Goodwill and other intangible assets, net	13,629,172	13,765,387
Other	250	250
Deferred financing costs, net	324,537	470,572

Total other assets	13,953,959	14,236,209

Total assets	$17,817,331	$16,817,558

CURRENT LIABILITIES
Accounts payable	$2,309,478	$1,967,224
Accrued liabilities related party	1,302,091	420,014
Accrued liabilities	1,404,013	1,196,211
Interest payable	216,758	192,909
Dividends payable	227,694	101,999
Short-term notes - related party	2,098,103	1,634,512
Short-term notes - other	499,265	500,221
Notes payable - current portion	6,540,602	6,168,114

Total current liabilities	14,598,004	12,181,204

OTHER LIABILTIES
Long-term debt - related party	1,850,000	1,850,000
Long-term debt - other	836,367	863,889

Total other liabilities	2,686,367	2,713,889

Total liabilities	17,284,371	14,895,093

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, convertible 10,000,000 shares authorized-	—	—
Class A - 35,000 shares issued and outstanding	35	35
Class H - 350,000 shares issued and utstanding 0 and 23,558 at March 31, 2009 and December 31, 2008 respectively	—	24
Class I - 540,000 shares issued and 535,000 shares outstanding at March 31, 2009 and December 31, 2008	535	535
Class J - 20,000 shares issued and outstanding	20	20
Common Stock, $.001 par value, 500,000,000 shares authorized, issued and outstanding: 8,474,022 at March 31, 2009 and 8,399,056 at December 31, 2008	8,534	8,399
Additional paid-in capital	23,388,431	22,786,251
Accumulated other comprehensive loss	(37,350)	(37,350)
Accumulated deficit	(22,827,245)	(20,835,449)

Total stockholders' equity	532,960	1,922,465

Total liabilities and stockholders' equity	$17,817,331	$16,817,558

See accompanying notes to the condensed consolidated financial statements

BAYWOOD INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,
	2009	2008
SALES:
NET SALES	$4,404,295	$3,273,810

COST OF SALES:
COST OF SALES	2,684,448	1,756,110

GROSS PROFIT	1,719,847	1,517,700

OPERATING EXPENSES:
SHIPPING & HANDLING	401,107	307,994
MARKETING EXPENSES	1,246,136	449,873
GENERAL & ADMINISTRATIVE	527,740	523,129
OPTION & STOCK COMPENSATION EXPENSE	34,197	98,369
DEPRECIATION & AMORTIZATION	144,324	27,421

TOTAL OPERATING EXPENSES	2,353,504	1,406,786

OPERATING (LOSS) INCOME	(633,657)	110,914

OTHER INCOME (EXPENSE):
INTEREST INCOME	3	778
MISCELLANEOUS INCOME (EXPENSE)	28,236	30,075
INTEREST EXPENSE	(280,653)	(169,024)
AMORTIZATION OF DEBT DISCOUNT & DEBT ACQUISITION COST	(715,735)	(95,235)
DERIVATIVE EXPENSE	(280,000)	––

TOTAL OTHER INCOME (EXPENSE)	(1,248,149)	(233,406)

LOSS BEFORE INCOME TAXES	(1,881,806)	(122,492)

PROVISION FOR INCOME TAXES	––	––

NET LOSS	$(1,881,806)	$(122,492)

PREFERRED DIVIDENDS DECLARED	113,988	107,672
CUMULATIVE EFFECT WITH ADOPTION OF EITF 07-05		4,000
LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,995,794)	$(234,164)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.24)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,393,173	6,609,970

See accompanying notes to the condensed consolidated financial statements

BAYWOOD INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	For the Three Months Ended March 31,
	2009	2008
Operating Activities:
Net Loss	$(1,881,806)	$(122,492)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation & Amortization	860,059	27,421
Stock compensation expense	34,197	98,369
Stock issued for services	75,000	95,235
Derivatives	280,000	––
Changes in assets & liabilities:
(Increase) decrease in-
Accounts receivable	(902,347)	(269,094)
Inventory	(311,422)	102,349
Prepaid expenses	50,521	(3,210)
Accounts payable & accrued liabilities	1,188,628	(57,791)

Net cash used in operating activities	(607,170)	(129,213)

Investing Activates:
Purchase of equipment	(3,370)	(41,339)
Investment in Joint Venture	—	(65,363)

Net cash used in investing activities	(3,370)	(106,702)

Financing Activities:
Proceeds from notes payable	863,357	169,000
Payment of dividends	––	(113,502)
Proceeds from (payments on) line of credit, net	(956)	17,160
Principal payments on notes payable	(128,347)	(233,221)

Net cash provided by (used in) finanicing activities	734,054	(160,563)

Change in cash & equivalents	123,514	(396,478)
Cash & cash equivalents beginning of period	98,410	692,049
Cash & cash equivalents end of period	$221,924	$295,571

Supplemental disclosures:
Cash paid during the period
Interest	$132,523	$182,315

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	113,988	107,672
Conversion of preferred to common stock	23,558	62,500
Common stock issued in lieu of dividends	942	942
Value of warrants issued in relationship to debt	496,153	125,570

See accompanying notes to the condensed consolidated financial statements

BAYWOOD INTERNATIONAL, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements of Baywood International, Inc. (“Baywood” or the “Company”) as of and for the three month period ended March 31, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Baywood’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, the Company had negative net working capital of approximately $10,931,000 at March 31, 2009. The Company has not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain. The Company is in default on a number of notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash resources, combined with projected cash flows from operations may not be sufficient to execute its business plan and continue operations for the next twelve months. Management has taken steps to reduce the Company’s operating expenses. Additionally, the Company is evaluating its strategic direction aimed at achieving profitability and positive cash flow.  In addition, the Company will continue to explore various strategic alternatives, including business combinations and private placements of debt or equity securities.  In April 2009, the Company engaged an investment banking firm to assist management in exploring business combinations and/or raising additional capital. However, the Company may not be successful in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to make further cut backs, or cease operations.

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

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the three months ended March 31, 2009 and the year ended December 31, 2008:

	March 31, 2009	December 31, 2008
Dividend yield	—	—
Volatility	106% to 107%	99% to 115%
Risk free interest rate	1.8% to 2.9%	1.9% to 3.6%
Expected term	5 years	5 to 7 years
Forfeiture rate (options)	8%	8%

Inventory –

Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. The Company does not process raw materials but rather has third-party suppliers formulate, encapsulate and package finished goods.

Inventory values are determined on a lower of cost or market basis using an average cost which approximates first-in-first-out basis. Management analyzes inventory for possible obsolescence on an ongoing basis, and provides a write-down of inventory cost when items are no longer considered to be marketable. Management’s estimate of a fair market value is inherently subjective and actual results could vary from the estimate, thereby requiring future adjustments to inventories and results of operations.

	March 31, 2009	December 31, 2008
Raw materials	$318,911	$289,948
Finished goods	1,209,661	927,202
Totals	$1,528,572	$1,217,150

Long life assets and intangibles –

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are recorded at cost and amortized over five to seven years or the lease term, whichever is shorter. Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of certain net assets from Nutritional Specialties, Inc. and the September 9, 2008 acquisition of Skae Beverage International, LLC, now New Leaf Brands. Goodwill and intangible assets consisted of the following at December 31, 2008 and March 31, 2009:

	Goodwill	Brand Value	Customer list	Total
Asset value at December 31, 2008	$8,917,068	$4,804,224	$322,600	$14,043,892
Accumulated amortization as of December 31, 2008		165,592	112,913	278,505
Net asset value at December 31, 2008	$8,917,068	$4,638,632	$209,687	$13,765,387

Asset value at March 31, 2009	$8,917,068	$4,804,224	$322,600	$14,043,892
Accumulated amortization as of March 31, 2009		285,677	129,043	414,720
Net asset value at March 31, 2009	$8,917,068	$4,518,547	$193,557	$13,629,172

In the fourth quarter of each year, the Company reviews its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such assets were considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

There was no impairment in the three month periods ending March 31, 2009 and March 31, 2008.

Derivatives –

As part of certain warrants and note agreements, the Company has provided holders with the option to convert the warrant or note into the Company’s common stock at a specified strike price. In order to prevent dilution, if the new financing exercise price is lower than the original strike price on the day of conversion, the strike price would be lowered to the exercise price. Under the EITF 07-05, the Company has determined that these types of down round protection terms to be derivatives. The Company originally estimated the fair value of these warrants, using a Black-Scholes-Merton valuation model. The same valuation model approach is applied to the market price of the Company’s stock at January 1, 2009 and March 31, 2009 to determine the amount of the derivative. Since the Company’s stock is thinly traded, a probability discount of between 20% to 50% was applied to determine the fair value. The fair value of these derivates at January 1, 2009 was zero and March 31, 2009 is $85,000 and was included in financing cost for the period. The Company considers these derivative instruments as used for the purpose of securing financing.

Certain notes issued by the Company have conversion options at the option of the holder. The notes with down round protection terms are considered as derivatives. The Company estimates the value of these derivates by comparing the market price to the strike price. Where the market price is below the strike price the Company evaluates the probability of conversion. Most of these notes mature in under one year and the Company considers the probability that a conversion would take place as minimal since this would require exchanging a secure instrument for equity in a declining market is not likely. The Company uses a probability discount of between 90%-95%. The fair value of these derivatives at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adopting EITF 07-05. The change in fair value to March 31, 2009 of $178,000 was included in financing cost for the period then ended. The Company considers these derivative instruments as used for the purpose of securing financing.

The Company has a note agreement with a related party that specifies that if the Company is in default the Company must pay to the holder additional compensation. The fair value of this derivative at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adoption EITF 07-05. The change in fair value at March 31, 2009 was $17,000 was included in financing cost for the period then ended. The Company considers this derivative instruments as used for the purpose of securing financing.

Net Loss Per Share-

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

NOTE 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States. The Company’s product lines include mainly nutritional and dietary supplements and ready-to-drink beverages. The Company operates in only one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the three months ended March 31:

Net Sales	2009	2008
Nutritional and Dietary Supplements:
United States	$3,065,464	$2,687,782
Canada	407,326	227,395
Other International	229,716	358,633
Totals	$3,702,506	$3,273,810
Ready-to-Drink Beverages:
United States	$571,219	$—
Canada	103,835	—
Other International	26,735	—
Totals	$701,789	$3,273,810
TOTAL	$4,404,295	$3,273,810

NOTE 5 - CREDIT RISK AND OTHER CONCENTRATIONS

As of March 31, 2009, approximately 14% of accounts receivable was due from one customer. Sales to this customer totaled approximately $405,000 for the three month period ended March 31, 2009.

As of March 31, 2008, approximately 13%, 12% and 10% of accounts receivable were due from three customers. Sales to these customers totaled approximately $221,000, $88,000 and $209,000, respectively, for the three month period ended March 31, 2008.

As of March 31, 2009, approximately 13%, 12% and 12% of accounts payable were due to three vendors. Purchases from these vendors totaled approximately $303,000, $491,000 and $267,000, respectively, for the three month period ended March 31, 2009.

As of March 31, 2008, approximately 28%, 16% and 13% of accounts payable were due to three vendors. Purchases from these vendors totaled approximately $319,000, $212,000 and $90,000, respectively, for the three month period ended March 31, 2008.

A slowdown or loss of these customers or suppliers could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

NOTE 6 – RELATED PARTY NOTES PAYABLE

Notes payable to related parties at March 31, 2009 and December 31, 2008 consisted of the following:

Description	March 31, 2009	December 31, 2008
Short-term
Current portion of notes payable to officers and a directors of the Company	$2,062,577	$1,587,321

Note payable to officers bearing interest at 12% per annum, unsecured and past due	35,526	47,191

Total short-term related party notes payable	$2,098,103	$1,634,512

Description	March 31, 2009	December 31, 2008
Long-term
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures on March 31, 2009	$87,500	$87,500

Notes payable to an officer of the Company and officer’s family, bearing interest at 8% per annum, unsecured and matures on various dates to September, 2013	2,100,000	2,100,000

Note payable bearing interest at 8%, held by an officer of the Company and convertible into common stock of the Company, unsecured and matures on March 31, 2009	25,000	25,000

Notes payable to a director. Unsecured note bearing interest at 12% per annum through the 2008 Bridge financing	125,000	125,000

Note payable to a director bearing interest at 10%, unsecured and matures on February 28, 2009	500,000	500,000

Note payable to an officer. Unsecured note bearing interest at 12% per annum and is due July 2009.	200,000	200,000

Note payable to a director. Unsecured note bearing interest at 12% per annum and is due April 2009.	200,000	200,000

Notes payable to a director. Unsecured note bearing interest at 10% per annum and are due January 2009.	350,000	350,000

Notes payable to a director. Unsecured note bearing interest at 3% per annum through the 2009 Bridge financing B.	25,000	—

Notes payable to a director. Unsecured note bearing interest at 12% per annum and is due September 2009.	113,357	—

Note payable to an officer. Unsecured note bearing interest at 18% per annum and is due April 2009.	295,000	—

Carrying value of Long-term notes payable	4,020,857	3,587,500
Less: Debt Discount	(108,280)	(150,179)
Total long term debt related parties	3,912,577	3,437,321
Less: current maturities	2,062,577	1,587,321
Long-term portion	$1,850,000	$1,850,000

The Company currently in default on notes that mature before May 20, 2009 and is in the process of renegotiating this debt and the other notes that mature in 2009.

Interest expense for the three months ended March 31, 2009 and 2008 amounted to $215,584 and $54,814, respectively, for related party notes payable . The weighted average interest rate for all related party borrowings amounts to 22% for 2009 and 19% for 2008.

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

On September 9, 2008, as part of the acquisition of certain assets of Skae Beverage International, LLC, the Company issued notes in the aggregate principal amount of $1,000,000 to Skae Family and Friends and $1,000,000 and $100,000 convertible subordinated notes to Skae Beverage International, LLC, all of which accrue interest at a rate of 8% per year. The Skae Family and Friends notes are payable as to (i) no less than $25,000 and no more than $50,000 every three months commencing on the first anniversary of the issuance date and (ii) any and all remaining principal and any accrued but unpaid interest is due in a single lump sum on the fifth anniversary of the issuance date. Any interest accrued during the 12 month period following issuance shall be due and payable in arrears on the first anniversary of the date issued. Any accrued interest during the 48 months following the first anniversary of the issuance shall be payable in arrears on a quarterly basis after first anniversary of the note. The Company may prepay the Skae Family and Friends notes in whole or in part at any time without premium or penalty or discount, together with accrued interest to the date of payment on the principal amount prepaid. Upon an event of default, the holder may convert all or any portion of the Skae Family and Friends notes into shares of the Company’s restricted common stock at an initial conversion price of the greater of (i) 60% of the average of the last reported closing price of a share of the Company’s common stock for the 20 business days immediately preceding such day of determination, and (ii) $0.85, subject to adjustment. In order to prevent dilution, if (i) is lower than (ii) on the day of conversion, the Company must pay to the holder additional compensation as set forth in the Skae Family and Friends notes. Upon the happening of any event of default, the entire principal and all accrued but unpaid interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable. The $1,000,000 note and the $100,000 note payable to Skae Beverage International, together the “Notes,” have substantially similar terms except with respect to the principal amount, conversion and prepayment. The $1,000,000 note is convertible in whole or in part into shares of the Company’s restricted common stock at any time, however the Company may prepay the $1,000,000 note at any time without penalty, together with accrued interest to the date of payment on the principal amount prepaid.  The $100,000 note is convertible in whole or in part at any time from and after September 8, 2009 into shares of the Company’s restricted common stock.  Both Notes are convertible at $1.50 per share, subject to adjustment. The Notes are payable in full on the fifth anniversary of the issuance date. Any interest accrued during the 12 month period following issuance is due and payable in arrears on the first anniversary of the date of issuance. Any accrued interest during the 48 months following the first anniversary of the issuance is payable in arrears in quarterly installments on each three-month anniversary of the first anniversary of the date of issuance. Upon the happening of any event of default, the entire principal and all interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B. Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our common stock at a price per share of $0.85 which expire February 2014. The 3% Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement. The Company intends to use the net proceeds of this private placement for working capital purposes. As of March 31, 2009, 3.25 units have been sold to qualified investors for gross proceeds of $325,000. Mr. Tawes participated this transaction by acquiring .25 units.

On March 20, 2009, the Company entered into a transaction with Eric Skae, whereby it issued to Mr. Skae a 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share with an expiration date of March 20, 2014. The value of the Warrants was $31,285 and will be accounted for as debt discount. The 18% Subordinated Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note. The Company is presently in default on this Note and is renegotiating the terms of this Note. Interest accrues on the Note at a rate of 18% per year.

On March 26, 2009, Mr. Tawes, a director, provided financing to the Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of the Company’s common stock at a price per share of $0.85, which will expire March 26, 2014. The value of the Warrants was $39,727 and will be accounted for as debt discount.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on the related party notes as of March 31, 2009:

Annual period Ending March 31,	Principal Maturities
2009	$2,062,577
2010	200,000
2011	200,000
2012	200,000
2013	1,250,000
Total	$3,912,577

NOTE 7 - LONG-TERM DEBT

Long-term debt at March 31, 2009 and December 31, 2008 consisted of the following:

Description	March 31, 2009	December 31, 2008
Notes payable to a bank, bearing interest at prime plus 2 percent which, at March 31, 2009, was 5.25% per annum, has senior debt priority, secured by all business assets, guaranteed by a director of the Company and matures July 9, 2009	$1,883,333	$1,916,667
Note payable to a bank, bearing interest at 9.75% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010, Company is in default on certain financial covenants.	1,331,057	1,338,011
Note payable bearing interest at 10% per annum, unsecured and matured on February 28, 2009	500,000	500,000
Notes payable bearing interest at 8% per annum, unsecured and matured March 31, 2009	87,500	87,500
Note payable bearing interest at 8% convertible into common stock of the Company, unsecured and matured March 31, 2009	125,000	125,000
Notes payable bearing interest at 12%-15% per annum, are unsecured and matured June 2003 through January 2009.	111,075	130,325
Convertible notes payable – Other. Unsecured notes bear interest at 20% -30% per annum due January 2009.	240,000	240,000
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures May 2013	874,299	899,511

Capitalized equipment lease	1,204	2,117

Equipment loan bearing interest at 11% per annum, matures November 2013	76,218	77,237
Notes payable bearing interest at 36% per annum, are unsecured and matured January 2009.	200,000	200,000

Description	March 31, 2009	December 31, 2008

Notes payable unsecured note bearing interest at 12% per annum through the 2008 Bridge financing and mature September 2009, a director has granted a put option on $1,635,000 of these notes.	2,340,000	2,340,000
Notes payable unsecured note bearing interest at 12% per annum through the February 2009 Bridge financing A and mature September 2009.	100,000
Notes payable unsecured note bearing interest at 3% per annum through the February 2009 Bridge financing B and mature September 2009.	300,000

Carrying value of long-term notes payable	8,169,686	7,856,368

Less: Debt Discount	(792,717)	(824,365)

Total long-term debt other	7,376,969	7,032,003

Less: current maturities	6,540,602	6,168,114

Long-term debt other	$836,367	$863,889

The Company is in default on the Notes that mature before May 20, 2009 and is in the process of renegotiating the debt that matures in 2009.

Interest expense for the three months ended March 31, 2009 and 2008 amounted to $647,238 and $157,667, respectively. The weighted average interest rate for all short term borrowings amounts to 35% for 2009 and 11% for 2008.

On September 19, 2006, the Company completed the 2006 Bridge Financing. Each Unit consisted of (i) $50,000 principal amount of 10% Senior Convertible Notes, and (ii) Bridge Warrants to purchase 21,429 shares of the Company’s common stock at a price per share of $0.70, which represents 30% of the principal amount divided by the exercise price. The 10% Notes matured on the earlier of (a) 12 months after initial issuance, (b) upon the consummation by the Company of a merger, business combination, sale of all or substantially all of its assets or other change of control, or (c) following the closing of a qualified placement. The principal amount and accrued interest on the 10% Notes were convertible, at the option of each investor, into the securities sold in a qualified placement, on the same terms and conditions as other investors in the qualified placement.

Investors in the 2006 Bridge Financing had customary "piggyback" registration rights, as well as, in certain cases, the right to demand that the Company file a single registration statement, in each case with respect to the shares of its common stock issuable upon exercise of the Bridge Warrants. Registration rights, if any, with respect to any capital stock issuable upon conversion of the 10% Notes were to be set forth in the terms of the qualified placement. The Company used the net proceeds of the 2006 Bridge Financing for working capital purposes. As of March 30, 2007, the investors converted all of the 10% Notes into six Units in the Company’s 2007 Private Placement, and the Company paid all accrued interest in cash in the aggregate amount of $16,832.

The 10% Note (i) bears interest at the rate of 10% per annum, payable monthly in arrears, commencing April 30, 2007, (ii) is payable as to $500,000 of principal on February 28, 2009 and the balance, which was not paid by the Company by February 28, 2009, has become a demand note from and after such date, (iii) is subject to prepayment by the Company without premium or penalty, but with accrued interest, after March 1, 2008, or at any time upon the closing of any offering of equity securities of the Company after the 2007 Private Placement for aggregate gross proceeds of at least $4,000,000, (iv) is subject to mandatory prepayment at the option of the holder upon the occurrence of a sale of the business or other change of control, as defined in the 10% Note, (v) is entitled to the same registration rights for the 10% Notes, Warrants and the common stock issuable upon exercise thereof as granted to investors in the 2007 Private Placement, and (vi) is subordinated to the prior payment of the indebtedness incurred in the Vineyard Bank financing, except that scheduled principal and interest payments may be made so long as the Vineyard Bank financing is not in default.

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

On July 12, 2007, the Company repaid the 12% 2007 Bridge Note from the proceeds of a Refinancing from Vineyard Bank, consisting of a $2,000,000 term loan having a 2-year maturity, at an interest rate equal to the prime rate plus 2%. The Refinancing is secured by the same collateral and contains substantially the same terms and conditions as the Bank Financing. Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III. As part of the bank financing, the Company agreed to maintain certain financial ratios at the time of signing these agreements the Company was not in compliance with the covenants contained in the agreement. As of March 31, 2009, the Company continues to be in default of these covenants. Vineyard Bank has not yet demanded payment of the loans, as such all Vineyard Bank loans are reflected as currently due.

On April 4, 2008, the Company commenced a private placement of Units, referred to as the April 2008 Bridge Financing. Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price per share of $0.80 which expire April 4, 2013. The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. The Company and the noteholder are negotiating an extension of the maturity date of the 12% Subordinated Notes. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement. The Company paid Northeast Securities, Inc., the placement agent for the sales of Units in the 2008 Bridge Financing, a fee of 7% of the gross proceeds, which is accounted for as debt discount noted in the above table, received by the Company. 16.6 Units have been sold to qualified investors for gross proceeds of $830,000.

On September 5, 2008, the Company commenced a private placement of Units, referred to as the September 2008 Bridge Financing. Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 117,647 shares of the Company’s common stock at a price per share of $0.85 which expire September 5, 2013. The 12% Subordinated Notes mature on the earlier of (i) September 4, 2009, and (ii) no more than 15 business days following the consummation by the Company of a debt or equity financing or series of debt or equity financings in which the Company receives at least $4,000,000 in gross proceeds, referred to as a Qualified Placement. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement. The Units consisted of a beneficial conversion feature of valued at $435,836, based on their the intrinsic method upon issuance of the debt and are being amortized over one year using the straight line method which approximates the effective interest method. The Company paid Northeast Securities, Inc., the placement agent, for the sales of Units in the September 2008 Bridge Financing, a fee of 9% of the gross proceeds and warrants to purchase 153,884 shares of the Company’s Common Stock at a price per share of $0.85 which expire September 5, 2013 which are accounted for as debt discount noted in the above table. A total of 16.35 Units were sold to qualified investors for gross proceeds of $1,635,000.

On November 26, 2008, the Company completed the sale of a subordinated note for $200,000 with a stated interest rate of 12% due in January 2009. The Company is currently negotiating an extension of this note, but the nature of such extension has not been determined yet.

On December 3, 2008, the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719, which matures by November 2013.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing A. Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of the Company’s common stock at a price per share of $0.85 which expire February 2014. The 12% Notes mature on the earlier of (i) September 30, 2009, (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 12% Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  As of March 31, 2009, 1 unit has been sold to a qualified investor for gross proceeds of $100,000.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B. Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at a price per share of $0.85 which expire February 2014. The 3% Notes mature on the earlier of (i) September 30, 2009, (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 12% Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  As of March 31, 2009, 3 unit has been sold to a qualified investor for gross proceeds of $300,000.

The convertible debt outstanding at March 31, 2009 of $3,310,000 would be convertible into a maximum of 10,616,587 shares of the Company’s common stock at March 31, 2009, on the basis of the lowest fixed conversion price. The Company has reviewed the terms of its convertible debt agreements and concluded that that certain debt under EITF 07-05 has embedded derivatives under SFAS No. 133. Management estimates that sufficient authorized shares exist to cover issuances of and conversions into common stock.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of March 31, 2009:

Year Ending March 31,	Principal Maturities
2009	6,540,602
2010	123,629
2011	130,796
2012	138,423
2013	443,519
Total	$ 7,376,969

NOTE 8 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, a shareholder converted 23,558 Series H Preferred Shares into 58,895 common shares and was issued an additional 1,071 common shares as payment of the Series H dividend. In addition, the Company issued 75,000 common shares as payment of services rendered. Such shares were recorded at fair value on the grant date of $1.00 per share.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Options –

The Company did not grant any stock options to directors and employees during the three months ended March 31, 2009 and granted 62,500 option shares to a director for the three month period ended March 31, 2008. Compensation cost recognized during the three months ended March 31, 2009 and 2008 related to stock based awards was $34,197 and $98,369, respectively. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

The summary of activity for the Company's stock options is presented below:

	March 31, 2009	Weighted Average Exercise Price

Options outstanding at beginning of the period	2,418,052	$1.11
Granted for the period	—	—
Exercised for the period	—	—
Terminated/Expired
Options outstanding at March 31, 2009	2,418,052	$1.11
Options exercisable at March 31, 2009	1,200,750	$1.04
Options available for grant at March 31, 2009	1,581,948

Exercise price per share of options outstanding	$0.74 to $3.00

Weighted average remaining contractual lives	8.0 years

Sum of fair value of options granted during the quarter	—

The common stock options expire as follows:

2008	—
2009	126,250
2010	2,500
2011	4,500
2012	62,500
2013 – 2018	2,222,302
2,418,052

The aggregate intrinsic value of the options outstanding at March 31, 2009 was approximately $82,000 with a weighted average remaining contract term of 9.4 years

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $660,000 as of March 31, 2009.

The Company granted 100,00 restricted shares of common stock during 2007 that vested ratably over a 5 year period commencing on December 31, 2007. These restricted shares were valued on the grant date at $56,000 using a liquidating discount of 60%. Stock-based compensation cost of $2,800 was recorded as an expense in the three month period ended March 31, 2009.

On July 1, 2008, under the terms of the Company’s 2008 Stock Option and Incentive Plan, the Company issued to certain employees 280,000 options to purchase common stock at $1.02 per share which vest ratably over a five year period and expire June 30, 2018. On September 9, 2008, under the terms of the 2008 Stock Option and Incentive Plan and consistent with the employment contract of Eric Skae, the Company issued to Mr. Skae 250,000 options to purchase common stock at $0.90 per share, of which 50,000 shares vest immediately and the remainder ratably over a four year period. The options will expire as to each vested portion if not exercised within five years after the date of vesting. On September 28, 2008, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to Neil Reithinger 300,000 options to purchase common stock at $0.80 per share which vest immediately and expire September 28, 2018 and 300,000 options to purchase common stock at $0.80 per share which vest upon the Company completing a $5,000,000 equity financing which the Company has not achieved and is not vested. Such equity financing shall include the total of any one financing or the aggregate of one or more financings such that the total equals or exceeds $5,000,000. On September 28 2008, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to certain employees 309,500 options to purchase common stock at $0.80 per share which vest ratably over a five year period and expire September 28, 2018.

Warrants -

During the three months ended March 31, 2009, the Company issued 350,000 warrants to related parties at exercise price of $0.85 per share. In addition, the Company issued 1,000,000 warrants at exercise price of $0.85 per share. The warrants were issued as an inducement for loans to the Company. The following table reflects a summary of common stock warrants outstanding and warrant activity during the three months ended March 31, 2009:

		Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2008	7,250,708	$0.73	3.5
Granted during the period	1,350,000	0.85	4.9
Exercised during period	—
Expired during the period
Warrants outstanding at March 31, 2009	8,600,708	$0.75	3.3

The common stock warrants expire as follows:

Year	Amount
2009	6,000
2010	250,000
2011	153,572
2012	3,280,000
2013	3,561,136
2014	1,350,000
8,600,708

The exercise price of warrants and the number of shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits and similar events. Further, in the event that the Company should issue shares of its common stock at an effective price per share less than the then effective exercise price of the warrants, the exercise price and the number of shares subject to such warrants shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of common stock and such lower effective price on a non-fully-diluted basis, subject to similar exceptions to those described for such adjustments above with respect to the Series I Convertible Preferred Stock. The warrants contain standard reorganization provisions.

NOTE 10- RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers, directors and significant shareholders as of March 31, 2009:

	Notes Payable			Accrued Salaries &	Accrued Dividend
Officer/Director/Significant Shareholders	Amount	Accrued Interest		Bonus Amount	Amount
Eric Skae Chief Executive Officer & President	$2,595,000	$97,362
Neil Reithinger Chief Operating Officer & Chief Financial Officer	$14,266	—		$109,900	—
Thomas Pinkowski Vice-President	$112,500	3,389	$
Karl H. Rullich Significant Shareholder	$21,260	$7,012		$126,337	$63,562
O. Lee Tawes, III Director	$1,313,357	$145,976		—	45,005
	$4,056,383	$253,739		$236,237	$108,567

In February 2008, as part of the restructuring of two loans with O. Lee Tawes, III, the Company granted Mr. Tawes a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.79 per share and a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.80 per share, both warrants expiring in February 2013.

In April 2008, Mr. Tawes participated in a private placement of Units, referred to as the April 2008 Bridge Financing, and acquired 2.5 Units. Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price per share of $0.80, with an expiration date of April 4, 2013.

In July 2008, Mr. Tawes provided additional financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 312,500 shares of the Company’s common stock at a price per share of $0.80, which will expire July 14, 2013.

In August 2008, the Company entered into a lease agreement with the brother of the Company’s then President & Chief Executive Officer, Neil Reithinger. The Board of Directors, except for Mr. Reithinger, reviewed several proposals for alternate facilities and determined that Mr. Reithinger’s brother’s facility was superior and the terms of the lease were better than could be obtained from an independent third party. The lease is a five year lease with a two year option out, with monthly lease payments of $4,500.

On October 23, 2008, Eric Skae provided financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 150,000 shares of the Company’s common stock at a price per share of $0.85, which will expire July 14, 2013.

On November 4, 2008, Scott Ricketts, a director, participated in a private placement for $100,000. In exchange, Mr. Ricketts received a warrant to purchase 28,736 common shares at an exercise price of $0.87 per share, which will expire on November 4, 2013. On November 30, 2008, the Company issued Mr. Ricketts 10,000 shares of Series J Preferred Stock, convertible at $0.87 per share into 114,943 shares of the Company’s Common Stock.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B. Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our common stock at a price per share of $0.85 which expire February 2014. The 3% Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement. The Company intends to use the net proceeds of this private placement for working capital purposes. As of March 31, 2009, 3.25 units have been sold to qualified investors for gross proceeds of $325,000. Mr. Tawes, a director, participated in this transaction by acquiring .25 units.

On March 20, 2009, the Company entered into a transaction with Eric Skae, whereby it issued to Mr. Skae a 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share with an expiration date of March 20, 2014. The value of the Warrants was $31,285 and will be accounted for as debt discount. The 18% Subordinated Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note. The Company is currently renegotiating the terms of the Note. Interest accrues on the Note at a rate of 18% per year.

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

NOTE 11 - SUBSEQUENT EVENTS

On April 29, 2009, the Company commenced a private placement of Units, referred to as the April 2009 Bridge Financing. Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at a price per share of $0.40 which expire April 2014. The 3% Notes mature on the earlier of (i) September 28, 2009, (ii) upon the Company’s consummation of a business combination or sale of Company assets or other change of control. The Company intends to use the net proceeds of this private placement to provide inventory for the New Leaf division and other working capital purposes. As of May 19, 2009, 4 units have been sold to qualified investors for gross proceeds of $400,000.

NOTE 12 – CONTINGENCIES

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against the Company’s wholly-owned subsidiary, Nutritional Specialties. Farmatek alleges a breach of contract and a violation of California Business and Professional Code. Farmatek was seeking $4,000,000 plus punitive damages and costs. In February 2009, the Company reached a settlement with Farmatek to pay Farmatek and aggregate $250,000 over the following twelve months and have accrued this item as operating expense in the year ended December 31, 2008.

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

NOTE 13 - ACQUISITION

On September 9, 2008, the Company, through a subsidiary, acquired certain assets and liabilities from Skae Beverage International, LLC. These assets included current assets, fixed assets and intangible assets such as trademarks and a brand name. In exchange for the foregoing, the Company agreed to pay an aggregate purchase price of $3,800,000 and assume certain liabilities of $1,050,339. The $3,800,000 purchase price was comprised of a series of 8% Subordinated Promissory Notes in the aggregate principal amount of $1,000,000, as well as a payment to Skae Beverage International, LLC of $400,000 in cash, $1,100,000 in 8% Subordinated Promissory Notes and 1,444,444 shares of the Company’s common stock valued at $1,300,000. The Company also capitalized $152,000 of acquisition related costs.

The following table sets forth the allocation of the acquisition cost of Skae Beverage International, LLC in 2008, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their estimated fair values:

2008
Current Assets	$726,580
Equipment	34,320
Goodwill &Other Intangible assets	4,500,824
Total Assets Acquired	5,261,949

Current Liabilities	1,050,339
Non-current Liabilities	—
Total Liabilities Assumed	1,050,339
Net Assets Acquired	$4,220,885

The following table provides pro forma results of operations for the three months ended March 31, 2009 and March 31, 2008, as if the Skae acquisition had been acquired as of the beginning of 2008.

BAYWOOD INTERNATIONAL, INC. AND SUBSIDIARIES

PROFORMA SUMMARY OPERATING STATEMENT

March 31, 2008
Net revenues	$3,659,404

Net loss	$(270,403)

Diluted net loss per share	$(0.05))

NOTE 14 – LOSS PER SHARE

Convertible preferred stock, notes payable and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the periods ended March 31, 2009 and 2008 because the effect of their inclusion would be anti-dilutive.

As of March 31, 2009, there was Preferred stock convertible into 6,748,145 shares of common stock and warrants and options to purchase 9,508,621 shares of common stock outstanding. As of March 31, 2008, there was Preferred stock convertible into 6,810,645 shares of common stock and warrants and options to purchase 4,571,207 shares of common stock outstanding. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Financial Statements, including the related Notes, appearing in our 2008 annual report on Form 10-K.

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

•

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

Results of Operations for the Three Month Period Ended March 31, 2009 and 2008

Net sales for the three months ended March 31, 2009 were $4,404,295, compared to $3,273,810 for the same period last year, an increase of $1,130,485, or 34.5%. The increase in net sales is primarily due to the introduction of new products in our LifeTime® brand and the acquisition of the New Leaf® brand of $702,000. Management’s efforts to grow the LifeTime brand consisted of, but were not limited to, the introduction of new products, increasing the use of point-of-sale and other merchandising materials, targeting new accounts and increased penetration and sales through existing retail customers. Effective September 9, 2008, we acquired certain net assets of Skae Beverage International, LLC as it relates to the New Leaf ® brand.

Our gross profit margin for the three month periods ended March 31, 2009 and 2008 was 39% and 46%, respectively. The overall decrease of approximately 7 percentage points in gross profit margin is primarily due to higher raw material costs and the mix of sales during those periods of products from New Leaf which have a lower gross profit margin. While many of Nutritional Specialties’ products have gross margins that exceed our overall gross margin, the aggregate total of the lower margin products generally offsets those of higher margin products. Furthermore, 17%, in the period ended March 31, 2009, and 15% ,in the period ended March 31, 2008, of our sales were in Canadian and international markets, and products sold internationally typically have lower gross margins as we sell to distributors, which offsets the overall impact of sales from any higher margin products on a total basis. Historically, our gross margins may be effected positively or negatively due to the impact of sales volumes in the United States, Canada or other international markets. We experience fluctuations in gross profit due to our utilization of sales discounts that we implement from time to time to introduce new products to our retail customers and distributors in the United States and Canada to gain initial and further distribution. Discounts in the three month period ended March 31, 2009 and March 31, 2008 were approximately $588,000 and 455,000 respectively. Any fluctuations in gross margins that may occur in the United States are not, in management’s belief, indicative of our products viability or appeal in the marketplace. Instead, these discounts and promotions may be necessary from time to time as we continue to penetrate the marketplace and to enable our products to become more widely distributed and well recognized.

Operating expenses for the three month period ended March 31, 2009 and 2008 were $2,353,504 and $1,406,786, respectively. This increase in operating expense for the period is primarily due to a full three months of expenses from New Leaf in 2009 of approximately $1,243,000 while 2008 reflects operating expense prior to the acquisition, as well as certain additional, non-cash costs associated with amortization of intangibles totaling approximately $112,000 in the three month period ended March 31, 2009 that were not accounted for in 2008.

Debt financing cost for the three month periods ended March 31, 2009 and 2008 was $996,388 and $264,259, respectively. In the three month period ended March 31, 2009, interest expense increased with additional debt issued principally through the 2008 and 2009 bridge financings totaling $863,000 at rates of interest between 3% -18%. Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties, as well as from our outstanding bank line of credit. As discussed in the footnotes to the financial statements included herein, certain warrants and notes have terms that provide the holder with rights, which if exercised, would lower the exercise or conversion price of such securities. We are required to adopt EIRF 07-05 on January 1, 2009. UnderEITF 07-05, these rights are considered derivatives and as such we incurred an expense of $280,000 related to the change in fair value of these derivatives for the period ended March 31, 2009.

There is no income tax benefit recorded because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of March 31, 2009, we had $3,667,099 in current assets of which $2,070,101, or 56%, was cash and receivables. On average, our receivables are collected in under 38 days. Total current liabilities at March 31, 2009totaled $14,598,004, of which $4,105,207, or 28%, represented trade and operating payables. This represents a ratio of current assets to current liabilities of 1 to 2.9 at March 31, 2009.

At March 31, 2009, we had a net working capital deficiency of $10,931,000. Our need for cash during the three months ended March 31, 2009 was primarily funded through the issuance of debt totaling approximately $863,000.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes. We are renegotiating the terms of our debt arrangements that mature in 2009, presently we are in default on debts maturing through May 20, 2009 that totaled $6,684,000. There can be not assurance that we will be able to renegotiate such amounts or be able to obtain terms that are favorable to the Company.

The Company believes that its existing cash resources, combined with projected cash flows from operations may not be sufficient to execute its business plan and continue operations for the next twelve months. Management has taken steps to reduce the Company’s operating expense. Additionally, the Company is evaluating its strategic direction aimed at achieving profitability and positive cash flow. In addition, the Company will continue to explore various strategic alternatives, including business combinations private placements of debt or equity securities. In April 2009, the Company engaged an investment banking firm to assist management in exploring business combinations and/or raising additional capital. However, the

Company may not be successful in executing a business combination or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to make further cutbacks, or cease operations. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Financings

On April 4 2008, Mr. Tawes, a member of our board of directors, acquired 2.5 Units in a private placement of Units, referred to as the April 2008 Bridge Financing. Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of our common stock at a price per share of $0.80, with an expiration date of April 4, 2013. We are in default on the 12% Subordinated Notes issued in the April 2008 Bridge Financing. We are attempting to negotiate an extension of the payments due with the investors.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing A. Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of our common stock at a price per share of $0.85 which expire February 2014. The 12% Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 12% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement. We intend to use the net proceeds of this private placement for working capital purposes. As of March 31, 2009, 1 unit has been sold to a qualified investor for gross proceeds of $100,000.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B. Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our common stock at a price per share of $0.85 which expire February 2014. The 3% Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement. We intend to use the net proceeds of this private placement for working capital purposes. As of March 31, 2009, 3.25 units have been sold to qualified investors for gross proceeds of $325,000. Mr. Tawes, a member of our board of directors, participated in this transaction by acquiring .25 units.

On March 20, 2009, we entered into a transaction with our Chief Executive Officer, Eric Skae, whereby we issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a Warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant. The Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note. We are currently in default on this note and are in the process of renegotiating the terms. Interest accrues on the Note at a rate of 18% per year.  Upon an event of default, the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owed under the Note shall, at the holder’s election, become immediately due and payable in cash. Commencing five days after the event of default, the interest rate shall accrue at a rate of 22% per year, or such lower maximum amount of interest permitted to be charged under applicable law.

On March 26, 2009, Mr. Tawes, a member of our board of directors, provided financing to our Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of our common stock at a price per share of $0.85, which will expire March 26, 2014.

On April 29, 2009, we commenced a private placement of Units, referred to as the April 2009 Bridge Financing. Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our common stock at an exercise price of $0.40 per share which expire April 2014. The 3% Notes mature on the earlier of (i) September 28, 2009, and (ii) upon our consummation of a business combination or sale our assets or other change of control. We intend to use the net proceeds of this private placement to provide inventory for the New Leaf division and other working capital purposes. As of May 19, 2009, 4 units have been sold to qualified investors for gross proceeds of $400,000.

We are in technical default on certain financial covenants with Vineyard Bank as further discussed in Part II, Item 3, “Defaults Upon Senior Securities.” In the coming months, management believes we can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital. However, we may not be able to complete any of these processes. Vineyard Bank has not demanded payment under these obligations. If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

During 2006, we extended payment terms with certain vendors and borrowed funds from certain officers and directors. In addition, certain officers elected to defer the payment of their salaries or convert their salaries to equity to conserve cash. These deferred salaries have been accrued at March 31, 2009. We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows. Certain of these loans were converted to common stock during the year ended December 31, 2008. While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts. Furthermore, these officers are actively involved in our day-to-day operations and understand that if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

Off Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of March 31, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified a control deficiency during 2008 that continued to exist in the three months ended March 31, 2009 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt transactions executed by the Company in accordance with U.S. generally accepted accounting principles. In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by the Company in accordance with U.S. generally accepted accounting principles. These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by the Company and the limited amount of personnel available to provide for proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition we lacked sufficient staff to segregate accounting duties. Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related on-site duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. Management believes this is a “material weakness.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the three months ended March 31, 2009, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the three months ended March 31, 2009. These reviews and procedures were undertaken in order to confirm that our financial statements for the three months ended March 31, 2009 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Our management is in the process of actively addressing and remediating the material weakness in internal control over financial reporting described above. During 2009, we intend to undertake actions to remediate the material weakness identified, including installation of a new ERP software system to allow for appropriate checks and reviews of internal control record-keeping and reporting.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We may, from time to time, be a party to lawsuits incidental to our business. On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties. Farmatek alleged a breach of contract and a violation of California Business and Professional Code. Farmatek was seeking $4,000,000 plus punitive damages and costs. In February 2009, we reached a settlement with Farmatek to pay Farmatek an aggregate of $250,000 over the following twelve months.

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

To our knowledge, as of March 31, 2009, there was no other threatened or pending litigation against our Company or our officers or directors in their capacity as such.

Item 1A – Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 15, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing A. Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of our common stock at a price per share of $0.85 which expire February 2014. The 12% Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 12% Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement. We intend to use the net proceeds of this private placement for working capital purposes. As of March 31, 2009, 1 unit has been sold to a qualified investor for gross proceeds of $100,000.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B. Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our common stock at a price per share of $0.85 which expire February 2014. The 3% Notes mature on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement. We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement. We intend to use the net proceeds of this private placement for working capital purposes. As of March 31, 2009, 3.25 units have been sold to qualified investors for gross proceeds of $325,000. Mr. Tawes, a member of our board of directors, participated in this transaction by acquiring .25 units.

On March 20, 2009, we entered into a transaction with Eric Skae, whereby we issued to Mr. Skae a 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.85 per share with an expiration date of March 20, 2014. The Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note. We are currently in default on this Note and are renegotiating the terms. Interest accrues on the Note at a rate of 18% per year.

On March 26, 2009, Mr. Tawes, a director, provided financing to our Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of our common stock at a price per share of $0.85, which will expire March 26, 2014.

With respect to the issuance of our securities as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

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

The Bank Financing and the Refinancing are also secured by a first priority security interest in substantially all of our assets and the assets of Nutritional Specialties, our wholly-owned subsidiary. As a result of this security interest, as well as the financial and restrictive covenants described above, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.  In addition, a significant decrease in our operating results could adversely affect our ability to maintain required financial covenants under the Bank Financing and Refinancing agreements. If financial covenants are not maintained, our creditors will have the option to require immediate repayment of all outstanding debt under such agreements. In such event, we may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms. If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations. We are in technical default on certain financial covenants with Vineyard Bank. As of March 31, 2009, we have an outstanding debt of $3,753,046, all of which all is now reflected as currently due. $2,000,000 of this debt is guaranteed by a member of our board of directors. In the coming months, management believes we can remedy these technical defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital. Vineyard Bank has not demanded payment under these obligations. If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended March 31, 2009.

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

4.3

Certificate of Designation for Preferred Shares (included as Exhibit 4.5 to the Form 10-KSB dated March 30, 1998, and incorporated herein by reference).

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

4.13

Common Stock Purchase Warrant between the Company and JSH Partners, dated March 30, 2007 (included as Exhibit 4.vii to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

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

4.27

Common Stock Purchase Warrant between the Company and Eric Skae, dated March 20, 2009 (included as Exhibit 4.1 to the Form 8-K filed March 24, 2009, and incorporated herein by reference).

4.28

Form of Common Stock Purchase Warrant, dated September 5, 2008 (included as Exhibit 10.2 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

4.29

Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2008 (filed herewith).

4.30

Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 19, 2008 (filed herewith).

4.31

Form of Subscription Agreement (filed herewith).

4.32

Form of Warrant (filed herewith).

4.33

Common Stock Purchase Warrant between the Company and O. Lee Tawes, dated July 14, 2008 (filed herewith).

4.34

Common Stock Purchase Warrant between the Company and Eric Skae, dated October 23, 2008 (filed herewith).

10.1

Promissory Note between the Company and Ira J. Gaines, dated April 2005 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.2

Bridge Loan Agreement between the Company and O. L. Tawes, dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

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

10.7

Asset Purchase Agreement by and among the Company, Baywood Acquisition, Inc, Nutritional Specialties, Inc., d/b/a LifeTime ®  or LifeTime ® Vitamins, and certain individuals named therein, dated March 30, 2007 (included as Exhibit 2 to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

10.10

12% 2008 Bridge Loan Agreement between the Company and JSH Partners and Guaranty executed by O. Lee Tawes, dated March 30, 2007 (included as Exhibit 4.vi to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

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

10.21

Voting Agreement between the Company and the individuals listed as stockholders therein, dated March 30, 2007 (included as Exhibit 10.8 to the Registration Statement on Form SB-2/A filed on July 23, 2007, and incorporated herein by reference).

10.22

Employment Agreement between the Company and Neil Reithinger, dated July 11, 2007 (included as Exhibit 10.1 to the Form 8-K filed on July 16, 2007, and incorporated herein by reference).

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

10.41

Form of 12% Subordinated Promissory Note (filed herewith).

10.42

12% Subordinated Note issued by the Company to O. Lee Tawes, III, dated July 14, 2008 (filed herewith).

10.43

12% Subordinated Note issued by the Company to Eric Skae, dated October 23, 2008 (filed herewith).

31.1

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baywood International, Inc.

Date: May 20, 2009	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2009	By:	/s/ Neil Reithinger
Neil Reithinger Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)