Form 10-Q
period 2009-06-30
BAYWOOD INTERNATIONAL INC
filed 2009-08-19
CIK 806175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009
Or

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

(Address of principle executive offices) (Zip Code)

(480) 951-3956

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 12, 2009, there were 8,619,022 shares of our common stock, $0.001 par value, outstanding.

2

BAYWOOD INTERNATIONAL, INC.

TABLE OF CONTENTS

PAGE

PART 1 – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited)
and December 31, 2008

Condensed Consolidated Statements of Operations (unaudited) of Operations for the three months and six months ended June 30, 2009

Condensed Consolidated Statement of Cash Flows (unaudited) for the six months ended
June 30, 2009 and 2008

Footnotes to Condensed Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Item 4T - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A – Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

3

PART I – FINANCIAL  INFORMATION

Item 1 – Financial Statements

BAYWOOD INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash & cash equivalents	$309,074	$98,410
Accounts receivable, net of allowance for uncollectible $36,281 June 2009; $256,323 December 2008	430,253	945,830
Inventory	181,158	1,217,150
Prepaids	22,757	68,947
Stock susbscription receivable	—	50,000

Total current assets	943,242	2,380,337

PROPERTY & EQUIPMENT
Computer & equipment, net	120,720	201,012

OTHER ASSETS
Goodwill and other intangible assets, net	4,163,324	13,765,387
Other	150	250
Deferred financing costs, net	197,018	470,572
Assets held for sale	8,509,645	—

Total other assets	12,870,137	14,236,209

Total assets	$13,934,099	$16,817,558

CURRENT LIABILITIES
Accounts payable	$2,858,016	$1,967,224
Accrued liabilities	1,143,543	1,196,211
Accrued liabilities related party	758,898	420,014
Dividends payable	345,154	101,999
Interest payable	385,411	192,909
Short-term notes - other	498,368	500,221
Short-term notes - related party	2,118,630	1,634,512
Notes payable - current portion	7,127,281	6,168,114
Derivative payable	3,000,000	—

Total current liabilities	18,235,301	12,181,204

OTHER LIABILTIES
Long-term debt - related party	1,850,000	1,850,000
Long-term debt - other	803,612	863,889

Total other liabilities	2,653,612	2,713,889

Total liabilities	20,888,913	14,895,093

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, convertible 10,000,000 shares authorized-	—	—
Class A - 35,000 shares issued and outstanding	35	35
Class H - 350,000 shares issued and outstanding 0 at June 30, 2009; 23,558 at December 31, 2008	—	24
Class I - 540,000 shares issued and 535,000 shares outstanding	535	535
Class J - 20,000 shares issued and outstanding	20	20
Common Stock, $.001 par value, 500,000,000 shares authorized, issued and outstanding: 8,619,022 at June 30, 2009 and 8,349,056 at December 31, 2008	8,619	8,399
Additional paid-in capital	23,731,305	22,786,251
Accumulated other comprehensive loss	(37,350)	(37,350)
Accumulated deficit	(30,657,978)	(20,835,449)

Total stockholders' equity (deficit)	(6,954,814)	1,922,465

Total liabilities and stockholders' equity (deficit)	$13,934,099	$16,817,558

See accompanying notes to the condensed consolidated financial statements

BAYWOOD INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations
Unaudited

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
CONTINUING OPERATIONS
SALES:
NET SALES	$1,188,595	$––	$1,890,384	$––

COST OF SALES:
COST OF SALES	916,836	––	1,565,617	––

GROSS PROFIT	271,759	––	324,767	––

OPERATING EXPENSES:
SHIPPING & HANDLING	110,821	––	176,923	––
MARKETING EXPENSES	631,747	––	1,262,189	––
GENERAL & ADMINISTRATIVE	478,288	455,802	884,658	698,328
OPTION & STOCK COMPENSATION EXPENSE	47,790	––	68,397	49,369
DEPRECIATION & AMORTIZATION	121,122	2,621	238,248	4,018
IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS	3,250,000	––	3,250,000	––

TOTAL OPERATING EXPENSES	4,639,768	458,423	5,880,415	751,715

LOSS FROM CONTINING OPERATIONS	(4,368,009)	(458,423)	(5,555,648)	(751,715)

OTHER INCOME (EXPENSE):
INTEREST INCOME	––	29	––	807
MISCELLANEOUS INCOME (EXPENSE)	(100)	(6)	3,247	30,069
INTEREST EXPENSE	(376,642)	(178,027)	(646,138)	(347,051)
AMORTIZATION OF DEBT DISCOUNT & DEBT ACQUISITION COST	(728,679)	(170,645)	(1,444,414)	(265,880)
DERIVATIVE EXPENSE	(2,716,000)	––	(2,996,000)	––
IMPAIRMENT OF JOINT VENTURE	––	(103,289)	––	(103,289)

TOTAL OTHER INCOME (EXPENSE)	(3,821,421)	(451,938)	(5,083,305)	(685,344)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,189,430)	(910,361)	(10,638,953)	(1,437,059)

PROVISION FOR INCOME TAXES	––	––	––	––
NET LOSS FROM CONTINUING OPERATIONS	(8,189,430)	(910,361)	(10,638,953)	(1,437,059)
DISCONTINUED OPERATIONS

INCOME FROM DISCONTINUED OPERATIONS	500,572	350,918	1,068,289	755,123

NET LOSS	(7,688,858)	(559,443)	(9,570,664)	(681,936)

PREFERRED DIVIDENDS DECLARED	137,874	107,471	251,862	215,143
CUMULATIVE EFFECT OF RESTATEMENT UNDER EITF 07-05	––	––	––	4,000
LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(7,826,732)	$(666,914)	$(9,822,526)	$(901,079)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.92)	$(0.10)	$(1.17)	$(0.14)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,505,798	6,721,256	8,424,475	6,618,791

See accompanying notes to the condensed consolidated financial statements

BAYWOOD INTERNATIONAL, INC.

Condensed Consolidated Statement of Cash Flows
Unaudited

	For the six months ended June 30,
	2009	2008
Operating Activities:
Net Loss	$(9,570,664)	$(681,936)
Adjustments to reconcile net loss to cash used in operating activities
Impairment of goodwill and other intangible assets	3,250,000	103,289
Depreciation & amortization	1,721,710	322,285
Stock compensation expense	68,397	91,369
Stock issued for services	154,900	360,000
Derivatives	2,996,000	––
Changes in assets & liabilities:
(Increase) decrease in-
Accounts receivable	(837,925)	(380,043)
Inventory	(58,672)	94,344
Prepaid expenses	50,691	(351,956)
Accounts payable	890,786	129,694
Accrued expenses	478,452	(179,482)

Net cash used in operating activities	(856,325)	(492,436)
Cash generated by discountined operations	142,769	––
Net cash used in operating activities	(713,556)	(492,436)

Investing Activites:
Purchase of equipment	(3,690)	(49,119)
Note receivable	––	(200,000)
Deferred busines acquisition cost	––	(60,903)
Investment in Joint Venture	––	(68,868)
Other	100	––

Net cash used in investing activities	(3,590)	(378,890)

Financing Activities:
Proceeds from notes payable	1,263,357	999,000
Payment of dividends	(3,500)	(231,361)
Payments on line of credit, net	(1,853)	––
Principal payments on notes payable	(330,194)	(423,401)
Fees paid in connection with acquiring debt	––	(64,380)

Net cash provided by finanicing activities	927,810	279,858

Change in cash & cash equivalents	67,895	(591,468)
Cash & cash equivalents beginning of period	98,410	692,049
Cash & cash equivalents end of period	166,305	$100,581

Supplemental disclosures:
Cash paid during the period for:
Interest	$261,053	$362,769

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	251,862	215,143
Conversion of preferred to common stock	––	62,500
Common stock issued in lieu of dividends	942	932
Value of warrants issued to debt	721,015	453,082

See accompanying notes to the condensed consolidated financial statements

BAYWOOD INTERNATIONAL, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements of Baywood International, Inc. (“Baywood” or the “Company”) as of and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, the Company had negative net working capital of approximately $17,292,059 at June 30, 2009.  The Company has not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  The Company is in default on a number of notes payable and financing agreements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash resources, combined with projected cash flows from operations may not be sufficient to execute its business plan and continue operations for the next twelve months.  Management has taken steps to reduce the Company’s operating expenses.  Additionally, the Company intends to change its strategic direction with the sale of its Lifetime and Baywood brands to provide the necessary resources aimed at achieving profitability and positive cash flow.    The Company will continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities.   In April 2009, the Company engaged an investment banking firm to assist management in exploring raising additional capital.  However, the Company may not be successful in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, the Company may be forced to make further cut backs, or cease operations. In July 2009, the Company entered into an Asset Purchase Agreement with (“the Agreement”) Nutra, Inc., a subsidiary of Nutraceutical International Corporation.  Pursuant to the Agreement, we agreed to sell substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  These assets are reflected as “assets held for sale” at June 30, 2009. Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of liabilities and certain pre-closing working capital adjustments.

The final closing of the transaction contemplated by the Agreement is subject to the following contingencies and requirements:

•

The approval by a majority vote of the outstanding shares of our Company which was received on August 6, 2009;

•

Obtaining certain releases including final consents from our Company’s senior lender, Vineyard Bank, N.A.;

•

If the closing of the transaction contemplated by the Agreement has not occurred by October 15, 2009 due to any failure of any of the conditions to closing described in the Agreement, then Nutra, Inc. may terminate the Agreement at its sole option unless Nutra, Inc. elects in writing to extend the Agreement for one or more successive periods of 30 days;

•

$250,000 of the purchase price will be held back by Nutra, Inc. for one year following the closing of the transaction contemplated by the Agreement to satisfy any amounts owed by us to Nutra, Inc. pursuant to the Agreement, including, at Nutra, Inc.’s option, any post-closing adjustments to the purchase price; and

•

The $8,250,000 purchase price is comprised of $7,250,000 for the purchased assets plus $1,000,000 for the LifeTIME trademark and the goodwill associated with the trademark. A third party has a right of first refusal to purchase the LifeTIME trademark and the goodwill associated with the trademark. On August 6, 2009, the third party waived its right of first refusal to purchase the LifeTIME trademark and the goodwill associated with the trademark therefore Nutra, Inc. will pay the entire purchase price, assuming all other conditions are met.

Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. will be evaluated at closing to see if they have a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, or GAAP, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. When determining this net asset value at closing, referred to as the “Estimated Net Asset Value NAV,” adjustments will be made to the extent that Nutritional Specialties, Inc.’s closing financial statements fail to conform to GAAP. In the absence of reaching a mutual agreement on the Estimated NAV amount at closing, the Estimated NAV shall equal the mean average of both parties’ good faith proposals. If the Estimated NAV is greater or less than $1,848,604, the purchase price payable at closing will be increased or decreased by the amount of such difference on a dollar-for-dollar basis. No later than six months after the closing date, if Nutra, Inc. determines that there is a material difference between the actual net asset value, referred to as the “Actual NAV,” and the Estimated NAV, it will prepare a written statement setting forth the calculation of the Actual NAV. If there is no objection to this calculation, this written statement shall be deemed the final statement. If the parties disagree, they will determine the Actual NAV according to the procedure set forth in the Agreement and the difference between the Actual NAV and the Estimated NAV will be reconciled. The assets of subject to the agreement have been classified as Assets held for Sale on the June 30, 2009 Balance Sheet and the results of operations of Nutritional Specialties, Inc. have been classified as discontinued operations in all periods presented.

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

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Dividend yield	—	—
Volatility	106% to 107%	114%
Risk free interest rate	1.8% to 2.9%	2.7%
Expected term	5 years	5 years
Forfeiture rate (options)	8%	—

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

	June 30, 2009	December 31, 2008
Raw materials	$49,913	$289,948
Finished goods	131,245	927,202
Totals	$181,158	$1,217,150

Long life assets and intangibles –

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over five to seven years or the lease term, whichever is shorter.  Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of certain net assets from Nutritional Specialties, Inc. and the September 9, 2008 acquisition of Skae Beverage International, LLC, now New Leaf Brands.  Goodwill and intangible assets consisted of the following at June 30, 2009 and December 31, 2008:

	Goodwill- Nutritional Specialties Inc.	Brand Value – Nutritional Specialties Inc.		Brand Value – New Leaf Brands	Customer list- Nutritional Specialties Inc.	Total
Asset value at December 31, 2008	$8,917,068		$303,400	$4,500,824	$322,600	$14,043,892
Accumulated amortization as of December 31, 2008			53,092	112,500	112,913	278,505
Net asset value at December 31, 2008	$8,917,068		$250,308	$4,388,324	$209,687	$13,765,387

Asset value at June 30, 2009	$—		$—	$4,500,824	$—	$4,500,824
Accumulated amortization as of June 30, 2009				337,500	—	337,500
Net asset value at June 30, 2009	$—	$		$4,163,324	$—	$4,163,324

The Company evaluates our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. As discussed in Note 15, in April 2009, the Company  classified Nutritional Specialties Inc. Assets  Held for Sale. The Company had valued the goodwill associated with the purchase of Nutritional Specialties Inc. in 2007 and has recognized an impairment in value of the goodwill and other intangibles of $3,250,000 for the six month period ended June 30, 2009. In July 2009, the Company signed an Asset Purchase Agreement for the sale of the Lifetime and Baywood brands of products which is discussed further in Note 11, subsequent events.

Derivatives –

As part of certain note and warrant agreements, the Company has provided holders with the option to convert the note or warrant into the Company’s common stock at a specified strike price. In order to prevent dilution, if the new financing exercise price is lower than the original strike price on the day of conversion or exercise, the strike price would be lowered to the new conversion or exercise price.  Under the “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” as issued by the Emerging Issue Task Force of the Financial Accounting Standards Board (EITF 07-05), the Company has determined that these types of down round protection terms are considered derivatives.

The Company originally estimated the fair value of these warrants using a Black-Scholes-Merton valuation model. The same valuation model approach is applied to the market price of the Company’s stock at January 1, 2009 and June 30, 2009 to determine the amount of the derivative relative to the down round protection. The fair value of these derivates at

January 1, 2009 was zero and at June 30, 2009 was $1,200,000 and was included in financing cost for the three and six month period ended June 30, 2009. The Company considers these derivative instruments as used for the purpose of securing financing.

In August 2009, the Company offered its warrant holders the opportunity to exercise their warrants at an exercise price of $0.25 per common share or to convert their remaining warrants on a cashless basis into common shares.  Additionally, the Company lowered the conversion price of certain outstanding notes to $0.25. While it is premature to assume that all warrant holders will convert or exercise into common shares, management believes that many of the warrant holders will accept this offer. The warrant holders have until August 31, 2009 to accept the offer. As such, management’s estimate will impact the derivative probability to between 5% and 100%.

Certain notes issued by the Company have conversion options at the option of the holder. The notes with down round protection terms are considered as derivatives.  The Company estimates the value of these derivates by comparing the market price to the strike price. Where the market price is below the strike price, the Company evaluates the probability of conversion. Most of these notes mature in under one year and the Company considers the probability that a conversion would take place as minimal since this would require exchanging a secure instrument for equity in a declining market. The fair value of these derivatives at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adopting EITF 07-05. The change in fair value to June 30, 2009 of $1,794,000 was included in financing cost for the period then ended. The Company considers these derivative instruments as used for the purpose of securing financing.

In August 2009, the Company offered approximately 90% of its note holders the opportunity to convert their notes and accrued interest at an exercise price of $0.25 per common share. While it is premature to assume that all note holders will convert to common shares, management believes that many of the note holders will accept this offer. These note holders have until August 31, 2009 to accept this offer.  As such management’s estimate will impact the derivative probability to between 5% and 100%.

The Company has a note agreement with a related party that specifies that if the Company is in default the Company must pay to the holder additional compensation.  The fair value of this derivative at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adoption EITF 07-05. The change in fair value at June 30, 2009 was $2,000 and was included in financing cost for the period then ended. The Company considers this derivative instrument as used for the purpose of securing financing.

Net Loss Per Share-

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period..  The Company has adopted SFAS No. 128, “Earnings Per Share.”  Diluted earnings, or loss, per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share may not been presented if the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include mainly nutritional and dietary supplements and ready-to-drink beverages.  The Company operates in only one reportable segment and holds all of its assets in the United States. The sales of nutritional and dietary supplements for the six month period ended June 30 , 2009 and 2008 was $7,351,869 and $6,673,232 and is included in the results of discontinued operations.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the six months ended June 30:

Net Sales		2009		2008
Nutritional and Dietary Supplements:
United States	$			$—
Canada				—
Other International				—
Totals	$			$—
Ready-to-Drink Beverages:
United States		$1,588,765		$—
Canada		251,233		—
Other International		50,386		—
Totals		$1,890,384	$
TOTAL		$1,890,384		$—

NOTE 5 - CREDIT RISK AND OTHER CONCENTRATIONS

As of June 30, 2009, approximately 21% and 14% of accounts receivable was due from two customers.  Sales to these customer totaled approximately $381,000 and 226,000 for the six month period ended June 30, 2009.

As of June 30, 2008, approximately 16%, 14% and 14% of accounts receivable were due from three customers. Sales to these customers totaled approximately $411,000, $562,000 and $259,000, respectively, for the six month period ended June 30, 2008.

As of June 30, 2009, approximately 35% and 32% of accounts payable were due to two vendors.  Purchases from these vendors totaled approximately $527,000 and $733,000, respectively, for the six month period ended June 30, 2009.

As of June 30, 2008, approximately 25%, 25% and 9% of accounts payable were due to three vendors.  Purchases from these vendors totaled approximately $1,249,000, $851,000 and $329,000, respectively, for the six month period ended June 30, 2008.

A slowdown or loss of these customers or suppliers could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

NOTE 6 – RELATED PARTY NOTES PAYABLE

Notes payable to related parties at June 30, 2009 and December 31, 2008 consisted of the following:

Description	June 30, 2009	December 31, 2008
Short-term
Current portion of notes payable to officers and a director of the Company.	$2,101,120	$1,587,321
Note payable to officer of the Company. Unsecured note bearing interest at 12% per annum and past due.	17,510	47,191

Total short-term related party notes payable	$2,118,630	$1,634,512

Long-term
Note payable to an officer of the Company. Unsecured note bearing interest at 8% per annum and is due March 31, 2009.	$87,500	$87,500
Notes payable to an officer of the Company and officer’s family. Unsecured notes bearing interest at 8% per annum and are due on various dates to September, 2013.	2,100,000	2,100,000
Note payable to an officer of the Company. Unsecured note bearing interest at 8% per annum, convertible into common stock of the Company and is due March 31, 2009.	25,000	25,000
Notes payable to a director of the Company. Unsecured note bearing interest at 12% per annum through the 2008 Bridge financing.	125,000	125,000
Note payable to a director of the Company. Unsecured note bearing interest at 10% per annum and is due February 28, 2009.	500,000	500,000
Note payable to an officer of the Company. Unsecured note bearing interest at 12% per annum and is due July 2009.	200,000	200,000
Note payable to a director of the Company. Unsecured note bearing interest at 12% per annum and is due April 2009.	200,000	200,000
Note payable to a director of the Company. Unsecured note bearing interest at 10% per annum and are due January 2009.	350,000	350,000
Note payable to a director of the Company. Unsecured note bearing interest at 3% per annum through the 2009 Bridge financing B.	25,000	—
Note payable to a director of the Company. Unsecured note bearing interest at 12% per annum and is due September 2009.	113,357	—
Note payable to an officer of the Company. Unsecured note bearing interest at 18% per annum and is due April 2009.	270,000	—

Carrying value of Long-term notes payable	3,995,857	3,587,500
Less: Debt Discount	(44,737)	(150,179)
Total long term debt related parties	3,951,120	3,437,321

Less: current maturities	2,101,120	1,587,321
Long-term portion	$1,850,000	$1,850,000

The Company is currently in default on notes that mature before August 19, 2009 and is in the process of renegotiating this debt and the other notes that mature in 2009 and has reflected these notes as current liabilities.

Interest expense for the six months ended June 30, 2009 and 2008 amounted to $172,747 and $77,350, respectively, for related party notes payable.  The weighted average interest rate for all related party borrowings amounts to 38% for 2009 and 19% for 2008.

The purchasers of the 10% Notes were O. Lee Tawes, III, and his designee.  Mr. Tawes is a member of the Company’s Board of Directors and is the Managing Director of Investment Banking of the placement agent, Northeast Securities, Inc.  Other affiliates or employees of the placement agent also purchased an aggregate of $1,060,000 of Units in the 2007 Private Placement.  Other affiliates or employees of the placement agent also purchased an aggregate of 4 Units in the 2006 Bridge Financing.

On September 9, 2008, as part of the acquisition of certain assets of Skae Beverage International, LLC, the Company issued notes in the aggregate principle amount of $1,000,000 to family and friends of Eric Skae, referred to as the Skae Family and Friends Notes, and $1,000,000 and $100,000 convertible subordinated notes to Skae Beverage International, LLC, all of which accrue interest at a rate of 8% per year.  The Skae Family and Friends Notes are payable as to (i) no less than $25,000 and no more than $50,000 every three months commencing on the first anniversary of the issuance date and (ii) any and all remaining principle and any accrued but unpaid interest is due in a single lump sum on the fifth anniversary of the issuance date.  Any interest accrued during the 12 month period following issuance shall be due and payable in arrears on the first anniversary of the date issued. Any accrued interest during the 48 months following the first anniversary of the issuance shall be payable in arrears on a quarterly basis after first anniversary of the note. The Company may prepay the Skae Family and Friends Notes in whole or in part at any time without premium or penalty or discount, together with accrued interest to the date of payment on the principle amount prepaid. Upon an event of default, the holder may convert all or any portion of the Skae Family and Friends Notes into shares of the Company’s restricted common stock at an initial conversion price of the greater of (i) 60% of the average of the last reported closing price of a share of the Company’s common stock for the 20 business days immediately preceding such day of determination, and (ii) $0.85, subject to adjustment.  In order to prevent dilution, if (i) is lower than (ii) on the day of conversion, the Company must pay to the holder additional compensation as set forth in the Skae Family and Friends Notes. Upon the happening of any event of default, the entire principle and all accrued but unpaid interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.  The $1,000,000 note and the $100,000 note payable to Skae Beverage International, together the “Notes,” have substantially similar terms except with respect to the principle amount, conversion and prepayment.  The $1,000,000 note is convertible in whole or in part into shares of the Company’s restricted common stock at any time, however the Company may prepay the $1,000,000 note at any time without penalty, together with accrued interest to the date of payment on the principle amount prepaid. The $100,000 note is convertible in whole or in part at any time from and after September 8, 2009 into shares of the Company’s restricted common stock.   Both Notes are convertible at $1.50 per share, subject to adjustment. The Notes are payable in full on the fifth anniversary of the issuance date.  Any interest accrued during the 12 month period following issuance is due and payable in arrears on the first anniversary of the date of issuance.  Any accrued interest during the 48 months following the first anniversary of the issuance is payable in arrears in quarterly installments on each three-month anniversary of the first anniversary of the date of issuance.  Upon the happening of any event of default, the entire principle and all interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principle amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at a price per share of $0.85 which expire February 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009, management is in negotiation regarding this payment  or (ii) upon the Company’s consummation of a debt or equity financing in which the Company receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principle amount on the 3% Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement. The Company used the net proceeds of this private placement for working capital purposes. As of February 11, 2009, the closing date of the offering, 3.25 Units were sold to qualified investors for gross proceeds of $325,000.  Mr. Tawes participated in this transaction by acquiring .25 Units. Mr. Tawes is a member of the Company’s Board of Directors.

On March 20, 2009, the Company entered into a transaction with Eric Skae, the Company’s Chief Executive Officer and Chairman of the Board, whereby it issued to Mr. Skae a 18% Subordinated Note, with an effective date of March 17, 2009, for a principle amount of $325,000 and a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share with an expiration date of March 20, 2014.  The value of the Warrants was $31,285 and will be accounted for as debt discount.  The 18% Subordinated Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note.  The Company is presently in default on this Note and is renegotiating the terms of this Note. Interest accrues on the Note at a rate of 18% per year.

On March 26, 2009, Mr. Tawes, a member of the Company’s Board of Directors, provided financing to the Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of the Company’s common stock at a price per share of $0.85, which will expire March 26, 2014.  The value of the Warrants was $39,727 and will be accounted for as debt discount.

The following is a schedule of principle maturities for the next five years and the total amount thereafter on the related party notes as of June 30, 2009:

Annual period Ending June 30,	Principle Maturities
2009	$2,163,367
2010	200,000
2012	200,000
2013	200,000
2014	1,250,000
Total	$4,013,367

NOTE 7 - LONG-TERM DEBT

Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

Description	June 30, 2009	December 31, 2008
Notes payable to a bank, bearing interest at prime plus 2 percent which, at June 30, 2009, was 5.25% per annum, has senior debt priority, secured by all business assets, guaranteed by a director of the Company and matures July 9, 2009.	$1,866,667	$1,916,667

Note payable to a bank, bearing interest at 9.75% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010, the Company is in default on certain financial covenants and no waiver has as yet been granted.	1,313,799	1,338,011

Note payable bearing interest at 10% per annum, unsecured and matured on February 28, 2009.	500,000	500,000

Notes payable bearing interest at 8% per annum, unsecured and matured on June 30, 2009.	87,500	87,500

Note payable bearing interest at 8% per annum, convertible into common stock of the Company, unsecured and matured on June 30, 2009.	125,000	125,000

Notes payable bearing interest at 12%-15% per annum, are unsecured and matured June 2003 through January 2009.	83,475	130,325

Convertible notes payable – Other. Unsecured notes bear interest at 20% -30% per annum due January 2009.	240,000	240,000

Note payable to a trust, bearing interest at 5% per annum, unsecured, matures May 2013.	848,770	899,511

Capitalized equipment lease	281	2,117

Equipment loan bearing interest at 11% per annum, matures November 2013.	72,043	77,237

Notes payable bearing interest at 36% per annum, are unsecured and matured January 2009.	200,000	200,000

Description	June 30, 2009	December 31, 2008
Notes payable unsecured bearing interest at 12% per annum through the 2008 Bridge financing and mature September 2009, a director has granted a put option on $1,635,000 of these notes.	2,340,000	2,340,000

Notes payable unsecured bearing interest at 12% per annum through the February 2009 Bridge Financing A and mature September 2009.	100,000

Notes payable unsecured bearing interest at 3% per annum through the February 2009 Bridge Financing B and mature September 2009.	300,000

Notes payable unsecured bearing interest at 3% per annum through the April 2009 Bridge financing and mature September 2009.	333,320

Carrying value of Long-term notes payable	8,410,855	7,856,368

Less: Debt Discount	(479,962)	(824,365)

Total long-term debt other	7,930,893	7,032,003

Less: current maturities	7,127,281	6,168,114

Long-term debt - other	$803,612	$863,889

The Company is $5,647,466 in default on the Notes that mature before August 14, 2009 and is in the process of renegotiating the debt that matures in 2009. This Notes have been classified as short-term.

Interest expense for the six months ended June 30, 2009 and 2008 amounted to $463,896 and $329,133, respectively. The weighted average interest rate for all short term borrowings amounts to 72% for 2009 and 11% for 2008.

On September 19, 2006, the Company completed the 2006 Bridge Financing.  Each Unit consisted of (i) $50,000 principle amount of 10% Senior Convertible Notes, and (ii) Bridge Warrants to purchase 21,429 shares of the Company’s common stock at a price per share of $0.70, which represents 30% of the principle amount divided by the exercise price.  The 10% Notes matured on the earlier of (a) 12 months after initial issuance, (b) upon the consummation by the Company of a merger, business combination, sale of all or substantially all of its assets or other change of control, or (c) following the closing of a qualified placement. The principle amount and accrued interest on the 10% Notes were convertible, at the option of each investor, into the securities sold in a qualified placement, on the same terms and conditions as other investors in the qualified placement.

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

The 10% Note (i) bears interest at the rate of 10% per annum, payable monthly in arrears, commencing April 30, 2007, (ii) is payable as to $500,000 of principle on February 28, 2009 and the balance, which was not paid by the Company by February 28, 2009, has become a demand note from and after such date, (iii) is subject to prepayment by the Company without premium or penalty, but with accrued interest, after March 1, 2008, or at any time upon the closing of any offering of equity securities of the Company after the 2007 Private Placement for aggregate gross proceeds of at least $4,000,000, (iv) is subject to mandatory prepayment at the option of the holder upon the occurrence of a sale of the business or other change of control, as defined in the 10% Note, (v) is entitled to the same registration rights for the 10% Notes, Warrants and the common stock issuable upon exercise thereof as granted to investors in the 2007 Private Placement, and (vi) is subordinated to the prior payment of the indebtedness incurred in the Vineyard Bank financing (the “Bank Financing”), except that scheduled principle and interest payments may be made so long as the Bank Financing is not in default.

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

On July 12, 2007, the Company repaid the 12% 2007 Bridge Note from the proceeds of a refinancing from Vineyard Bank, consisting of a $2,000,000 term loan having a 2-year maturity, at an interest rate equal to the prime rate plus 2% (the “Refinancing”).  The Refinancing is secured by the same collateral and contains substantially the same terms and conditions as the Bank Financing.  Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III, a member of the Company’s Board of Directors. As part of the Bank Financing, the Company agreed to maintain certain financial ratios. At the time of signing these agreements, the Company was not in compliance with the covenants contained in the agreement. As of June 30, 2009, the Company continues to be in default of these covenants and the principle payments.  Vineyard Bank has not yet demanded payment of the loans, as such all Vineyard Bank loans are reflected as currently due.

On April 4, 2008, the Company commenced a private placement of Units, referred to as the April 2008 Bridge Financing.  Each Unit consisted of (i) $50,000 principle amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price per share of $0.80 which expire April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance or (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. The Company and the noteholders are negotiating an extension of the maturity date of the 12% Subordinated Notes. The principle amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company paid Northeast Securities, Inc., the placement agent for the sales of Units in the April 2008 Bridge Financing, a fee of 7% of the gross proceeds, which is accounted for as debt discount noted in the above table, received by the Company.  As of June 11, 2008, the closing date of the offering, 16.6 Units were sold to qualified investors for gross proceeds of $830,000.

On September 5, 2008, the Company commenced a private placement of Units, referred to as the September 2008 Bridge Financing.  Each Unit consisted of (i) $100,000 principle amount of 12% Subordinated Notes  and (ii) Warrants to purchase 117,647 shares of the Company’s common stock at a price per share of $0.85 which expire September 5, 2013.  The 12% Subordinated Notes mature on the earlier of (i) September 4, 2009, and (ii) no more than 15 business days following the consummation by the Company of a debt or equity financing or series of debt or equity financings in which the Company receives at least $4,000,000 in gross proceeds, referred to as a Qualified Placement.  The principle amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Units consisted of a beneficial conversion feature valued at $435,836, based on the intrinsic method and are being amortized over one year using the straight line method which approximates the effective interest method.  The Company paid Northeast Securities, Inc., the placement agent for the sales of Units in the September 2008 Bridge Financing, a fee of 9% of the gross proceeds and warrants to purchase 153,884 shares of the Company’s common stock at a price per share of $0.85 which expire September 5, 2013, which are accounted for as debt discount noted in the above table.  As of September 5, 2008,the closing date of the offering, a total of 16.35 Units were sold to qualified investors for gross proceeds of $1,635,000.

On November 26, 2008, the Company completed the sale of a subordinated note for $200,000 with a stated interest rate of 12% due in January 2009.  The Company is currently negotiating an extension of this note, but the nature of such extension has not been determined yet.

On December 3, 2008, the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principle of $1,719, which matures by November 2013.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing A.  Each Unit consisted of (i) $100,000 principle amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of the Company’s common stock at a price per share of $0.85 which expire February 2014.  The 12% Notes mature on the earlier of (i) September 30, 2009 or (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principle amount on the 12% Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.   As of February 11, 2009, 1 Unit was sold to a qualified investor for gross proceeds of $100,000.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principle amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at a price per share of $0.85 which expire February 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009 or (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principle amount on the 3% Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.   As of February 11, 2009, the closing date of the offering, 3 Units were sold to a qualified investor for gross proceeds of $300,000.

On Aril 29, 2009 the Company commenced a private placement of Units, referred to as the April 2009 Bridge Financing.  Each Unit consisted of (i) $100,000 principle amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at a price per share of $0.40 which expire May 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009 or (ii) upon the closing of a transaction to sell Nutritional Specialties, Inc. Principle repayments were made in June 2009 of 17% of the principle amount and accrued interest under the notes, then 25% in August 2009 and the balance in September 2009.    As of May 1, 2009, the closing date of the offering, 4.5 Units have been sold to qualified investors for gross proceeds of $450,000.

The convertible debt outstanding at June 30, 2009 of $3,403,000 would be convertible into a maximum of 11,735,714 shares of the Company’s common stock at June 30, 2009, on the basis of the lowest fixed conversion price.

The Company has reviewed the terms of its convertible debt agreements and concluded that certain debt under EITF 07-05 has embedded derivatives under SFAS No. 133. Management estimates that sufficient authorized shares exist to cover issuances of and conversions into common stock.

The following is a schedule of principle maturities for the next five years and the total amount thereafter on these notes as of June 30, 2009:

Year Ending June 30,	Principle Maturities
2010	$7,607,242
2011	125,766
2012	133,089
2013	534,751
2014	10,007
Total	$8,410,855

NOTE 8 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2009, a shareholder converted 23,558 Series H Preferred Shares into 58,895 common shares and was issued an additional 1,071 common shares as payment of the Series H dividend. In addition, the Company issued 150,000 common shares as payment of services rendered were recorded at fair value on the grant date of $1.00 per share and 10,000 common shares as payment of service rendered recorded at fair value on the grant date of $0.49 per share.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Options –

The Company did not grant any stock options to directors and employees during the six months ended June 30, 2009 and granted 62,500 options to purchase common stock to a director for the six month period ended June 30, 2008. Compensation cost recognized during the six months ended June 30, 2009 and 2008 related to stock-based awards was $68,397 and $119,369, respectively. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

The summary of activity for the Company's stock options is presented below:

	June 30, 2009	Weighted Average Exercise Price

Options outstanding at beginning of the period	2,418,052	$1.11
Granted for the period	—	—
Exercised for the period	—	—
Terminated/Expired	125,000	3.00
Options outstanding at June 30, 2009	2,293,052	$1.00
Options exercisable at June 30, 2009	1,125,750	$1.88
Options available for grant at June 30, 2009	1,706,948

Exercise price per share of options outstanding	$0.74 to $3.00

Weighted average remaining contractual lives	7.3 years

Sum of fair value of options granted during the quarter	—

The common stock options expire as follows:

2009	1,250
2010	2,500
2011	4,500
2012	12,500
2013 – 2018	2,272,302
Total	2,293,052

The aggregate intrinsic value of the options outstanding at June 30, 2009 was approximately $82,000 with a weighted average remaining contract term of 7.3 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $629,000 as of June 30, 2009.

The Company granted 100,000 restricted shares of common stock during 2007 that vested ratably over a 5 year period commencing on December 31, 2007. These restricted shares were valued on the grant date at $56,000 using a liquidating discount of 60%. Stock-based compensation cost of $5,600 was recorded as an expense in the six month period ended June 30, 2009.

On July 1, 2008, under the terms of the Company’s 2008 Stock Option and Incentive Plan, the Company issued to certain employees 280,000 options to purchase common stock at $1.02 per share which vest ratably over a five year period and expire June 30, 2018. On September 9, 2008, under the terms of the 2008 Stock Option and Incentive Plan and consistent with the employment contract of Eric Skae, the Company issued to Mr. Skae 250,000 options to purchase common stock at $0.90 per share, of which 50,000 shares vested immediately and the remainder vest ratably over a four year period. The options will expire as to each vested portion if not exercised within five  years after the date of vesting.  On September 28, 2008, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to Neil Reithinger 300,000 options to purchase common stock at $0.80 per share which vested immediately and expire September 28, 2018 and 300,000 options to purchase common stock at $0.80 per share which vested upon the Company completing a $5,000,000 equity financing which the Company has not achieved and is not vested.  Such equity financing shall include the total of any one financing or the aggregate of one or more financings such that the total equals or exceeds $5,000,000. On September 28 2008, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to certain employees 309,500 options to purchase common stock at $0.80 per share which vest ratably over a five year period and expire September 28, 2018.

Warrants -

During the six months ended June 30, 2009, the Company issued 350,000 warrants to related parties at an exercise price of $0.85 per share.  In addition, the Company issued 1,000,000 warrants at an exercise price of $0.85  per share and 1,200,000 warrants at an exercise price of $0.40 per share. The warrants were issued as an inducement for loans to the Company. The following table reflects a summary of common stock warrants outstanding and warrant activity during the six months ended June 30, 2009:

		Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2008	7,250,708	$0.73	3.5
Granted during the period	2,550,000	0.64	4.7
Exercised during period	—
Expired during the period	6,000	0.40
Warrants outstanding at June 30, 2009	9,794,708	$0.71	3.1

The common stock warrants expire as follows:

Year	Amount

2010	250,000
2011	153,572
2012	3,280,000
2013	3,561,136
2014	2,550,000
Total	9,794,708

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

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers, directors and significant shareholders as of June 30, 2009:

Officer/Director/Significant Shareholders			Accrued Salaries & Bonus Amount	Accrued Dividend Amount

	Notes Payable
	Amount	Accrued Interest
Eric Skae	$2,570,000	$154,969	$37,501	$—
Chairman of the Board, Chief Executive Officer & President

Neil Reithinger	$—	$—	$109,900	$—
Chief Operating Officer & Chief Financial Officer

Thomas Pinkowski	$112,500	5,639	$—	—
Vice-President

Karl H. Rullich	$17,500	$7,587	$130,135	$60,062
Significant Shareholder

O. Lee Tawes, III	$1,313,357	$180,759	$—	$62,500
Director	$4,013,357	$348,954	$277,536	$122,562

In February 2008, as part of the restructuring of two loans with O. Lee Tawes, III, a member of the Company’s Board of Directors, the Company granted Mr. Tawes a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.79 per share and a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.80 per share, both warrants expiring in February 2013.

In April 2008, Mr. Tawes, a member of the Company’s Board of Directors, participated in a private placement of Units, referred to as the April 2008 Bridge Financing, and acquired 2.5 Units. Each Unit consisted of (i) $50,000 principle amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at a price  per share of $0.80, with an expiration date of April 4, 2013.

In July 2008, Mr. Tawes, a member of the Company’s Board of Directors, provided additional financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 312,500 shares of the Company’s common stock at a price per share of $0.80, which will expire July 14, 2013.

In August 2008, the Company entered into a lease agreement with the brother of the Company’s director and executive officer, Neil Reithinger. The Board of Directors, except for Mr. Reithinger, reviewed several proposals for alternate facilities and determined that Mr. Reithinger’s brother’s facility was superior and the terms of the lease were better than could be obtained from an independent third party. The lease is a five year lease with a two year option out, with monthly lease payments of $4,500.

On October 23, 2008, Eric Skae provided financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 150,000 shares of the Company’s common stock at a price per share of $0.85, which will expire July 14, 2013.  At the time of the transaction, Mr. Skae served as a member of the Company’s Board of Directors.

On November 4, 2008, Scott Ricketts, a member of the Company’s Board of Directors, participated in a private placement for $100,000.  In exchange, Mr. Ricketts received a warrant to purchase 28,736 common shares at an exercise price of $0.87 per share, which will expire on November 4, 2013.  On November 30, 2008, the Company issued Mr. Ricketts 10,000 shares of Series J Preferred Stock, convertible at $0.40 per share into 250,000 shares of the Company’s common stock.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principle amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at a price per share of $0.85 which expire February 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009 or (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principle amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company intends to use the net proceeds of this private placement for working capital purposes. As of February 11, 20009 3.25 Units were sold to qualified investors for gross proceeds of $325,000.  Mr. Tawes, a member of the Company’s Board of Directors, participated in this transaction by acquiring .25 Units.

On March 20, 2009, the Company entered into a transaction with Eric Skae, the Company’s Chief Executive Officer and Chairman of the Board, whereby it issued to Mr. Skae a 18% Subordinated Note, with an effective date of March 17, 2009, for a principle amount of $325,000 and a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share with an expiration date of March 20, 2014.  The value of the Warrants was $31,285 and will be accounted for as debt discount.  The 18% Subordinated Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note. The Company is currently renegotiating the terms of the Note.  Interest accrues on the Note at a rate of 18% per year.

On March 26, 2009, Mr. Tawes, a member of the Company’s Board of Directors, provided financing to the Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of the Company’s common stock at a price per share of $0.85, which will expire March 26, 2014.  The value of the Warrants was $39,727 and will be accounted for as debt discount.

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable that those that could be obtained from non-affiliates.  Any such transaction must be reviewed by the Company’s independent director.

NOTE 11 - SUBSEQUENT EVENTS

Effective July 24, 2009, together with its wholly-owned subsidiary Nutritional Specialties, Inc., the Company entered into an Asset Purchase Agreement (the “Agreement”) with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation. Pursuant to the Agreement, the Company agreed to sell substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes receivable and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts. Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement.

In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of liabilities and certain pre-closing working capital adjustments. The final closing of the Agreement is subject to shareholder approval and certain releases including final consents from the Company’s senior lender, Vineyard Bank, N.A.

Assuming the transaction contemplated by the Agreement closes, the Company intends to initiate a plan to recapitalize its balance sheet and focus on the growth of its beverage business, namely New Leaf Tea, as well as the expansion of new products within the functional drink space.

In August 2009, the Company offered  its note and warrant holders the opportunity to convert or exercise their notes and or warrants at an exercise price of $0.25 per common share or to convert their remaining warrants on a cashless basis into common shares.  Additionally, the Company lowered the conversion price of certain outstanding notes to $0.25. While it is premature to assume that all warrant holders will convert or exercise into common shares, management believes that many of the warrant holders will accept this offer. The note and warrant holder have until August 31, 2009 to accept the offer.

NOTE 12 – CONTINGENCIES

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against the Company’s wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleged a breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  On June 12, 2009, the Company entered into a settlement  agreement with Farmatek pursuant to which it agreed to pay Farmatek an aggregate of $250,000 over the following twelve months and have recognized this item as operating expense in the year ended December 31, 2008. As of June 30, 2009, $200,000 is unpaid and reflected in accrued expenses.

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

NOTE 13 - ACQUISITION

On September 9, 2008, the Company, through a subsidiary, acquired certain assets and liabilities from Skae Beverage International, LLC.  These assets included current assets, fixed assets and intangible assets such as trademarks and a brand name.  In exchange for the foregoing, the Company agreed to pay an aggregate purchase price of $3,800,000 and assume certain liabilities of $1,050,339.  The $3,800,000 purchase price was comprised of a series of 8% Subordinated Promissory Notes in the aggregate principle amount of $1,000,000, as well as a payment to Skae Beverage International, LLC of $400,000 in cash, $1,100,000 in 8% Subordinated Promissory Notes and 1,444,444 shares of the Company’s common stock valued at $1,300,000. The Company also capitalized $152,000 of acquisition related costs.

The following table sets forth the allocation of the acquisition cost of Skae Beverage International, LLC in 2008, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their estimated fair values:

2008
Current Assets	$726,805
Equipment	34,320
Goodwill &Other Intangible assets	4,500,824
Total Assets Acquired	5,261,949

Current Liabilities	1,050,339
Non-current Liabilities	—
Total Liabilities Assumed	1,050,339
Net Assets Acquired	$4,211,610

NOTE 14 – LOSS PER SHARE

Convertible preferred stock, notes payable and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the periods ended June 30, 2009 and 2008 because the effect of their inclusion would be anti-dilutive.

As of June 30, 2009, there was Preferred stock convertible into 6,748,145 shares of common stock and warrants and options to purchase 9,508,621 shares of common stock outstanding. As of June 30, 2008, there was Preferred stock convertible into 6,810,645 shares of common stock and warrants and options to purchase 4,571,207 shares of common stock outstanding. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

NOTE 15 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In April 2009, the Board of Directors authorized management to begin the process to sell Nutritional Specialties Inc. including the Lifetime® and Baywood brands of products. The sale process was cooridinated by an investment banker and on July 24, 2009 the Company signed an Asset Purchase Agreement with Nutra Corp which is described in Note 11. As of June 30, 2009, the Company  classified these assets as Assets Held for Sale.  Assets held for sale are measured at the lower of their carrying amount prior to classification of the group of assets as held for sale and the fair value. In the three months ended June 30, 2009, the Company recorded an impairment loss of $3,250,000, which was reported within other expenses.

The assets of the business units held for sale after impairment losses comprise:

June 30, 2009
Accounts receivable	$1,164,923
Inventories	1,136,288
Other current assets	49,685
Property & Equipment	64,117
Goodwill & Identified intangibles	6,094,632

Business units held for sale	$8,509,645

Consistent with SFAS 144 the operating results of assets that are held for sale have been classified as discontinued operations. Results of discontinued operations were:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$3,649,363	$1,524,608	$7,351,869	$6,673,232
Operating expenses	3,148,791	1,173,690	6,283,580	5,918,109
Income from discontinued operations	$500,572	$350,918	$1,068,289	$755,123

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

Executive Overview

GENERAL

Following the quarter ended June 30, 2009 and effective July 24, 2009, we entered into an Asset Purchase Agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, referred to herein as the Agreement.  Pursuant to the Agreement, we agreed to sell substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  These assets are reflected as “assets held for sale” at June 30, 2009. Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of liabilities and certain pre-closing working capital adjustments.

The final closing of the transaction contemplated by the Agreement is subject to the following contingencies and requirements:

•

The approval by a majority vote of the outstanding shares of our Company which was received on August 6, 2009;

•

Obtaining certain releases including final consents from our Company’s senior lender, Vineyard Bank, N.A.;

•

If the closing of the transaction contemplated by the Agreement has not occurred by October 15, 2009 due to any failure of any of the conditions to closing described in the Agreement, then Nutra, Inc. may terminate the Agreement at its sole option unless Nutra, Inc. elects in writing to extend the Agreement for one or more successive periods of 30 days;

•

$250,000 of the purchase price will be held back by Nutra, Inc. for one year following the closing of the transaction contemplated by the Agreement to satisfy any amounts owed by us to Nutra, Inc. pursuant to the Agreement, including, at Nutra, Inc.’s option, any post-closing adjustments to the purchase price; and

•

The $8,250,000 purchase price is comprised of $7,250,000 for the purchased assets plus $1,000,000 for the LifeTIME trademark and the goodwill associated with the trademark. A third party has a right of first refusal to purchase the LifeTIME trademark and the goodwill associated with the trademark. On August 6, 2009, the third party waived its right of first refusal to purchase the LifeTIME trademark and the goodwill associated with the trademark therefore Nutra, Inc. will pay the entire purchase price, assuming all other conditions are met.

Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. will be evaluated at closing to see if they have a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, or GAAP, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. When determining this net asset value at closing, referred to as the “Estimated NAV,” adjustments will be made to the extent that Nutritional Specialties, Inc.’s latest financial statements fail to conform to GAAP. In the absence of reaching a mutual agreement on the Estimated NAV amount at closing, the Estimated NAV shall equal the mean average of both parties’ good faith proposals. If the Estimated NAV is greater or less than $1,848,604, the purchase price payable at closing will be increased or decreased by the amount of such difference on a dollar-for-dollar basis. No later than six months after the closing date, if Nutra, Inc. determines that there is a material difference between the actual net asset value, referred to as the “Actual NAV,” and the Estimated NAV, it will prepare a written statement setting forth the calculation of the Actual NAV. If there is no objection to this calculation, this written statement shall be deemed the final statement. If the parties disagree, they will determine the Actual NAV according to the procedure set forth in the Agreement and the difference between the Actual NAV and the Estimated NAV will be reconciled.

Our management determined that it was in the best interests of our Company and our stockholders to enter into the Agreement because it believed the value our stockholders would realize in the Agreement and in the asset sale contemplated by the Agreement would be greater than the value likely to be realized by our stockholders in the event we did not enter into the foregoing transaction.  Additionally, assuming the transaction is consummated, our management believed that the sale of our nutraceutical business would allow our Company to pursue a new strategic direction to build a beverage company around our New Leaf® brand of ready-to-drink teas and other functional beverages.  As of August 19, 2009, the transactions contemplated by the Agreement have not yet closed.

We develop, market and distribute healthy and functional ready-to-drink, or RTD, beverages and products.  Our main focus is on creating products that incorporate functional ingredients or offer other natural health benefits by targeting niche markets and mainstream movement with strong consumer demand.  We operate through the combination of a diversified nutraceutical company (LifeTime® brand) and a premium RTD tea company (New Leaf brand), however assuming the above described Agreement is consummated, we intend to no longer operate through the nutraceutical company and instead, focus solely on the RTD business.  We acquired the LifeTime brand in March 2007 with the acquisition of Nutritional Specialties, Inc. The LifeTime brand and Nutritional Specialties, Inc. is the subject of the above referenced Agreement. We acquired the New Leaf brand in September 2008 with the acquisition of Skae Beverage International, LLC.

New Leaf

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

LifeTime

The LifeTime brand is comprised of approximately 340 nutraceutical products and is sold into natural health food channels in the U.S. and Canada, as well as internationally through designated distributors.  The LifeTime brand consists of a wide range of products covering substantially all categories of nutraceutical products.  Assuming the transaction contemplated by the Agreement is consummated, we no longer intend to develop, market and distribute nutraceutical products under the Lifetime or Baywood brands.

OUR PRODUCTS

New Leaf tea is a ready-to-drink, iced tea beverage that is available in 13 varieties that are all-natural and organically-sweetened, and 2 diet varieties.  Varieties include white, black, green and blue teas. New Leaf products include:

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

Results of Continuing Operations for the Three Month and Six Month Periods Ended June 30, 2009 and 2008

Net sales of continuing operations, New Leaf Brands, for the six months ended June 30, 2009 were $1,890,384, compared to none for the same period last year. Net sales for the three months ended June 30, 2009 were 1,188,595, compared to none for the same period last year.   The increase in net sales is primarily due to the acquisition of New Leaf brand on September 9, 2008 from Skae Beverage International, LLC. Our gross profit margin for the six month period ended June 30, 2009 was 17%. Our gross profit margin for the three month period ended June 30, 2009 was 23%.  The overall increase of approximately 7 percentage points in gross profit margin is primarily due to greater efficiency rates realized as volumes increased.

Operating expenses for the six month periods ended June 30, 2009 and 2008 were $5,880,415 and $855,504, respectively. Operating expenses for the three month periods ended June 30, 2009 and 2008 were $4,639,768 and $561,712, respectively.  This increase in operating expenses for the periods is primarily due to a full six months of expenses from New Leaf in 2009 of approximately $1,460,000, as well as certain additional, non-cash costs associated with the impairment of intangible assets of $3,250,000; amortization of intangibles totaling approximately $225,000 in the six month period ended June 30, 2009 while 2008 reflects operating expense prior to the New Leaf Brands acquisition.

Debt financing cost for the six month periods ended June 30, 2009 and 2008 was $2,090,552 and $612,931, respectively. Debt financing cost for the three month periods ended June 30, 2009 and 2008 was $1,105,321and $348,672, respectively. In the six month period ended June 30, 2009, interest expense increased with additional debt issued principlely through the 2008 and 2009 bridge financings totaling $1,313,000 at rates of interest between 3% -18% plus warrants of our common stock at prices between $0.40 to $0.85 per common share. Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties, as well as from our outstanding bank line of credit. As discussed in the Notes to the Financial Statements included herein, certain warrants and notes have terms that provide the holder with rights, which if exercised, would lower the exercise or conversion price of such securities.  We are required to adopt EITF 07-05 on January 1, 2009. Under EITF 07-05, these rights are considered derivatives and as such we incurred an expense of $2,996,000 related to the change in fair value of these derivatives for the period ended June 30, 2009.

There is no income tax benefit recorded because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of June 30, 2009, we had $943,242 in current assets of which $739,327, or 78%, was cash and receivables.  On average, our receivables are collected 28 days outstanding.  Total current liabilities at June 30, 2009 totaled $18,235,301, of which $4,001,559, or 21.9%, represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1 to 18.2 at June 30, 2009.

At June 30, 2009, we had a net working capital deficiency of $17,292,059.  Our need for cash during the six months ended June 30, 2009 was primarily funded through the issuance of debt totaling approximately $1,313,000.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes. We are renegotiating the terms of our debt arrangements that mature in 2009.  Presently we are in default on debts maturing through August 19, 2009 that totaled $6,622,000. We may not be able to renegotiate such amounts or be able to obtain terms that are favorable to our Company.

We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months.  We have taken steps to reduce our operating expense. Additionally, we are evaluating our strategic direction aimed at achieving profitability and positive cash flow. In addition, we intend to continue to explore various strategic alternatives, including business combinations, or private placements of debt or equity securities in order to raise additional capital. In April 2009, we engaged an investment banking firm to assist management in exploring business combinations and/or raising additional capital.  However, we may not be successful in executing a business combination or in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, we may be forced to make further cutbacks or cease operations.

Financings

On April 4, 2008, we commenced a private placement of Units, referred to as the April 2008 Bridge Financing. Each Unit consisted of (i) $50,000 principle amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of our common stock at a price  per share of $0.80, with an expiration date of April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance or (ii) upon our consummation of a debt or equity financing in which we receive at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. We are in default on the 12% Subordinated Notes issued in the April 2008 Bridge Financing.  We are attempting to negotiate an extension of the payments due with the investors. As of June 11, 2008 we sold 16.6 Units to qualified investors for gross proceeds of $830,000. Mr. Tawes, a member of our Board of Directors, participated in this transaction by acquiring 2.5 Units.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing A.  Each Unit consisted of (i) $100,000 principle amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of our common stock at a price per share of $0.85 which expire February 2014.  The 12% Notes mature on the earlier of (i) September 30, 2009 or (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principle amount on the 12% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We intend to use the net proceeds of this private placement for working capital purposes. As of February 11, 2009, we sold 1 Unit to a qualified investor for gross proceeds of $100,000.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principle amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our common stock at a price per share of $0.85 which expire February 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009 or (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principle amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We intend to use the net proceeds of this private placement for working capital purposes. As of February 11, 2009, we sold 3.25 Units to qualified investors for gross proceeds of $325,000.  Mr. Tawes, a member of our Board of Directors, participated in this transaction by acquiring .25 Units.

On March 20, 2009, we entered into a transaction with our Chief Executive Officer and Chairman of the Board, Eric Skae, whereby we issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principle amount of $325,000 and a Warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant.  The Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note. We are currently in default on this Note and are in the process of renegotiating the terms. Interest accrues on the Note at a rate of 18% per year.   Upon an event of default, the outstanding principle amount, plus accrued but unpaid interest, liquidated damages and other amounts owed under the Note shall, at the holder’s election, become immediately due and payable in cash.  Commencing five days after the event of default, the interest rate shall accrue at a rate of 22% per year, or such lower maximum amount of interest permitted to be charged under applicable law.  As of August 11, 2009, Mr. Skae has not declared the outstanding principle, accrued and unpaid interest or liquidated damages due.

On March 26, 2009, Mr. Tawes, a member of our Board of Directors, provided financing to our Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 175,000 shares of our common stock at a price per share of $0.85, which will expire March 26, 2014.

On April 29, 2009, we commenced a private placement of Units, referred to as the April 2009 Bridge Financing.  Each Unit consisted of (i) $100,000 principle amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our common stock at an exercise price of $0.40 per share which expire April 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009 or (ii) upon our consummation of a business combination or sale our assets or other change of control.  We intend to use the net proceeds of this private placement to provide inventory for the New Leaf division and other working capital purposes.  As of May 1, 2009, the closing of the offering, we sold 4.5 Units to qualified investors for gross proceeds of $450,000.

We are in default on certain financial covenants and failed to make principle payments on a loan due to Vineyard Bank as further discussed in Part II, Item 3, “Defaults Upon Senior Securities.”  In the coming months, management believes we can remedy these defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  However, we may not be able to complete any of these processes.  If we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations. In July 2009, Vineyard Bank has been taken over by the Federal Deposit Insurance Corporation and their assets were sold to another bank.

During 2006, we extended payment terms with certain vendors and borrowed funds from certain officers and directors.  In addition, certain officers elected to defer the payment of their salaries or convert their salaries to equity to conserve cash.  These deferred salaries have been accrued at June 30, 2009.  We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows.  Certain of these loans were converted to common stock during the year ended December 31, 2008.  While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts.  Furthermore, these officers are actively involved in our day-to-day operations and understand that if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

Off Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principle executive officer and principle financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of June 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principle executive officer and principle financial officer, as appropriate to  allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified a control deficiency during 2008 that continued to exist in the six months ended June 30, 2009 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt transactions executed by our Company in accordance with U.S. generally accepted accounting principles.  In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties.  The initial draft of the form 10Q for the period ended June 30 2009 did not reflect assets held for sale. Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related on-site duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these are a “material weaknesses.”

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We may, from time to time, be a party to lawsuits incidental to our business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, referred to as Farmatek, a former distributor of Nutritional Specialties, Inc. filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties.  Farmatek alleged a breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  In February 2009, we reached a settlement with Farmatek to pay Farmatek an aggregate of $250,000 over the following twelve months.  This agreement was memorialized on June 12, 2009 pursuant to a final Settlement Agreement and Mutual Release.  As part of the execution of this agreement, Farmatek filed a Request for Dismissal of its original claim and each party forever released and discharged the other from any and all actions, causes of action, demands, damages, debts, obligations, liabilities, accounts, costs, expenses, liens or claims of whatever character, whether known or unknown, suspected or unsuspected, in any way related to, connected with, or arising out of the claims or facts and circumstances which were or could have been the subject of the claim.

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

To our knowledge, as of June 30, 2009, there was no other threatened or pending litigation against our Company or our officers or directors in their capacity as such.

Item 1A – Risk Factors

There have been no material changes from the risk factors as previously disclosed in our annual report on  Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 20, 2009 except as follows:

Our principle bank and senior lender, Vineyard Bank, N.A., has been taken over by the Federal Deposit Insurance Corporation and as a result, the new lender may be more aggressive in enforcing the rights originally held by Vineyard Bank which could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

On July 17, 2009, our principle bank and largest senior lender, Vineyard Bank, N.A., was closed by the Office of the Comptroller of the Currency which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver.  We are currently in default on the principle payments due under the loans and we are in default on certain financial covenants contained in the agreements governing the loans with Vineyard Bank.  As of June 30, 2009, we have an outstanding debt of $3,753,046, all of which is now reflected as currently due.  As a result of our defaults under the agreements, the lender may declare the entire unpaid principle balance and all accrued unpaid interest immediately due.  Additionally, the loans are secured by a first priority security interest in our business assets.  In the past, Vineyard Bank had not demanded payment under these obligations or foreclosed on its security interest on our assets.  We do not know whether the new lender will be more aggressive in enforcing its rights against us.  In the event the lender enforces its rights under these agreements, we may be required to renegotiate certain terms of these agreements, obtain waivers from the lender or obtain new debt agreements with other creditors, which may contain less favorable terms.  If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, the foregoing defaults could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

If we cannot successfully implement our intended change in business direction, there could be a material adverse effect on our operating results and stock price.

Pursuant to an Asset Purchase Agreement, dated July 24, 2009, we agreed to sell substantially all of the rights of Nutritional Specialties, Inc.’s business.  Our management determined that it was in the best interests of our Company and our stockholders to enter into the Agreement because it believed the value our stockholders would realize in the Agreement and in the asset sale contemplated by the Agreement would be greater than the value likely to be realized by our stockholders in the event we did not enter into the foregoing transaction.  Additionally, assuming the transaction is consummated, our management believes that the sale of our nutraceutical business would allow our Company to pursue a new strategic direction to build a beverage company around our New Leaf brand of ready-to-drink teas and other functional beverages.  As of August 14, 2009, the transaction contemplated by the Agreement  has not yet closed.  If we do not close the transaction contemplated by the Agreement and/or cannot successfully pursue the ready-to-drink beverage business, there may be a material adverse effect on our operating results and our stock price may decline.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On April 29, 2009, we commenced a private placement of Units, referred to as the April 2009 Bridge Financing.  Each Unit consisted of (i) $100,000 principle amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of our common stock at an exercise price of $0.40 per share which expire April 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009, and (ii) upon our consummation of a business combination or sale our assets or other change of control.  As of May 1, 2009, the closing date of the offering, we sold 4.5 Units to qualified investors for gross proceeds of $450,000.

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

Item 3 - Defaults Upon Senior Securities

The term loan agreement and the line of credit facility agreement with Vineyard Bank, N.A. which, together, comprise the Bank Financing, as well as the refinancing, referred to as the Refinancing, agreements contain financial covenants which are required to maintain as well as certain restrictive covenants on our business, both of which will limit our ability to operate our business, including restrictions on our ability to:

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

The Bank Financing and the Refinancing are also secured by a first priority security interest in substantially all of our assets and the assets of Nutritional Specialties, Inc., our wholly-owned subsidiary.  As a result of this security interest, as well as the financial and restrictive covenants described above, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.   In addition, a significant decrease in our operating results could adversely affect our ability to maintain required financial covenants under the Bank Financing and Refinancing agreements.  If financial covenants are not maintained, our creditors will have the option to require immediate repayment of all outstanding debt under such agreements.  In such event, we may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms.  If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations. We are in default on the principle payments under the loans and certain financial covenants with Vineyard Bank.  As of June 30, 2009,  we have an outstanding debt of $3,753,046, all of which is now reflected as currently due.  Of this debt, $2,000,000 is guaranteed by a member of our Board of Directors.  In the coming months, management believes we can remedy these defaults through renegotiation, waivers, pay down of indebtedness and/or issuance of equity capital.  Vineyard Bank has not demanded payment under these obligations.  If such demands are made and we are unable to repay any of the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three month period ended June 30, 2009.

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

4.5

Certificate of Designation of Series I 8% Cumulative Convertible Preferred Stock, dated March 30, 2007 (included as Exhibit 4.X to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

4.6

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

4.10

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

4.14

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

4.19

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

4.26

Form of Common Stock Purchase Warrant, dated September 5, 2008 (included as Exhibit 10.2 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

4.27

Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2008 (included as Exhibit 4.29 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.28

Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 19, 2008 (included as Exhibit 4.30 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.29

Form of Subscription Agreement (included as Exhibit 4.31 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.30

Form of Warrant (included as Exhibit 4.32 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.31

Common Stock Purchase Warrant between the Company and O. Lee Tawes, dated July 14, 2008 (included as Exhibit 4.33 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.32

Common Stock Purchase Warrant between the Company and Eric Skae, dated October 23, 2008 (included as Exhibit 4.34 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.33

Certificate of Designation of Series J 6% Redeemable Convertible Preferred Stock, dated December 22, 2008 (included as Exhibit 4.1 to the Form 8-K filed December 23, 2008, and incorporated herein by reference).

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

10.41

Form of 12% Subordinated Promissory Note (included as Exhibit 10.41 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

10.42

12% Subordinated Note issued by the Company to O. Lee Tawes, III, dated July 14, 2008 (included as Exhibit 10.42 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

10.43

12% Subordinated Note issued by the Company to Eric Skae, dated October 23, 2008 (included as Exhibit 10.43 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

10.44

Asset Purchase Agreement by and among the Company, Nutritional Specialties, Inc., and Nutra, Inc., dated July 24, 2009 (included as Exhibit 10.1 to the Form 8-K filed July 30, 2009, and incorporated herein by reference).

10.45

Settlement Agreement and Mutual Release between Farmatek IC VE DIS TIC, LTD. STI and Oskiyan Hamdemir on the one hand and the Company and Nutritional Specialties, Inc. on the other hand, dated June 12, 2009 (filed herewith).

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

Baywood International, Inc.

Date: August 19, 2009	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2009	By:	/s/ Neil Reithinger
Neil Reithinger Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)