Form 10-Q
period 2009-09-30
New Leaf Brands, Inc.
filed 2009-11-17
CIK 806175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-22024

———————

NEW LEAF BRANDS, INC.

 (Exact name of registrant as specified in its charter)

———————

Nevada	77-0125664
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

9380 E. Bahia Drive Suite A201, Scottsdale, Arizona  85260

 (Address of principal executive offices) (Zip Code)

(480) 951-3956

 (Registrant’s telephone number, including area code)

Baywood International, Inc.

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer    ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 12, 2009, there were 37,477,435 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1        Financial Statements

3

Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited)
and December 30, 2008

3

Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008

4

Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended
September 30, 2009 and 2008

5

Footnotes to Unaudited Condensed Consolidated Financial Statements

6

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations

25

Item 3        Quantitative and Qualitative Disclosures About Market Risk

29

Item 4T     Controls and Procedures

30

PART II – OTHER INFORMATION

Item 1        Legal Proceedings

31

Item 1A     Risk Factors

31

Item 4        Submission of Matters to a Vote of Security Holders

32

Item 5        Other Information

32

Item 6        Exhibits

34

PART I – FINANCIAL  INFORMATION

Item 1 – Financial Statements

NEW LEAF BRANDS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash & cash equivalents	$102,957	$98,410
Accounts receivable, net of allowances for uncollectible $36,101 September 2009; $256,323 December 2008:	401,778	945,830
Inventory	316,735	1,217,150
Prepaid expense	114,454	68,947
Stock subscription receivable	–	50,000
Total current assets	935,924	2,380,337
PROPERTY & EQUIPMENT
Computer & equipment, net	114,971	201,012
OTHER ASSETS
Goodwill and other intangible assets, net	4,050,824	13,765,387
Other	150	250
Deferred financing costs, net	–	470,572
Assets held for sale	8,393,650	–
Total other assets	12,444,624	14,236,209
Total assets	$13,495,519	$16,817,558

CURRENT LIABILITIES
Accounts payable	$3,570,822	$1,967,224
Accrued liabilities	821,393	1,196,211
Accrued liabilities related party	732,775	420,014
Dividends payable	–	101,999
Interest payable	364,345	192,909
Short-term notes - other	498,368	500,221
Short-term notes - related party	5,464,366	1,634,512
Notes payable - current portion	4,570,537	6,168,114
Derivative payable	2,810,000	–
Total current liabilities	18,832,606	12,181,204
OTHER LIABILTIES
Long-term debt - related party	–	1,850,000
Long-term debt - other	772,833	863,889
Total other liabilities	772,833	2,713,889
Total liabilities	19,605,439	14,895,093

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, convertible 10,000,000 shares authorized-
Class A - 35,000 shares issued and 0 outstanding at September, 2009 and 35,000 outstanding at December 2008	–	35
Class H - 350,000 shares issued and 0 outstanding at September, 2009; 23,558 outstanding at December 2008	–	24
Class I - 540,000 shares issued 0 outstanding at September 2009 and 535,000 shares outstanding at December 2008	–	535
Class J - 20,000 shares issued and 0 outstanding at September 2009 and 20,000 outstanding at December 2008	–	20
Common Stock, $0.001 par value, 500,000,000 shares authorized, issued and outstanding: 37,477,435 at September 2009 and 8,349,056 at December 2008	37,477	8,399
Additional paid-in capital	29,450,702	22,786,251
Accumulated other comprehensive loss	(37,350)	(37,350)
Accumulated deficit	(35,560,749)	(20,835,449)
Total stockholders' equity (deficit)	(6,109,920)	1,922,465
Total liabilities and stockholders' equity (deficit)	$13,495,519	$16,817,558

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.

Condensed Consolidated Statements of Operations

Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
CONTINUING OPERATIONS
SALES:
NET SALES	$1,025,220	$242,759	$2,915,604	$242,759
COST OF SALES:
COST OF SALES	738,902	208,841	2,304,519	208,841
GROSS PROFIT	286,318	33,918	611,085	33,918

OPERATING EXPENSES:
SHIPPING & HANDLING	70,616	17,453	247,539	17,453
MARKETING EXPENSES	774,899	241,408	2,037,088	241,408
GENERAL & ADMINISTRATIVE	386,448	294,748	1,271,106	993,076
OPTION & STOCK COMPENSATION EXPENSE	35,037	370,637	103,434	420,006
DEPRECIATION & AMORTIZATION	121,122	2,559	359,370	6,577
IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS	–	–	3,250,000	–
TOTAL OPERATING EXPENSES	1,388,122	926,805	7,268,537	1,678,520
LOSS FROM CONTINUING OPERATIONS	(1,101,804)	(892,887)	(6,657,452)	(1,644,602)

OTHER INCOME (EXPENSE):
INTEREST INCOME	–	213	–	1,020
MISCELLANEOUS INCOME (EXPENSE)	(400)	(25,069)	2,847	5,000
INTEREST EXPENSE	(337,435)	(207,891)	(983,573)	(554,942)
AMORTIZATION OF DEBT DISCOUNT & DEBT ACQUISITION COST	(624,835)	(307,418)	(2,069,249)	(573,298)
INTRINSIC VALUE OF DEBT & WARRANTS CONVERTED INTO COMMON SHARES	(3,213,795)	–	(3,213,795)	–
WRITEOFF DEBT ACQUISITION COST	(105,657)	–	(105,657)	–
CHANGE IN FAIR VALUE OF DERIVATIVE EXPENSE	190,000	–	(2,806,000)	–
IMPAIRMENT OF JOINT VENTURE	-	–	-	(103,289)
TOTAL OTHER INCOME (EXPENSE)	(4,092,122)	(540,165)	(9,175,427)	(1,225,509)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,193,926)	(1,433,052)	(15,832,879)	(2,870,111)
PROVISION FOR INCOME TAXES	–	–	–	–
NET LOSS FROM CONTINUING OPERATIONS	(5,193,926)	(1,433,052)	(15,832,879)	(2,870,111)
DISCONTINUED OPERATIONS
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	378,638	294,890	1,446,927	1,050,013
NET LOSS	(4,815,288)	(1,138,162)	(14,385,952)	(1,820,098)
PREFERRED DIVIDENDS DECLARED	87,484	107,471	339,346	322,613
CUMULATIVE EFFECT OF RESTATEMENT UNDER EITF 07-05	–	–	–	4,000
LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,902,772)	$(1,245,633)	$(14,725,298)	$(2,146,711)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.26)	$(0.19)	$(1.41)	$(0.32)
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,694,309	6,721,256	10,461,248	6,618,791

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.

Condensed Consolidated Statement of Cash Flows

Unaudited

	For the nine months ended September 30,
	2009	2008

Operating Activities:
Net Loss	$(14,385,952)	$(1,820,098)
Adjustments to reconcile net loss to cash used in operating activities
Impairment of goodwill and other intangible assets	3,250,000	103,289
Depreciation & amortization	2,428,619	579,875
Intrinsic value of warrant conversion & write-off debt acquisition cost	3,319,452
Stock compensation expense	103,434	420,006
Stock issued for services	438,700	–
Derivatives	2,806,000	–
Changes in assets & liabilities:
(Increase) decrease in-
Accounts receivable	(809,450)	(102,514)
Inventory	(194,249)	202,740
Prepaid expenses	(41,006)	123,283
Accounts payable	1,603,596	(405,497)
Accrued liabilities	498,152	(85,185)
Net cash used in continuing operations	(982,704)	(984,101)
Cash generated by discontinued operations	297,811	(23,020)
Net cash used in operating activities	(684,893)	(1,007,121)

Investing Activities:
Purchase of equipment	(6,563)	(15,269)
Purchase of net assets of Skae Beverage International LLC, net of cash acquired	–	(755,941)
Deferred business acquisition cost	–	–
Investment in Joint Venture	–	(68,868)
Other	100	–
Net cash used in investing activities	(6,463)	(840,078)

Financing Activities:
Proceeds from notes payable	1,263,357	2,834,000
Payment of dividends	(3,500)	(338,832)
Proceeds from (payments on) line of credit, net	(1,853)	(16,569)
Principal payments on notes payable	(563,351)	(710,854)
Fees paid in connection with acquiring debt	–	(236,691)
Purchase of common stock by warrant holders	1,250	–
Net cash provided by financing activities	695,903	1,531,054

Change in cash & equivalents	4,547	(316,145)
Cash & cash equivalents beginning of year	98,410	692,049
Cash & cash equivalents end of period	102,957	$375,904

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements of Baywood International, Inc., now NEW LEAF BRANDS, INC. (“New Leaf” or the “Company”), as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Baywood International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

Baywood International, Inc. changed its name effective October 16, 2009 to New Leaf Brands, Inc. to reflect the change in strategic direction with the sale of Baywood International, Inc.’s nutraceutical businesses on October 9, 2009. The name change was effective in the market at the open of business October 19, 2009, at which time the Company’s ticker symbol changed from BAYW.OB to NLEF.OB.

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

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 16, 2009.

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, the Company had negative net working capital of approximately $17,896,682 at September 30, 2009.  The Company has not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  These factors  raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash resources, combined with projected cash flows from operations may not be sufficient to execute its business plan and continue operations for the next twelve months.  The Company changed its strategic direction with the sale of its Lifetime and Baywood brands operating under its wholly-owned subsidiary, Nutritional Specialties, Inc., to provide the necessary resources aimed at achieving profitability and positive cash flow.    Additionally, management has taken steps to reduce the Company’s operating expenses.  The Company will continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital.

On July 24, 2009, the Company entered into an Asset Purchase Agreement (“the Agreement”) with Nutra, Inc., a subsidiary of Nutraceutical International Corporation.   Pursuant to the Agreement, the Company sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  These assets are reflected as “assets held for sale” at September 30, 2009. Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

aggregate purchase price of $8,250,000 in cash, less payment of liabilities, a $250,000 retention and certain pre-closing working capital adjustments.  Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they have a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. The asset sale contemplated by the Agreement closed on October 9, 2009.

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

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Dividend yield	–	–
Volatility	106% to 107%	238-244%
Risk free interest rate	1.8% to 2.9%	2.9%-3.6%
Expected term	5 years	5 -10 years
Forfeiture rate (options)	8%	0%

Accounts receivable –

The Company records revenue and accounts receivable from customers upon shipment of product to the customer.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable. Historically, returns have been immaterial and the Company has not recorded an allowance for product returns.

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

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

	September 30, 2009	December 31, 2008
Raw materials	$71,951	$289,948
Finished goods	244,784	927,202
Totals	$316,735	$1,217,150

Long life assets and intangibles –

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over five to seven years or the lease term, whichever is shorter.  Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of certain net assets from Nutritional Specialties, Inc. and the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC.  Goodwill and intangible assets consisted of the following at September 30, 2009 and December 31, 2008 and $6,094,632 is classified as Assets Held for Sale see Note 11:

	Goodwill- Nutritional Specialties, Inc.	Brand Value – Nutritional Specialties, Inc.	Brand Value – New Leaf Brands	Customer list- Nutritional Specialties, Inc.	Total
Asset value at December 31, 2008	$8,917,068	$303,400	$4,500,824	$322,600	$14,043,892
Accumulated amortization as of December 31, 2008	$-	$53,092	$112,500	$112,913	$278,505
Net asset value at December 31, 2008	$8,917,068	$250,308	$4,388,324	$209,687	$13,765,387

Asset value at September 30, 2009	$-	$-	$4,500,824	$-	$4,500,824
Accumulated amortization as of September 30, 2009	$-	$-	$450,000	$-	450,000
Net asset value at September 30, 2009	$-	$-	$4,050,824	$-	$4,050,824

The Company evaluates its goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of the  Intangibles - Goodwill and Other Topic of the Codification (ASC Topic 350-10, which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the Company’s goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. As discussed in Note 15, in April 2009, the Company classified Nutritional Specialties, Inc. as  Assets held for sale. The Company valued the goodwill associated with the purchase of Nutritional Specialties, Inc. in 2007 and recognized an impairment in value of the goodwill and other intangibles of $3,250,000 for the nine month period ended September 30, 2009. On October 9, 2009, the Company completed the sale of the Lifetime and Baywood brands of products which is discussed further in Note 11, Subsequent events and Note 15, Assets held for sale.

Derivatives –

As part of certain note and warrant agreements, the Company has provided holders with the option to convert the note or exercise the warrant into the Company’s common stock at a specified strike price. In order to prevent dilution, if the new strike price may be lower than the original strike price on the day of conversion or exercise, the strike price would be lowered to the new conversion or exercise price.  Under the Derivatives and Hedging Topic of the Codification (ASC Topic 815-40), the Company has determined that these types of down round protection terms are considered derivatives.

The Company originally estimated the fair value of these warrants using a Black-Scholes-Merton valuation model. The same valuation model approach is applied to the market price of the Company’s common stock at January 1, 2009 and September 30, 2009 to determine the amount of the derivative relative to the down round protection. The fair value of these derivates at January 1, 2009 was zero, June 30, 2009 was $1,200,000 and at September 30, 2009 was $494,000. The change in these derivative values  of ($706,000)  and  $494,000 was included in financing cost for the three and nine month period ended September 30, 2009, respectively. The Company considers these derivative instruments as used for the purpose of securing financing.

In August 2009, pursuant to agreements between the Company and individual warrant holders as discussed in Note 11, subsequent events, the Company offered the warrant holders the opportunity to exercise their warrants at an exercise price of $0.25 per share or to exercise their remaining warrants on a cashless basis into common shares.  The Company intends to complete the exercise of the warrants into common stock for those investors who agreed to exercise this exercise right utilizing the reduced exercise price.

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

Additionally, pursuant to agreements between the Company and individual note holders, the Company offered the note holders a lower conversion price of certain outstanding notes and accrued interest to $0.25, with an effective date of August 31, 2009. The Company intends to complete the conversion of the notes into common stock for those investors who agreed to exercise this conversion right utilizing the reduced conversion price. Through September 30, 2009 the Company reflected a charge based on the intrinsic value of debt and warrants converted of $3,213,795.

Certain notes issued by the Company are convertible at the option of the holder. Some of  these notes were fully paid in October 2009. The Company intends to negotiate certain terms of the remaining notes, as described above and in Note 11, Subsequent events.  Until the negotiation is complete, the down round protection terms are considered as derivatives. The Company estimates the value of these derivatives by comparing the market price to the strike price. Where the market price is below the strike price, the Company evaluates the probability of conversion. Most of these notes mature in less than one year and the Company considers the probability that a conversion would take place as likely as conversion of these notes is possible. The fair value of these derivatives at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adopting ASC Topic 815-40. The change in fair value of the derivatives to $2,316,000 as of September 30, 2009. The change in theses derivative values of $398,000 and $2,314,000 was included in financing cost for the three and nine month periods then ended, respectively. The Company considers these derivative instruments as used for the purpose of securing financing.

The Company has a note agreement with a related party that specifies that if the Company is in default, the Company must pay to the holder additional compensation.  The fair value of this derivative at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adoption ASC Topic 815-40 The fair value at September 30, 2009 was $123,000. The change in this derivative value of $121,000 and $123,000 was included in financing cost for the three and nine month period then ended. The Company considers this derivative instrument as used for the purpose of securing financing.

Net Loss Per Share –

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  The Company has adopted the Earnings Per Share Topic of the Codification (ASC Topic 260-10). Diluted earnings, or loss, per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share may not been presented if the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include mainly ready-to-drink beverages.  The Company operates in only one reportable segment and holds all of its assets in the United States. The sales of nutritional and dietary supplements for the nine month period ended September 30, 2009 and 2008 were $10,958,144 and $9,186,240, respectively, and are included in the results of discontinued operations.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the nine months ended September 30:

Net Sales	2009	2008
Ready-to-Drink Beverages:
United States	$2,464,458	$242,759
Canada	387,691	–
Other International	63,455	–
Totals	$2,915,604	$242,759

NOTE 5 - CREDIT RISK AND OTHER CONCENTRATIONS

As of September 30, 2009, approximately 22% of accounts receivable was due from one customer.  Sales to this customer totaled approximately $638,000 for the nine month period ended September 30, 2009.

As of September 30, 2009, approximately 13%, 11% and 11% of accounts payable were due to three vendors.  Purchases from these vendors totaled approximately $733,000, $697,000, and $623,000, respectively, for the nine month period ended September 30, 2009.

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

As of September 30, 2008, approximately 30%, and 22% of accounts payable were due to two vendors.  Purchases from these vendors totaled approximately $1,695,000, and $1,239,000, respectively, for the nine month period ended September 30, 2008.

A slowdown or loss of these customers or vendors could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

NOTE 6 – RELATED PARTY NOTES PAYABLE

Notes payable to related parties at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
Description	2009	2008
Short-term
Current portion of notes payable to officers and a director of the Company.	$5,449,357	$1,587,321
Note payable to former officer of the Company. Unsecured note bearing interest at 12% per annum and past due.	15,009	47,191

Total short-term notes payable	$5,464,366	$1,634,512

Long-term
Note payable to an officer of the Company. Unsecured note bearing interest at 8% per annum and was due March 2009.	$87,500	$87,500
Notes payable to an officer of the Company and officer’s family. Unsecured notes bearing interest at 8% per annum and are due on various dates to September, 2013.	2,100,000	2,100,000
Notes payable to a director. Unsecured note bearing interest at 12% per annum acquired through the exercise of a put on the director by September 2008 Bridge Financing holders.	1,485,000	-
Note payable to an officer of the Company. Unsecured note bearing interest at 8% per annum, convertible into common stock of the Company and was due March 2009.	25,000	25,000
Notes payable to a director of the Company. Unsecured note bearing interest at 12% per annum through the 2008 Bridge financing and was due April 2009.	125,000	125,000
Note payable to a director of the Company. Unsecured note bearing interest at 10% per annum and was due February 2009.	500,000	500,000
Note payable to an officer of the Company. Unsecured note bearing interest at 12% per annum and was due July 2009.	200,000	200,000
Note payable to a director of the Company. Unsecured note bearing interest at 12% per annum and was due April 2009.	200,000	200,000
Note payable to a director of the Company. Unsecured note bearing interest at 10% per annum and was due January 2009.	350,000	350,000
Note payable to a director of the Company. Unsecured note bearing interest at 3% per annum through the 2009 Bridge financing B.	25,000	-
Note payable to a director of the Company. Unsecured note bearing interest at 12% per annum and was due September 2009.	113,357	-
Note payable to an officer of the Company. Unsecured note bearing interest at 18% per annum and was due April 2009.	238,500	-

Carrying value of long-term notes payable	5,449,357	3,587,500
Less: Debt Discount	-	(150,179)
Total long-term debt related parties	5,449,357	3,437,321
Less: current maturities	5,449,357	1,587,321
Long-term portion	$-	$1,850,000

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

The Company is currently in default on notes that mature before November 10, 2009.  $1,364,219 of this debt was paid in October 2009 and the Company intends to convert the remaining debt into equity, as described in Note 11, Subsequent events, and has reflected these notes as current liabilities. In the subsequent period ended as of November 10, 2009, the related party debt holders agreed to convert an aggregate of $3,822,638 of debt and $492,704 of accrued interest into an aggregate of 17,261,368 shares of common stock at a conversion price of $0.25 per share.  The effect of these conversion will be a expense of approximately $7,060,000 based on the intrinsic value of the company stock compared to the exercise price. As of November 16, 2009, the shares have not yet been issued.

Financing expense for the nine months ended September 30, 2009 and 2008 amounted to $484,121 and $515,310, respectively, for related party notes payable.  The weighted average financing rate for all related party borrowings amounts to 35% for 2009 and 13% for 2008.

In connection with the Company’s acquisition of Nutritional Specialties, Inc., the Company completed a private placement of Units, referred to as the 2007 Private Placement.  In conjunction with the 2007 Private Placement, the Company issued 10% Notes.  One of the  purchasers of the 10% Notes was O. Lee Tawes, III, and his designee, in the aggregate principal amount of $500,000.  Mr. Tawes is a member of the Company’s Board of Directors and is the Managing Director of Investment Banking of Northeast Securities, Inc.,  the placement agent in the 2007 Private Placement.  Other affiliates or employees of the placement agent also purchased an aggregate of $1,060,000 of Units in the 2007 Private Placement.  Other affiliates or employees of the placement agent also purchased an aggregate of 4 Units in the 2006 Bridge Financing. As part of the initial offering, investors in the 2006 Bridge Financing converted $300,000 of Senior Convertible Notes into an aggregate of six Units in the 2007 Private Placement.

On September 9, 2008, as part of the acquisition of certain assets of Skae Beverage International, LLC, the Company issued notes in the aggregate principal amount of $1,000,000 to family and friends of Eric Skae, referred to as the Skae Family and Friends Notes, and $1,000,000 and $100,000 convertible subordinated notes to Skae Beverage International, LLC, all of which accrue interest at a rate of 8% per year.  The Skae Family and Friends Notes are payable as to (i) no less than $25,000 and no more than $50,000 every three months commencing on the first anniversary of the issuance date; and (ii) any and all remaining principal and any accrued but unpaid interest is due in a single lump sum on the fifth anniversary of the issuance date.  Any interest accrued during the 12 month period following issuance shall be due and payable in arrears on the first anniversary of the date issued. Any accrued interest during the 48 months following the first anniversary of the issuance shall be payable in arrears in quarterly installments on each three-month anniversary of the first anniversary of the date of issuance. The Company may prepay the Skae Family and Friends Notes in whole or in part at any time without premium or penalty or discount, together with accrued interest to the date of payment on the principal amount prepaid. Upon an event of default, the holder may convert all or any portion of the Skae Family and Friends Notes into shares of the Company’s restricted common stock at an initial conversion price of the greater of (i) 60% of the average of the last reported closing price of a share of the Company’s common stock for the 20 business days immediately preceding such day of determination; and (ii) $0.85, subject to adjustment.  In order to prevent dilution, if (i) is lower than (ii) on the day of conversion, the Company must pay to the holder additional compensation as set forth in the Skae Family and Friends Notes. Upon the happening of any event of default, the entire principal and all accrued but unpaid interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.  The $1,000,000 note and the $100,000 note payable to Skae Beverage International, together the “Notes,” have substantially similar terms except with respect to the principal amount, conversion and prepayment.  The $1,000,000 note is convertible in whole or in part into shares of the Company’s restricted common stock at any time, however the Company may prepay the $1,000,000 note at any time without penalty, together with accrued interest to the date of payment on the principal amount prepaid.   The $100,000 note is convertible in whole or in part at any time from and after September 8, 2009 into shares of the Company’s restricted common stock.   Both Notes are convertible at $1.50 per share, subject to adjustment. The Notes are payable in full on the fifth anniversary of the issuance date.  Any interest accrued during the 12 month period following issuance is due and payable in arrears on the first anniversary of the date of issuance.  Any accrued interest during the 48 months following the first anniversary of the issuance is payable in arrears in quarterly installments on each three-month anniversary of the first anniversary of the date of issuance.  Upon the happening of any event of default, the entire principal and all interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable. On October 13 and 14, 2009, the Company and the holders of the Skae Family and Friends Notes agreed that the Company would pay an aggregate of $725,719 of the principal due and convert the remaining $274,281 plus accrued interest, through the effective date of August 31, 2009, into 1,408,356 shares of the Company’s common stock at a conversion price of $0.25. In addition, the Company and Skae Beverage International, LLC, agreed to convert the $1,000,000 and $100,000 notes payable to Skae Beverage International, LLC, plus accrued interest, through August 31, 2009, into 4,742,768 shares of the Company’s common stock at a conversion rate of $0.25 per share.  As of November 16, 2009, the shares have not yet been issued.

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes, referred to as the 3% Notes, and (ii) warrants to purchase 300,000 shares of the Company’s common stock at a price per share of $0.85 which expire February 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009, or (ii) upon the Company’s consummation of a debt or equity financing in which the Company receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. Management is currently in negotiations with the holders regarding the past due payments on the 3% Notes as of September 30, 2009.  The principal amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement. The Company used the net proceeds of this private placement for working capital purposes. As of February 11, 2009, the closing date of the offering, 3.25 Units were sold to qualified investors for gross proceeds of $325,000.  Mr. Tawes participated in this transaction by acquiring .25 Units. Mr. Tawes is a member of the Company’s Board of Directors.  In October  2009, the Company and Mr. Tawes agreed to convert the remaining balance of this note of $25,000 plus accrued interest of $428, through August 31, 2009, into 101,712 of shares of the  Company’s common stock at a conversion rate of $0.25 per share. As of November 16, 2009, the shares have not yet been issued.

On March 20, 2009, the Company entered into a transaction with Eric Skae, the Company’s Chief Executive Officer and Chairman of the Board, whereby it issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share, with an expiration date of March 20, 2014.  The value of the warrant was $31,285 and will be accounted for as debt discount.  The Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note.  The Company is presently in default on this Note. Interest accrues on the Note at a rate of 18% per year.  Between March 30, 2009 and October 12, 2009, the Company made payments to Mr. Skae on outstanding debt, including $325,000 due on the 18% Note. Pursuant to an agreement between Mr. Skae and the Company, the parties agreed to convert accrued interest of $24,119 into 96,476 shares of the Company’s common stock at a conversion rate of $0.25 per share, thereby satisfying this obligation in full.. As of November 16, 2009, the shares have not yet been issued.

On March 26, 2009, the Company entered into a transaction with Mr. Tawes, a member of the Company’s Board of Directors, whereby Mr. Tawes provided financing to the Company in the amount of $113,357 in exchange for a 12% Subordinated Note and a warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $0.85 per share, with an expiration date of March 26, 2014.  The value of the warrant was $39,727 and will be accounted for as debt discount. The Note was due on September 26, 2009.  In October, 2009, the Company and Mr. Tawes agreed to convert the remaining balance of $113,357of this Note plus accrued interest of $5,819, through August 31, 2009, into 476,704 of shares of the Company’s common stock at a conversion rate of $0.25 per share. As of November 16, 2009, the shares have not yet been issued.

In October 2009, Mr. Tawes, a member of the Company’s Board of Directors agreed to convert all of his outstanding notes $2,798,357, including accrued interest of $300,022, and 1,369,792 warrants, including those described above, into an aggregate of 10,993,516 shares of the Company’s common stock at a conversion rate of $0.25 per share ($2,448,357 in principal plus $300,022 in interest divided by $0.25 per shares) and agreed to receive $200,000 in cash, a $150,000 8%  unsecured note due in January 2010 and a warrant to purchase 350,000 shares of the Company’s common stock with an exercise price of $0.25, with an expiration date of in October 2014.  This exchange resulted in a gain/loss of $4,487,686 that was recorded subsequent to September 30, 2009.  Mr. Tawes intends to assigned the warrants to third parties, including 175,000 warrants to David Tsiang who is also a member of the Company’s Board of Directors. As of November 16, 2009, the foregoing securities have not yet been issued.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on the related party notes as of September 30, 2009:

Annual period Ending September 30,	Principal Maturities
2010	$5,464,366
2011	-
2012	-
2013	-
2014	-
Total	$5,464,366

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

NOTE 7 - LONG-TERM DEBT

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

Description	September 30, 2009	December 31, 2008
Notes payable to a bank, bearing interest at prime plus 2 percent which, at September 30, 2009, was 5.25% per annum, has senior debt priority, secured by all business assets, guaranteed by a director of the Company and matured on July 9, 2009.	$1,866,667	$1,916,667
Note payable to a bank, bearing interest at 9.75% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010. The Company is in default on certain financial covenants and no waiver has been granted.	1,313,799	1,338,011
Note payable bearing interest at 10% per annum, unsecured and matured on February 28, 2009.	-	500,000
Notes payable bearing interest at 8% per annum, unsecured and matured on September 30, 2009.	87,500	87,500
Note payable bearing interest at 8% per annum, convertible into common stock of the Company, unsecured and matured on September 30, 2009.	125,000	125,000
Notes payable bearing interest at 12%-15% per annum, are unsecured and matured January 2009.	76,195	130,325
Convertible notes payable – Other. Unsecured notes bear interest at 20%-30% per annum and matured in January 2009.	240,000	240,000
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures May 2013.	822,920	899,511
Capitalized equipment lease	-	2,117
Equipment loan bearing interest at 11% per annum, matures November 2013.	68,795	77,237
Notes payable bearing interest at 36% per annum, are unsecured and matured January 2009.	200,000	200,000
Notes payable unsecured bearing interest at 12% per annum through the 2008 Bridge financing and matured September 2009, a director has granted a put option on $1,635,000 of these notes.	205,000	2,340,000
Notes payable unsecured bearing interest at 3% per annum through the February 2009 Bridge Financing B and matured September 2009.	250,000
Notes payable unsecured bearing interest at 3% per annum through the April 2009 Bridge financing and matured September 2009.	87,494

Carrying value of Long-term notes payable	5,343,370	7,856,368
Less: Debt Discount	-	(824,365)
Total long-term debt other	5,343,370	7,032,003
Less: current maturities	4,570,537	6,168,114
Long-term debt – other	$772,833	$863,889

The Company is in default on  $4,905,329 of the notes that mature before November 12, 2009.  On October 9, 2009, the Company  paid $3,600,000 to fully satisfy the above bank debt, which resulted in a debt forgiveness gain of $324,998 The Company intends to convert certain of the remaining long-term debt into equity and renegotiate the terms and due dates of the debt that matures in 2009. These Notes have been classified as short-term at September 30, 2009. In the subsequent period ended November 10, 2009, other debt holders agreed to convert $437,495 of debt and $10,728 of accrued interest into 1,792,892 shares of common stock at $0.25 per share as described in more detail in Note 11, subsequent events. The effect of these conversion will be a expense of approximately $707,000 based on the intrinsic value of the company stock compared to the exercise price. As of November 16, 2009, the shares have not yet been issued.

Financing cost for the nine months ended September 30, 2009 and 2008 amounted to $2,189,271 and $1,128,240, respectively.  The weighted average interest rate for all short-term borrowings amounts to 164% for 2009 and 13% for 2008.

On September 19, 2006, the Company completed the 2006 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 10% Senior Convertible Notes, and (ii) Bridge Warrants to purchase 21,429 shares of the Company’s common stock at a price per share of $0.70, which represents 30% of the principal amount divided by the exercise price.  The 10% Notes matured on the earlier of (a) 12 months after initial issuance, (b) upon the consummation by the Company of a merger, business combination, sale of all or substantially all of its assets or other change of control, or (c) following the closing of a qualified placement. The principal amount and accrued interest on the 10% Senior Convertible Notes were convertible, at the option of each investor, into the securities sold in a qualified placement, on the same terms and conditions as other investors in the qualified placement.

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

Investors in the 2006 Bridge Financing had customary "piggyback" registration rights, as well as, in certain cases, the right to demand that the Company file a single registration statement, in each case with respect to the shares of its common stock issuable upon exercise of the Bridge Warrants.  Registration rights, if any, with respect to any capital stock issuable upon conversion of the 10% Notes were to be set forth in the terms of the qualified placement.  The Company used the net proceeds of the 2006 Bridge Financing for working capital purposes.  As of March 30, 2007, the investors converted all of the 10% Senior Convertible Notes into six Units in the Company’s 2007 Private Placement, and the Company paid all accrued interest in cash in the aggregate amount of $16,832.

In connection with the Company’s acquisition of Nutritional Specialties, Inc., the Company completed a private placement of Units, referred to as the 2007 Private Placement.  In conjunction with the 2007 Private Placement, the Company issued 10% Notes and 12% bridge notes, referred to as the 12% 2007 Bridge Notes.

The 10% Note (i) bears interest at the rate of 10% per annum, payable monthly in arrears, commencing April 30, 2007; (ii) is payable as to $500,000 of principal on February 28, 2009 and the balance, which was not paid by the Company by February 28, 2009, has become a demand note from and after such date; (iii) is subject to prepayment by the Company without premium or penalty, but with accrued interest, after March 1, 2008, or at any time upon the closing of any offering of equity securities of the Company after the 2007 Private Placement for aggregate gross proceeds of at least $4,000,000; (iv) is subject to mandatory prepayment at the option of the holder upon the occurrence of a sale of the business or other change of control, as defined in the 10% Note; (v) is entitled to the same registration rights for the 10% Notes, Warrants and the common stock issuable upon exercise thereof as granted to investors in the 2007 Private Placement; and (vi) is subordinated to the prior payment of the indebtedness incurred in the Vineyard Bank financing (the “Bank Financing”), except that scheduled principal and interest payments may be made so long as the Bank Financing is not in default. The holder of this demand note agreed to convert the principal of this note of $500,000 plus accrued interest of $46,299 accrued through an agreed upon effective date of August 31, 2009, into 2,185,195 shares of the Company’s common stock at a conversion rate of $0.25 per share.  As of November 16, 2009, the shares have not yet been issued.

The Bank Financing was provided by Vineyard Bank, subsequently assigned to California Bank & Trust, and consisted of a $1,500,000 term loan and a $500,000 revolving line of credit loan to the Company.  The term loan, which was closed as of March 30, 2007, has a 3-year maturity with a 10-year amortization, at an interest rate of 9.75% per annum.  The revolving line of credit loan has a 2-year maturity at an interest rate equal to the prime rate plus 1%, fully floating, payable interest only until maturity, and requires one consecutive 30-day period each year when no revolving line of credit debt is outstanding.  Both loans are secured by a first priority security interest in all business assets of the Company. Both loans contain financial covenants, including cash flow coverage and leverage ratios. On October 9, 2009, the Company  paid California Bank & Trust to fully satisfy the above bank debt.

On July 12, 2007, the Company repaid the 12% 2007 Bridge Note from the proceeds of a refinancing from Vineyard Bank, consisting of a $2,000,000 term loan having a 2-year maturity, at an interest rate equal to the prime rate plus 2% (the “Refinancing”).  The Refinancing is secured by the same collateral and contains substantially the same terms and conditions as the Bank Financing.  Repayment of the Refinancing has been guaranteed by O. Lee Tawes, III, a member of the Company’s Board of Directors. As part of the Bank Financing, the Company agreed to maintain certain financial ratios. At the time of signing these agreements, the Company was not in compliance with the covenants contained in the agreement. As of September 30, 2009, the Company continues to be in default of these covenants and the principal payments.   On October 9, 2009, the Company paid California Bank & Trust $3,600,000 and such amount was considered full satisfaction of amounts owed under the Bank Financing and the Refinancing.

On April 4, 2008, the Company commenced a private placement of Units, referred to as the April 2008 Bridge Financing. Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes; and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at an exercise price of $0.80 per share, which expire April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance; or (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. The principal amount and accrued interest on the 12% Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company paid Northeast Securities, Inc., the placement agent for the sales of Units in the April 2008 Bridge Financing, a fee of 7% of the gross proceeds, which was accounted for as debt discount. As of June 11, 2008, the closing date of the offering, 16.6 Units were sold to qualified investors for gross proceeds of $830,000. In August 2009, holders of $600,000 agreed to convert their debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 2,774,664 shares of the Company’s common stock at a conversion rate of $0.25 per share. As of November 16, 2009, the shares have not yet been issued. The Company and the noteholders are restructuring or renegotiating these 12% Subordinated Notes.

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

On September 5, 2008, the Company commenced a private placement of Units, referred to as the September 2008 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 117,647 shares of the Company’s common stock at an exercise price of $0.85 per share, which expire September 5, 2013.  The 12% Subordinated Notes mature on the earlier of (i) September 4, 2009, and (ii) no more than 15 business days following the consummation by the Company of a debt or equity financing or series of debt or equity financings in which the Company receives at least $4,000,000 in gross proceeds, referred to as a Qualified Placement.  The principal amount and accrued interest on the 12% Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Units consisted of a beneficial conversion feature valued at $435,836, based on the intrinsic method and are being amortized over one year using the straight line method which approximates the effective interest method.  The Company paid Northeast Securities, Inc., the placement agent for the sales of Units in the September 2008 Bridge Financing, a fee of 9% of the gross proceeds and warrants to purchase 153,884 shares of the Company’s common stock at an exercise price of $0.85 per share, which expire September 5, 2013. These fees and warrants are accounted for as debt discount. As of September 5, 2008, the closing date of the offering, a total of 16.35 Units were sold to qualified investors for gross proceeds of $1,635,000. In September 2009, holders of $1,485,000 of debt exercised a put option on a director of the Company which required the director to purchase the outstanding debt underlying the 12% Subordinated Notes from these holders, and as such, this debt is now included as related party debt.

On November 26, 2008, the Company completed the sale of a subordinated note for $200,000 with a stated interest rate of 12% due January 2009. The Company is currently negotiating an extension of this note, but the nature of such extension has not been determined yet.

On December 3, 2008, the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719, which matures by November 2013.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing A.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share, which expire February 2014.  The 12% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 12% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.   As of February 11, 2009, 1 Unit was sold to a qualified investor for gross proceeds of $100,000. In August 2009, the holder of a $100,000 12% Subordinated Note agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 427,464 shares of the Company’s common stock at a conversion rate of $0.25 per share. As of November 16, 2009, the shares have not yet been issued.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes; and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.85 per share, which expire February, 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.   As of February 11, 2009, the closing date of the offering, 3 Units were sold to a qualified investor for gross proceeds of $300,000. In August 2009, a holder of $50,000 principal amount of a 3% Subordinated Note agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 203,420 shares of the Company’s common stock at a conversion rate of $0.25 per share. In October 2009 the holders of $200,000 principal amount of 3% Subordinated Notes agreed to convert their debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 813,684 shares of the Company’s common stock at a conversion rate of $0.25 per share. As of November 16, 2009 these shares have not yet been issued.

On April 29, 2009, the Company commenced a private placement of Units, referred to as the April 2009 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.40 per share, principal amount of a 3% Subordinated Note which expire May 2014.  The 3% Subordinated Notes mature on the earlier of (i) September 30, 2009; or (ii) upon the closing of a transaction to sell our wholly-owned subsidiary, Nutritional Specialties, Inc. Principal repayments were made in June 2009 of 17% of the principal amount and accrued interest under the 3% Subordinated Notes, then 25% in August 2009 and the balance in September 2009.  As of May 1, 2009, the closing date of the

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

offering, 4.5 Units had been sold to qualified investors for gross proceeds of $450,000. In August 2009, a holder of $83,330 principal amount of a 3% Subordinated Notes agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 336,960 shares of the Company’s common stock at a conversion rate of $0.25 per share. In October 2009, a holder of $87,495 principal amount of a 3% Subordinated Note agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 351,460 shares of the Company’s common stock at a conversion rate of $0.25 per share.  As of November 16, 2009, these shares have not yet been issued.

The convertible debt outstanding at September 30, 2009 of $543,000 would be convertible into a maximum of 2,169,990 shares of the Company’s common stock at September 30, 2009, on the basis of a conversion rate of $0.25 per share, as offered in August 2009 and discussed further in Note 11, Subsequent events.

The Company reviewed the terms of its convertible debt agreements and concluded that certain debt under ASC Topic 815-40 have embedded derivatives under the Derivatives and Hedging Topic of the Codification (Topic 815-10). Management estimates that sufficient authorized shares exist to cover issuances of and conversions into common stock.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of September 30, 2009:

Year Ending September 30,	Principal Maturities
2010	$4,570,538
2011	127,554
2012	134,992
2013	505,218
2014	5,069
Total	$5,343,370

NOTE 8 - STOCKHOLDERS’ EQUITY

In January 2009, a shareholder converted 23,558 Series H Preferred Shares into 58,895 common shares and was issued an additional 1,071 common shares as payment of the Series H dividend. In addition, the Company issued 150,000 common shares as payment of services rendered which were recorded at fair value on the grant date of $1.00 per share and 10,000 common shares as payment of service rendered recorded at fair value on the grant date of $0.49 per share. In August 2009 we issued 460,000 restricted shares for services which were recorded at fair value on the date of the grant of $0.53 per share In August and September 2009 we issued 160,000 restricted shares as payment for services which were recorded at fair value of $0.25 per share.   Effective August 31, 2009, the Series A, I and J preferred stock, and accrued dividends owing on the Series I and J preferred stock, were converted into  an aggregate of 20,185,028 shares of common stock.  The Series A preferred stock was convertible into the number of common shares determined by dividing the total number of shares of Series A preferred stock held by each holder, by 20. The Series I preferred stock was convertible into the number of shares of common stock determined by dividing the aggregate stated value held by each holder by a fixed conversion price of $0.30 per share. Fractional shares were rounded up to the nearest whole share. The Series J preferred stock was convertible into the number of shares of common stock determined by dividing the aggregate stated value held by each holder by a fixed conversion price of $0.30 per share. Fractional shares were rounded up to the nearest whole share.  In addition, warrant holders converted an aggregate of 1,717,038 warrants into common stock at an exercise price of $0.25, per share in exchange for cancelation $818,769 of liabilities, a warrant holder exercised 5,000 warrants at an exercise price of $0.25 per share, on September 29, 2009.  In addition warrant holders accepted the Company’s offer of a cashless conversion in which warrants for 2,254,654 common shares were converted into 1,288,309 common shares. The effect of these conversion was an expense of $3,213,795 based on the fair market value of the company stock compared to the exercise price. In the subsequent period ended November 10, 2009, debt and warrant holder agreed to convert $4,260,133 of debt and $584,620 of accrued liabilities into 19,379,012 shares of common stock at $0.25 per share as described in more detail in Note 11, subsequent events.  As of November 16, 2009 the shares have not yet been issued.

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

NOTE 9 – STOCK OPTIONS AND WARRANTS

Options –

The Company granted 112,500 options to purchase common stock to employees and consultants during the nine month period ended September 30, 2009 and granted 1,502,000 options to purchase common stock to a director for the nine month period ended September 30, 2008. Compensation cost recognized during the nine months ended September 30, 2009 and 2008 related to stock-based awards was $103,434 and $420,006, respectively. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

The summary of activity for the Company's stock options is presented below:

	September 30, 2009	Weighted Average Exercise Price

Options outstanding at December 31, 2008	2,418,052	$1.11
Granted for the period	112,500	0.51
Exercised for the period	-	-
Terminated/Expired	(126,250)	3.00
Options outstanding at September 30, 2009	2,404,302	$0.98
Options exercisable at September 30, 2009	1,074,500	$1.88
Options available for grant at September 30, 2009	1,594,488

Exercise price per share of options outstanding	$0.74 to $3.00

Weighted average remaining contractual lives	7.2 years

Sum of fair value of options granted during the quarter	$46,000

The common stock options expire as follows:

2009	–
2010	2,500
2011	4,500
2012	12,500
2013 – 2018	2,384,802
Total	2,404,302

The aggregate intrinsic value of the options outstanding at September 30, 2009 was approximately $123,000 with a weighted average remaining contract term of 7.2 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $510,000 as of September 30, 2009.

The Company granted 100,000 restricted shares of common stock during 2007 that vested ratably over a 5 year period commencing on December 31, 2007. These restricted shares were valued on the grant date at $56,000 using a liquidating discount of 60%. Stock-based compensation cost of $10,500 was recorded as an expense in the nine month period ended September 30, 2009.

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

On July 1, 2008, under the terms of the Company’s 2008 Stock Option and Incentive Plan, the Company issued to certain employees 280,000 options to purchase common stock at an exercise price of $1.02 per share which vest ratably over a five year period and expire June 30, 2018. On September 9, 2008, under the terms of the 2008 Stock Option and Incentive Plan and consistent with Eric Skae’s employment contract of, the Company issued to Mr. Skae 250,000 options to purchase common stock at an exercise price of $0.90 per share, of which 50,000 shares vested immediately and the remainder vest ratably over a four year period.  The options will expire as to each vested portion if not exercised within five years after the date of vesting.  On September 28, 2008, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to Neil Reithinger 300,000 options to purchase common stock at an exercise price of $0.80 per share which vested immediately and expire September 28, 2018 and 300,000 options to purchase common stock at an exercise price of $0.80 per share which vested upon the Company completing a $5,000,000 equity financing which the Company has not achieved and is not vested.  Such equity financing shall include the total of any one financing or the aggregate of one or more financings such that the total equals or exceeds $5,000,000. On September 28, 2008, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to certain employees 309,500 options to purchase common stock at an exercise price of $0.80 per share which vest ratably over a five year period and expire September 28, 2018. On April 2009, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to a consultant 50,000 options to purchase common stock at an exercise price of $0.49 per share which vest upon completion a specific sales event, which has not yet been achieved and is not vested, and expire April 2019. In July  2009, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to certain employees an aggregate of 62,500 options to purchase common stock at an exercise price of $0.53 per share which vest ratably over a five year period and expire July 2019.

Warrants -

During the nine months ended September 30, 2009, the Company issued 350,000 warrants to related parties at an exercise price of $0.85 per share, 1,000,000 warrants at an exercise price of $0.85 per share, 1,200,000 warrants at an exercise price of $0.40 per share and 50,000 warrants at an exercise price of $0.65 per share. The warrants were issued as an inducement for loans to the Company or extension of previously issued loans. The following table reflects a summary of common stock warrants outstanding and warrant activity during the nine months ended September 30, 2009:

		Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2008	7,250,708	$0.73	3.5
Granted during the period	2,600,000	0.51	4.7
Exercised during period	(3,741,592)	0.25	1.9

Expired during the period	(6,000)	0.40
Warrants outstanding at September 30, 2009	6,103,116	$0.70	2.0

The common stock warrants expire as follows:

Year	Amount
2010	250,000
2011	64,286
2012	2,198,342
2013	1,540,488
2014	2,050,000
Total	6,103,116

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

The exercise price of warrants and the number of shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits and similar events. In August  2009, the Company extended and offer to convert notes and warrants into the Company’s common stock pursuant to agreements between certain holders and the Company. The individual agreements provide that the holders’ existing securities will be exchanged for new securities and any defaults and obligations existing under such existing securities, if any, will be waived.  Further, the Company offered warrant holders the opportunity to exercise their outstanding warrants at an exercise price of $0.25 per share using funds owing to the holder from the Company, or to exercise the warrants on a cashless basis. The Company also offered debt holders the opportunity to convert the Company’s existing debt obligations to the debt holder, at a conversion rate of $0.25 per share, into shares of the Company’s common stock. These debt holders were also given the opportunity to apply such existing debt to payment of the exercise price of warrants held by that debt holder. Through the period ended September 30, 2009, the Company and debt and warrant holders have agreed to convert an aggregate of $1,639,962 of notes, accrued interest and other liabilities into an aggregate of 6,559,848 shares of the Company’s common shares at a conversion rate of $0.25 per share. Additionally, the Company has received $1,250 from warrant holders for the exercise of 5,000 warrants into the Company’s common stock at an exercise price of $0.25 per share and through a cashless exercise has converted 2,254,654 warrants into 1,288,309 shares of the Company’s common stock. The Company expensed $105,657 of previously deferred debt acquisition cost and has recognized an expense of $3,213,795 based upon the intrinsic value as of August 31, 2009 in comparison to the exercise price of $0.25 per share.

Through the subsequent period ended November 10, 2009 the Company has agreed to convert 5,166,157 warrants into 4,771,482 common stock of the Company.   The effect of these conversion will be a expense of approximately $1,828,000 based on the fair market value of the company stock compared to the exercise price.

NOTE 10 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers, directors and significant shareholders as of September 30, 2009 additional related party transaction are also discussed in Note 11 – Subsequent events:

	Notes Payable
Officer/Director/Significant Shareholders	Amount	Accrued Interest	Accrued Salaries & Bonus Amount

Eric Skae Chairman of the Board, Chief Executive Officer & President	$2,538,500	$192,583	$50,000
Neil Reithinger Chief Operating Officer & Chief Financial Officer	$–	$–	$109,900
Thomas Pinkowski Vice-President	$112,500	$9,229	$–
O. Lee Tawes, III Director	$2,798,357	$295,666	$–
	$5,449,357	$497,478	$159,900

In February 2008, as part of the restructuring of two loans with O. Lee Tawes, III, a member of the Company’s Board of Directors, the Company granted Mr. Tawes a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.79 per share and a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.80 per share, both warrants expire in February 2013.

In April 2008, Mr. Tawes, a member of the Company’s Board of Directors, participated in a private placement of Units, referred to as the April 2008 Bridge Financing, and acquired 2.5 Units. Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes; and (ii) Warrants to purchase 31,250 shares of the Company’s common stock at an exercise price of $0.80 per share, which will expire on April 4, 2013.

In July 2008, Mr. Tawes, a member of the Company’s Board of Directors, provided additional financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note; and (ii) Warrants to purchase 312,500 shares of the Company’s common stock at an exercise price of $0.80 per share, which will expire on July 14, 2013.

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

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

On October 23, 2008, Eric Skae provided financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note; and (ii) Warrants to purchase 150,000 shares of the Company’s common stock at a price per share of $0.85, which will expire July 14, 2013.  At the time of the transaction, Mr. Skae served as a member of the Company’s Board of Directors.

On November 4, 2008, Scott Ricketts, a member of the Company’s Board of Directors, participated in a private placement for $100,000.  In exchange for this investment, Mr. Ricketts received a warrant to purchase 28,736 common shares at an exercise price of $0.87 per share, which will expire on November 4, 2013.  On November 30, 2008, the Company issued Mr. Ricketts 10,000 shares of Series J Preferred Stock, convertible at $0.40 per share into 250,000 shares of the Company’s common stock. Effective August 31, 2009, Mr. Ricketts  convert preferred series J preferred shares and accrued dividends, into 346,666  shares of the Company’s common stock at a conversion rate of $0.30 per share and through a cashless conversion 28,736 warrants into 16,420 common shares of the Company.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes; and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.85 per share, which expire on February 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company intends to use the net proceeds of this private placement for working capital purposes. As of February 11, 2009, 3.25 Units were sold to qualified investors for gross proceeds of $325,000.  Mr. Tawes, a member of the Company’s Board of Directors, participated in this transaction by acquiring .25 Units.

On March 20, 2009, the Company entered into a transaction with Eric Skae, the Company’s Chief Executive Officer and Chairman of the Board, whereby it issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share with an expiration date of March 20, 2014.  The value of the warrant was $31,285 and will be accounted for as debt discount.  The 18% Subordinated Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note. As of October 14 we paid the remaining principal of this $325,000 and agreed to convert the accrued interest into common stock.  As of November 16, 2009, the shares have not yet been issued.

On March 26, 2009, Mr. Tawes, a member of the Company’s Board of Directors, provided financing to the Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note; and (ii) warrants to purchase 175,000 shares of the Company’s common stock at an exercise price of $0.85 per share, which will expire on March 26, 2014.  The value of the warrants was $39,727 and will be accounted for as debt discount.

In September 2009, holders of $1,485,000 principal amount of 12% Subordinated Notes issued as part of the September 2008 Bridge financing, exercised a put option on one of the directors of the Company for the amount of the debt plus accrued interest of $91,582. These debts are  now shown  above as related party debt. There was no additional cost to the Company.

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable that those that could be obtained from non-affiliates.  Any such transaction must be reviewed by the Company’s independent director.

NOTE 11 - SUBSEQUENT EVENTS

Consummation of Asset Sale Pursuant to Asset Purchase Agreement

On July 24, 2009, with a closing date of October 9, 2009, together with its wholly-owned subsidiary Nutritional Specialties, Inc., the Company entered into an Asset Purchase Agreement (the “Agreement”) with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation. Pursuant to the Agreement, the Company sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes receivable and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts. Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement.

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of liabilities, certain pre-closing working capital adjustments and payment to the Company’s senior lender, Vineyard Bank, N.A. as assigned to California Bank & Trust, of $3,600,000 for total settlement of all amounts due to the bank.

Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they have a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. No later than  six months after the closing date, if Nutra, Inc. determines that there is a material difference between the actual net asset value and the net asset value at closing, it may prepare a written statement setting forth the calculation of the actual net asset value. If the Company has no objection to this calculation, this written statement will be deemed the final statement. Management believes this $250,000, which is for holdback and escrow, will be fully paid. If there is disagreement between the parties, the parties determine the actual net asset value according to the procedure  set forth in the Agreement and the difference between the actual net asset value and the net asset value determined at closing will be reconciled.

Restructuring

During the three months period ended September 30, 2009, the Company initiated a restructuring of its balance sheet by converting its preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock.

On October 20, 2009, pursuant to the approval by the Company’s preferred stock holders and the Board of Directors, the Company filed Certificates of Amendment to the Certificates of Designation of its Class A Preferred Shares (the “Series A Preferred Stock”), its Series I 8% Cumulative Convertible Preferred Stock (the “Series I Preferred Stock”), and its Series J 6% Redeemable Convertible Preferred Stock (the “Series J Preferred Stock”) (together, the “Amendments”). The Amendments have the effect of causing the outstanding shares of the Company’s Series A, Series I and Series J Preferred Stock to be converted into shares of the Company’s common stock, with an effective date of August 31, 2009.

Pursuant to the Amendments, on October 21,2009, the Company converted 35,000 shares of Series A Preferred Stock into 1,750 shares of common stock; 535,000 shares of Series I Preferred Stock plus $498,983 in accrued dividends into 19,496,610 shares of common stock; and 20,000 shares of Series J Preferred Stock plus $6,000 in accrued dividends into 686,668 shares of common stock.

The Company intends to convert notes and warrants into the Company’s common stock pursuant to agreements between certain holders and the Company. The individual agreements provide that the holders’ existing securities will be exchanged for new securities and any defaults and obligations existing under such existing securities, if any, will be waived.  Further, the Company offered warrant holders the opportunity to exercise their outstanding warrants at an exercise price of $0.25 per share using funds owing to the holder from the Company, or to exercise the warrants on a cashless basis. The Company also offered debt holders the opportunity to convert the Company’s existing debt obligations to the debt holder, at a conversion rate of $0.25 per share, into shares of the Company’s common stock. These debt holders were also given the opportunity to apply such existing debt to payment of the exercise price of warrants held by that debt holder. In addition to the amounts converted as of September 30,2009 as disclosed earlier in the Notes, in the subsequent period ended November 10, 2009, the Company has agreed to convert an aggregate of $4,315,342 of notes and accrued interest of related parties into an aggregate of 17,261,368 shares of the Company’s common shares at a conversion rate of $0.25 per share; and an aggregate of $448,223 of notes and accrued interest of other debt holders into an aggregate of  1,792,892 shares of the Company’s common shares at a conversion rate of $0.25 per share.  Additionally, the Company has received $276,631 from warrant holders for the exercise of 1,106,524 warrants into the Company’s common stock at an exercise price of $0.25 per share and through a cashless exercise has converted 920,847 warrants into 526,172 shares of the Company’s common stock. The effect of these conversion will be a expense of approximately $8,486,000 based on the fair market value of the company stock compared to the exercise price. As of November 12, 2009, the shares have not yet been issued.

First Amendment to Employment Agreement with Neil Reithinger

Also on November 13, 2009, we entered into a First Amendment to Employment Agreement, referred to as the First Amendment, with Neil Reithinger, our Chief Financial Officer and Chief Operating Officer, pursuant to which we agreed to amend certain terms of the Employment Agreement between our Company and Mr. Reithinger, dated July 11, 2007, referred to as the Agreement.  Pursuant to the terms of the First Amendment, we agreed to pay to Mr. Reithinger an aggregate of $94,900 which represents accrued salary currently due and owing to Mr. Reithinger, to be paid in monthly installments of $9,000 until paid in full. If, however, we raise debt or equity capital of $1,500,000 or more, the accrued salary will become due within 30 calendar days.

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

Pursuant to the First Amendment, Mr. Reithinger’s option to purchase 300,000 shares of our common stock, issued on September 28, 2008, shall become immediately vested on the effective date of the First Amendment.  In the event Mr. Reithinger’s employment is terminated by either party, his outstanding options will remain exercisable until the earlier of 10 years from the grant date of each option or 5 years from the date of termination of his employment.  The terms of the First Amendment supersede any and all post-termination exercise requirements shorter than 5 years as set forth in our 2008 Stock Option and Incentive Plan.  Pursuant to the First Amendment, the exercise price of Mr. Reithinger’s outstanding options will be reduced to $0.65 per share.  Further, upon termination of Mr. Reithinger’s employment by either party, the non-compete and confidentiality covenants set forth in the Agreement will immediately expire.

Pursuant to the First Amendment, both our Company and Mr. Reithinger provided customary releases of claims against the other party.

NOTE 12 – CONTINGENCIES

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against the Company’s wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleged a breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  On June 12, 2009, the Company entered into a settlement  agreement with Farmatek pursuant to which it agreed to pay Farmatek an aggregate of $250,000 over the following twelve months.  The Company has previously accrued for this possible settlement and this amount  was recognized as operating expense in the year ended December 31, 2008. As of September 30, 2009, $125,000 is unpaid and reflected in accrued expenses.

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

NOTE 13 - ACQUISITION

On September 9, 2008, the Company, through its subsidiary Baywood New Leaf Acquisition, Inc., acquired certain assets and liabilities from Skae Beverage International, LLC.  These assets included current assets, fixed assets and intangible assets such as trademarks and a brand name.  In exchange for the foregoing, the Company agreed to pay an aggregate purchase price of $3,800,000 and assume certain liabilities of $1,050,339.  The $3,800,000 purchase price was comprised of a series of 8% Subordinated Promissory Notes in the aggregate principal amount of $1,000,000, as well as a payment to Skae Beverage International, LLC of $400,000 in cash, $1,100,000 in 8% Subordinated Promissory Notes and 1,444,444 shares of the Company’s common stock valued at $1,300,000. The Company also capitalized $152,000 of acquisition related costs.

The following table sets forth the allocation of the acquisition cost of Skae Beverage International, LLC in 2008, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their estimated fair values:

2008
Current Assets	$726,805
Equipment	34,320
Goodwill & Other Intangible Assets	4,500,824
Total Assets Acquired	5,261,949

Current Liabilities	1,050,339
Non-current Liabilities	-
Total Liabilities Assumed	1,050,339
Net Assets Acquired	$4,211,610

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

NOTE 14 – LOSS PER SHARE

Convertible preferred stock, notes payable and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the periods ended September 30, 2009 and 2008 because the effect of their inclusion would be anti-dilutive.

As of September 30, 2009, there were warrants and options to purchase 8,507,418 shares of common stock outstanding. As of September 30, 2008, there was preferred stock convertible into 6,748,145 shares of common stock and warrants and options to purchase 9,508,621 shares of common stock outstanding. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive. In October 2009, warrant holders exercised 1,106,524 warrants for cash proceeds of $276,631, in addition 920,847 warrants were converted into 526,172 common shares. As of November 12, 2009, the shares have not yet been issued.

NOTE 15 – ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

In April 2009, the Board of Directors authorized management to begin the process to sell substantially all the rights and assets of Nutritional Specialties, Inc.’s business, including the Lifetime® and Baywood brands of products. The sale process was coordinated by an investment banker and on July 24, 2009, the Company signed an Asset Purchase Agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation, and the sale was completed on October 9, 2009, which is described in Note 11. As of September 30, 2009, the Company  classified these assets as Assets held for sale.  Assets held for sale are measured at the lower of their carrying amount prior to classification of the group of assets as held for sale and the fair value. In the three months ended September 30, 2009, the Company recorded an impairment loss of $3,250,000, which was reported within operating expenses.

The assets of the business units held for sale after impairment losses comprise:

September 30, 2009
Accounts receivable	$1,189,814
Inventories	1,023,454
Other current assets	21,633
Property & Equipment	64,117
Goodwill & Identified intangibles	6,094,632

Business units held for sale	$8,393,650

Consistent with SFAS 144, the operating results of assets that are held for sale have been classified as discontinued operations. Results of discontinued operations were:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales	$3,606,275	$3,118,945	$10,958,144	$9,798,756
Operating expenses	3,227,637	2,824,055	9,511,217	8,748,743
Income from discontinued operations	$378,638	$294,890	$1,446,927	$1,050,013

NEW LEAF BRANDS, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited (Continued)

On October 9, 2009 the Company completed the sale of the above mentioned assets held for sale.  The funds generated by the sale are as followed:

Determination of sale price and funds flow
Purchase of assets	$7,250,000
LifeTIME trademark and goodwill	1,000,000
Change in net asset value	327,807
Severance contribution	33,783
Less holdback	(250,000)

Net proceeds received	$8,361,590
Funds disbursed
Payment to California Bank & Trust	$3,600,000
Payments to vendors & brokers	1,590,119
Payment to T. Pinkowski note and accrued interest	121,729
Payment to employees	78,124
Payment to Investment banker and lawyer	446,473
Payment to other professional advisors	142,285
Payment on related party notes	1,364,219

Net disbursements	$7,342,949

Cash available for working capital	$1,018,640

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

Executive Overview

GENERAL

Effective July 24, 2009, we entered into an Asset Purchase Agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, referred to herein as the Agreement. Following the quarter ended September 30, 2009, the transactions contemplated by the Agreement closed on October 9, 2009. Pursuant to the Agreement, we sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  These assets are reflected as “Assets held for sale” at September 30, 2009. Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of certain liabilities and certain pre-closing working capital adjustments.

Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. No later than six months after the closing date, if Nutra, Inc. determines that there is a material difference between the actual net asset value and the net asset value at closing, it may prepare a written statement setting forth the calculation of the actual net asset value. We believe these funds will be received. If we have no objection to this calculation, this written statement will be deemed the final statement.  If we disagree, we will determine the actual net asset value according to the procedure set forth in the Agreement and the difference between the actual net asset value and the net asset value determined at closing will be reconciled.

Our management determined that it was in the best interests of our Company and our stockholders to enter into the Agreement because it believed the value our stockholders would realize in the Agreement and in the asset sale contemplated by the Agreement would be greater than the value likely to be realized by our stockholders in the event we did not enter into the foregoing transaction.  Additionally, our management believed that the sale of our nutraceutical business would allow our Company to pursue a new strategic direction to build a beverage company around our New Leaf® brand of ready-to-drink teas and other functional beverages.

Prior to entering into the Agreement, our business was to develop, market and distribute healthy and functional ready-to-drink beverages and nutraceutical products. Our main focus was on creating products that incorporate functional ingredients or offer other natural health benefits by targeting niche markets and mainstream movement with strong consumer demand. We operated through the combination of a diversified nutraceutical company that promoted our LifeTime® and Baywood brands, and a premium ready-to-drink tea company that promoted our New Leaf brand. The LifeTime brand was acquired in March 2007 with the acquisition of Nutritional Specialties, Inc. and the New Leaf brand was acquired in September 2008 with the acquisition of Skae Beverage International, LLC.

Our new planned strategic direction is to build a beverage company around our New Leaf brand of ready-to-drink teas and other new functional beverages. Additionally, following the October 9, 2009 closing of the asset sale, we no longer develop, market and distribute nutraceutical products. Even with limited access to capital, we have grown the New Leaf brand. New Leaf beverages are sold in 24 states, through 75 distributors and 14 well-known retailers in over 8,000 outlets. We sold 118,820 cases of iced tea in the third quarter of 2009, up over 54% from 77,124 cases in the third quarter of 2008. We anticipate that, after our debts are repaid and renegotiated, we will be able to raise capital to grow our New Leaf brand as well as develop additional brands.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, we had negative net working capital of approximately $17,896,682 at September 30, 2009.  We have not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  These factors  raise substantial doubt about our ability to continue as a going concern.

We believe that its existing cash resources, combined with projected cash flows from operations may not be sufficient to execute its business plan and continue operations for the next twelve months.  We changed our strategic direction with the sale of its Lifetime and Baywood brands operating under its wholly-owned subsidiary, Nutritional Specialties, Inc., to provide the necessary resources aimed at achieving profitability and positive cash flow.    Additionally, we has taken steps to reduce the Company’s operating expenses.  We will continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital.

Following the closing of the asset sale, we intend for our Chief Executive Officer, Eric Skae, to continue in his role. Prior to joining our Company, Mr. Skae founded Skae Beverage International, LLC as Midnight Sun Brands, LLC in October 2002. He has spent the past fifteen years in the beverage industry working in senior-level sales, marketing and distribution roles. We plan to continue to rely on Mr. Skae’s expertise in the beverage industry. Additionally, our beverage business has continued in its staffing, distribution and manufacturing following the closing of the asset sale, in the same manner as it did prior to entering into the Agreement.

OUR PRODUCTS

New Leaf is a natural iced-tea beverage that is sweetened with evaporated organic cane sugar and specifically formulated to address an unmet consumer demand in the very competitive but rapidly growing ready-to-drink tea market.  The natural cane sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than high fructose corn syrup competitors.  New Leaf is available in 13 varieties that are all-natural and organically-sweetened, and 2 diet varieties. Varieties include white, black, green and blue teas. New Leaf products include:

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

Results of  Continuing Operations for the Three Month and Six Month Periods Ended September 30, 2009 and 2008

Net sales of continuing operations, New Leaf Brands, for the nine months ended September 30, 2009 were $2,915,604, compared to $242,759 for the same period last year. Net sales for the three months ended September 30, 2009 were $1,025,220, compared to $242,759 for the same period last year.   The increase in net sales is due to the  acquisition of New Leaf brand on September 9, 2008 from Skae Beverage International, LLC. Our gross profit margin for the nine month period ended September 30, 2009 was 21%. Our gross profit margin for the three month period ended September 30, 2009 was 28%.  The overall increase of 7 percentage points in gross profit margin is primarily due to greater efficiency rates realized as volumes increased.

Operating expenses for the nine month periods ended September 30, 2009 and 2008 were $7,268,537 and $1,678,520, respectively. Operating expenses for the three month periods ended September 30, 2009 and 2008 were $1,388,122 and $926,805, respectively.  This increase in operating expenses for the periods is primarily due to a full nine months of expenses from New Leaf in 2009, as well as certain additional, non-cash costs associated with the impairment of intangible assets of $3,250,000; and amortization of intangibles totaling approximately $225,000 in the nine month period ended September 30, 2009. Operating expenses for 2008 reflect operating expense for New Leaf from the acquisition date on September 9, 2008 through September 30, 2008.

Net sales of discontinuing operations, Nutritional Specialties Inc, for the nine months ended September 30, 2009 were $10,958,144, compared to $9,798,756 for the same period last year. Net sales for the three months ended September 30, 2009 were $3,606,275, compared to $3,118,945 for the same period last year.   The increase in net sales is due to the  increased sales of newly development products.  Operating expenses for the nine month periods ended September 30, 2009 and 2008 were $8,748,743 and $9,511,217, respectively. Operating expenses for the three month periods ended September 30, 2009 and 2008 were $3,227,637 and $2,824,055, respectively.

Assets held for sale included accounts receivable, inventory and prepaid expenses of $2,234,901, Property and equipment of $64,117 and intangible assets of $6,094,632 of Nutritional Specialties Inc., which included the impairment of intangible assets by $3,250,000 in the second quarter 2009.

Debt financing cost for the nine month periods ended September 30, 2009 and 2008 was $9,175,427 and $1,225,509, respectively. Debt financing cost for the three month periods ended September 30, 2009 and 2008 was $4,092,122 and $540,165, respectively. In the nine month period ended September 30, 2009, interest expense increased with additional debt issued principally through the 2008 and 2009 bridge financings totaling $1,313,000 at rates of interest between 3% -18% plus warrants to purchase shares of our common stock at exercise prices between $0.40 to $0.85 per share. Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties, as well as from our outstanding bank line of credit. During the three month period ended September 30, 2009, we initiated a restructuring of our balance sheet by converting our preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock. The result was the acceleration of the amortization of debt acquisition cost by $105,000 and the reduction in the above mentioned derivatives by $190,000 and the cost of debt and warrants converted into common shares of $3,213,795.

There is no income tax benefit recorded because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of September 30, 2009, we had $935,924 in current assets of which $504,735, or 53.9%, was cash and receivables.  On average, our receivables are collected 26 days outstanding.  Total current liabilities at September 30, 2009 totaled $18,832,606, of which $4,392,215, or 23.3%, represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1 to 20.1 at September 30, 2009.

At September 30, 2009, we had a net working capital deficiency of $17,896,682.  Our need for cash during the nine months ended September 30, 2009 was primarily funded through the issuance of debt totaling approximately $1,263,000.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes. During the three month period ended September 30, 2009, we initiated a restructuring of our balance sheet by converting our preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to permit warrant holders to exercise warrants for common stock. We are currently renegotiating the terms of certain of our debt arrangements that mature in 2008 and 2009.  As a result of this restructuring, as of November 10, 2009, our debt holders agreed to convert an aggregate of $6,298,054 of debt and accrued interest into 25,195,404 shares of common stock. Following these conversions, we intend to continue negotiations with other debt holders. We may not be able to renegotiate such amounts or be able to obtain terms that are favorable to our Company.

We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months.  We have taken steps to reduce our operating expense. Additionally, we are evaluating our strategic direction aimed at achieving profitability and positive cash flow. We intend to continue to initiate a private placements of debt or equity securities in order to raise additional capital. We intend to engage an investment banker in the fourth quarter to assist management in raising additional capital. However, we may not be successful in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, we may be forced to make further cutbacks or cease operations.

Financings

On April 4, 2008, we commenced a private placement of Units, referred to as the April 2008 Bridge Financing. Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes; and (ii) Warrants to purchase 31,250 shares of our common stock at an exercise price  of $0.80 per share, with an expiration date of April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance; or (ii) upon our consummation of a debt or equity financing in which we receive at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. As of June 11, 2008, the closing date of the offering, we sold 16.6 Units to qualified investors for gross proceeds of $830,000. Mr. Tawes, a member of our Board of Directors, participated in this transaction by acquiring 2.5 Units.  We are in default on the 12% Notes issued in the April 2008 Bridge Financing.  We intend to convert this debt into common stock or negotiate an extension of the payments due with the investors. In August 2009, holders of $600,000 agreed to convert their debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 2,774,664 shares of our common stock at a conversion rate of $0.25 per share.  As of November 16, 2009, the shares have not yet been issued.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing A. Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes; and (ii) Warrants to purchase 100,000 shares of our common stock at an exercise price of $0.85 per share, which expire February 2014.  The 12% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 12% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement. We intend to use the net proceeds of this private placement for working capital purposes. As of February 11, 2009, the closing date of the offering, we sold 1 Unit to a qualified investor for gross proceeds of $100,000. Effective August31, 2009, the holder of the $100,000 12% Note agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 427,464 shares of our common stock, at a conversion rate of $0.25 per share.  As of November 16, 2009, the shares have not yet been issued.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B. Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes; and (ii) Warrants to purchase 300,000 shares of our common stock at an exercise price of $0.85 per share, which expire February, 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement. We intend to use the net proceeds of this private placement for working capital purposes. As of February 11, 2009, the closing date of this offering, we sold 3.25 Units to qualified investors for gross proceeds of $325,000.  Mr. Tawes, a member of our Board of Directors, participated in this transaction by acquiring .25 Units. Effective August31, 2009, a holder of $50,000 principal amount of a 3% Subordinated Note agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 203,420 shares of our common stock at a conversion rate of $0.25 per share. In October 2009 the holders of $200,000 principal amount of 3% Subordinated Notes agreed to convert their debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 813,684 shares of the Company’s common stock at a conversion rate of $0.25 per share.  As of November 16, 2009, the shares have not yet been issued.

On March 20, 2009, we entered into a transaction with our Chief Executive Officer and Chairman of the Board, Eric Skae, whereby we issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a Warrant to purchase 100,000 shares of our common stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant. The Note was due on April 12, 2009, unless due earlier in accordance with its terms. Interest accrues on the Note at a rate of 18% per year.   Upon an event of default, the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owed under the Note shall, at the holder’s election, become immediately due and payable in cash.  Commencing five days after the event of default, the interest rate shall accrue at a rate of 22% per year, or such lower maximum amount of interest permitted to be charged under applicable law.  As of August 11, 2009, Mr. Skae has not declared the outstanding principal, accrued and unpaid interest or liquidated damages due. Between March 30, 2009 and October 12, 2009, we made payments to Mr. Skae on outstanding debt, including $325,000 due on the 18% Note. Pursuant to an agreement between Mr. Skae and our Company, we agreed to convert accrued interest of $24,119 into 96,476 shares of our common stock, thereby satisfying this obligation in full.  As of November 16, 2009, the shares have not yet been issued.

On March 26, 2009, Mr. Tawes, a member of our Board of Directors, provided financing to our Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note; and (ii) Warrants to purchase 175,000 shares of our common stock at a price per share of $0.85, which expire March 26, 2014.  The 12% Note was due September 26, 2009. In October 2009, the Company agreed to convert the remaining balance of this Note plus accrued interest, through an agreed upon effective date of August 31, 2009, into 476,704 shares of our common stock at a conversion rate of $0.25 per share.  As of November 16, 2009, the shares have not yet been issued.

On April 29, 2009, we commenced a private placement of Units, referred to as the April 2009 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes; and (ii) Warrants to purchase 300,000 shares of our common stock at an exercise price of $0.40 per share, which expire on April 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon our consummation of a business combination or sale of our assets or other change of control.  We intend to use the net proceeds of this private placement to provide inventory for the New Leaf division and other working capital purposes.  As of May 1, 2009, the closing of the offering, we sold 4.5 Units to qualified investors for gross proceeds of $450,000.  Effective August 31, 2009, a holder of $83,330 principal amount of a 3% Subordinated Notes agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 336,960 shares of our common stock at a conversion rate of $0.25 per share. In October 2009, a holder of $87,495 principal amount of a 3% Subordinated Note agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 351,460 shares of our common stock at a conversion rate of $0.25 per share. As of November 16, 2009, the shares have not yet been issued.

On October 9, 2009, using some of the proceeds from the sale of Nutritional Specialties, Inc. we settled our notes and accrued interest with California Bank & Trust, formerly Vineyard Bank, N.A., by a payment of $3,600,000 thereby satisfying our obligations in full.

During 2006, we extended payment terms with certain vendors and borrowed funds from certain officers and directors.  In addition, certain officers elected to defer the payment of their salaries or convert their salaries to equity to conserve cash.  These deferred salaries have been accrued at September 30, 2009.  We intend to pay these loans and deferred salaries in the future when we are able to generate an increased level of cash flows.  Certain of these loans were converted to common stock during the year ended December 31, 2008.  While we could attempt to raise additional debt or equity financing to pay such deferred salaries, we have elected to focus our efforts on growing the business with the expectation that future cash flows from operations will generate enough cash to repay these debts.  Furthermore, these officers are actively involved in our day-to-day operations and understand that if we are not able to generate sufficient cash to pay these deferred salaries, they may never get paid.

Off Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

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

Item 4T - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to  allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified a control deficiency during 2008 that continued to exist in the nine months ended September 30, 2009 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt transactions executed by our Company in accordance with U.S. generally accepted accounting principles.  In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties.  The initial draft of the quarterly report on Form 10-Q for the period ended June 30, 2009 did not reflect assets held for sale. Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these  are “material weaknesses.”

A material weakness is defined as a deficiency, or combination of deficiencies in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A  significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance.

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the nine months ended September 30, 2009, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the nine months ended September 30, 2009.  These reviews and procedures were undertaken in order to confirm that our financial statements for the nine months ended September 30, 2009 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above.  During 2009, we undertook actions to remediate the material weaknesses identified, including installation of a new ERP software system to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We believe that the step outlined above will strengthen our internal control over financial reporting and address the material weaknesses described above. However we continue to have only one person who performs our accounting and reporting functions. Our management will test and evaluate these additional controls to be implemented in 2009 to assess whether they will be operating effectively.

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

To our knowledge, as of September 30, 2009, there was no other threatened or pending litigation against our Company or our officers or directors in their capacity as such.

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

Pursuant to an Asset Purchase Agreement, dated July 24, 2009, which closed on October 9, 2009, we sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business.  Our management determined that it was in the best interests of our Company and our stockholders to enter into the Agreement because it believed the value our stockholders would realize in the Agreement and in the asset sale contemplated by the Agreement would be greater than the value likely to be realized by our stockholders in the event we did not enter into the foregoing transaction.  Our management believes that the sale of our nutraceutical business will allow our Company to pursue a new strategic direction to build a beverage company around our New Leaf brand of ready-to-drink teas and other functional beverages.  In the event we are unable to successfully implement our new strategic direction, our operating results and stock price may suffer.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2009, we did not sell any unregistered equity securities.

Item 3 - Defaults Upon Senior Securities

On April 5, 2007, in connection with the our initial acquisition of substantially all of the assets, and assumption of certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime ® or LifeTime ® Vitamins, a California corporation, we entered into agreements to obtain financing through Vineyard Bank N.A., as subsequently assigned to California Bank & Trust. The bank financing consisted of a $1,500,000 term loan and a $500,000 revolving line of credit loan to our Company and Nutritional Specialties, Inc., our wholly-owned subsidiary. On July 9, 2007, we completed a refinancing through Vineyard pursuant to which Vineyard provided a $2,000,000 term loan to our Company and Nutritional Specialties, Inc. which loan was subsequently assigned to California Bank & Trust,

The term loan agreement and the line of credit facility agreement with Vineyard Bank, N.A., subsequently assigned to California Bank & Trust, which, together, comprise the Bank Financing, as well as the refinancing, referred to as the Refinancing, agreements contain financial covenants which are required to maintain as well as certain restrictive covenants on our business, both of which will limit our ability to operate our business, including restrictions on our ability to:

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

The Bank Financing and the Refinancing are also secured by a first priority security interest in substantially all of our assets and the assets of Nutritional Specialties, Inc., our wholly-owned subsidiary.  As a result of this security interest, as well as the financial and restrictive covenants described above, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us.   In addition, a significant decrease in our operating results could adversely affect our ability to maintain required financial covenants under the Bank Financing and Refinancing agreements.  If financial covenants are not maintained, our creditors will have the option to require immediate repayment of all outstanding debt under such agreements.  In such event, we may be required to renegotiate certain terms of these agreements, obtain waivers from the creditors or obtain new debt agreements with other creditors, which may contain less favorable terms.  If we are unable to renegotiate acceptable terms, obtain necessary waivers or obtain new debt agreements, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations. As of September 30, 2009, we were in default on the principal payments under the loans and certain financial covenants with California Bank & Trust.  As of September 30, 2009,  we had an outstanding debt of $3,678,834 all of which is now reflected as currently due.  Of this debt, $2,000,000 was guaranteed by a member of our Board of Directors.

On October 8, 2009, we agreed to pay $3,600,000 and California Bank & Trust agreed to terminate its rights pursuant to the Business Loan Agreement, associated Commercial Security Agreement, and Promissory Notes, dated March 20, 2007 and the Business Loan Agreement, associated Commercial Security Agreement, and Promissory Note, dated July 9, 2007. Additionally, California Bank & Trust agreed to remove the liens on our assets. On October 9, 2009, we paid $3,600,000 to California Bank & Trust who then terminated its rights and removed its lien as described herein.

Item 4 - Submission of Matters to a Vote of Security Holders

On August 6, 2009, a majority of votes representing 13,738,137 shares, or 76.2% of shares entitled to vote as of the record date of August 5, 2009, executed a written consent in favor of the action to carry out an asset sale contemplated by the Asset Purchase Agreement, dated July 24, 2009, and the action to effect a name change from Baywood International, Inc. to New Leaf Brands, Inc. The voting information is included in the table as follows:

	Total potential vote	Total actual vote	% voted
Series I	8,916,717	7,058,335	79.2%
Series J	500,000	362,500	72.5%
Common Stock	8,619,022	6,317,302	73.3%
Total	18,035,739	13,738,137	76.2%

Additional information regarding the above matters may be found in our Definitive Proxy Statement filed with the Securities and Exchange Commission on September 18, 2009.

Item 5 - Other Information

Item 1.01

Entry into a Material Definitive Agreement.

Item 1.02

Termination of a Material Definitive Agreement.

Item 3.02

Unregistered Sales of Equity Securities.

Item 5.02

Departure of Directors or Certain Officers; Election of Certain Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Early Termination of Notes Payable to Eric Skae and Entry into Settlement Agreement and General Release

On September 9, 2008, together with Baywood New Leaf Acquisition, Inc., our wholly-owned subsidiary, we entered into an Asset Purchase Agreement with Skae Beverage International, LLC, and Eric Skae, as an individual, pursuant to which we purchased substantially all of the rights and assets of Skae Beverage International’s business, referred to as the Beverage Business.  This transaction is described in our Form 8-K filed with the Securities and Exchange Commission on September 15, 2008.

As part of the purchase price of the Beverage Business, we issued a series of 8% subordinated promissory notes in the aggregate principal amount of $1,000,000, to various creditors of Skae Beverage International, LLC, including our now Chief Executive Officer and Chairman, Eric Skae, referred to as the “Skae Family and Friends Notes.”  Additionally, we issued to Skae Beverage International an 8% convertible subordinated promissory note in the principal amount of $1,000,000, referred to as the $1,000,000 Note, and an 8% convertible subordinated promissory note in the principal amount of $100,000, referred to as the $100,000 Note.  On October 12 and 13, 2009, we paid an aggregate of $725,712 in principal under the Skae Family and Friends Notes and agreed to issue an aggregate of 1,408,384 shares of our common stock in full and final satisfaction of the remaining $274,288 obligation underlying the Skae Family and Friends Notes.  As of November 13, 2009, we have not issued any of the shares.

Between March 30, 2009 and October 12, 2009, we made cash payments to Mr. Skae in the aggregate amount of $525,000 on the following notes payable:

•

12% subordinated note with a principal amount of $200,000, between our Company and Eric Skae, dated October 23, 2008, referred to as the 200,000 Note; and

•

18% subordinated note with a principal amount of $325,000, between our Company and Eric Skae, dated March 20, 2009 with an effective date of March 17, 2009, referred to as the $325,000 Note.

On November 13, 2009, together with our wholly-owned subsidiary Baywood New Leaf Acquisition, Inc., we entered into a Settlement Agreement and General Release with Eric Skae, as an individual, and Skae Beverage International, LLC, a Delaware limited liability company, referred to as the Settlement Agreement.  Pursuant to the Settlement Agreement, Mr. Skae on his own behalf and on behalf of Skae Beverage International, LLC, as its sole control person, agreed to terminate existing debt obligations in exchange for the issuance of shares of our common stock.  Additionally, we reduced the exercise price of a total of 395,000 warrants held my Mr. Skae to $0.25 per share which Mr. Skae agreed to exercise immediately, some on a cashless basis and the remaining shares using a portion of the amount owed to Mr. Skae from outstanding debt obligations.  We anticipate issuing Mr. Skae 140,327 shares of common stock from the exercise of these warrants.  After reducing outstanding amounts owed to Mr. Skae by $37,357 for the exercise price of a portion of the warrants, we agreed to issue Mr. Skae an aggregate of 4,742,356 shares of our common stock in satisfaction and termination of the obligations underlying the $1,000,000 Note, the $100,000 Note, accrued and unpaid interest on these notes, and accrued and unpaid interest on the $200,000 Note and $325,000 Note, which on November 13, 2009, were deemed satisfied in full and terminated. As of November 13, 2009, we have not issued any of the shares.

Pursuant to the Settlement Amendment, both our Company and Mr. Skae provided customary releases of claims against the other party. Additionally, Mr. Skae agreed to waive any existing default or breach, if any, related to the $1,000,000 Note, the $100,000 Note, the $200,000 Note and the $325,000 Note.

With respect to the sale of our common stock described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the shares. The shares were sold to accredited investors. The shares were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

First Amendment to Employment Agreement with Neil Reithinger

Also on November 13, 2009, we entered into a First Amendment to Employment Agreement, referred to as the First Amendment, with Neil Reithinger, our Chief Financial Officer and Chief Operating Officer, pursuant to which we agreed to amend certain terms of the Employment Agreement between our Company and Mr. Reithinger, dated July 11, 2007, referred to as the Agreement.  Pursuant to the terms of the First Amendment, we agreed to pay to Mr. Reithinger an aggregate of $94,900 which represents accrued salary currently due and owing to Mr. Reithinger, to be paid in monthly installments of $9,000 until paid in full. If, however, we raise debt or equity capital of $1,500,000 or more, the accrued salary will become due within 30 calendar days.

Pursuant to the First Amendment, Mr. Reithinger’s option to purchase 300,000 shares of our common stock, issued on September 28, 2008, shall become immediately vested on the effective date of the First Amendment.  In the event Mr. Reithinger’s employment is terminated by either party, his outstanding options will remain exercisable until the earlier of 10 years from the grant date of each option or 5 years from the date of termination of his employment.  The terms of the First Amendment supersede any and all post-termination exercise requirements shorter than 5 years as set forth in our 2008 Stock Option and Incentive Plan.  Pursuant to the First Amendment, the exercise price of Mr. Reithinger’s outstanding options will be reduced to $0.65 per share.  Further, upon termination of Mr. Reithinger’s employment by either party, the non-compete and confidentiality covenants set forth in the Agreement will immediately expire.

Pursuant to the First Amendment, both our Company and Mr. Reithinger provided customary releases of claims against the other party.

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

3.4

Amendment to Articles of Incorporation, effective October 16, 2009 (included as Exhibit 3.1 to the Form 8-K filed October 14, 2009, and incorporated herein by reference).

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

4.4

Certificate of Designation of Series I 8% Cumulative Convertible Preferred Stock, dated March 30, 2007 (included as Exhibit 4.X to the Form 8-K filed April 11, 2007, and incorporated herein by reference).

4.5

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

4.9

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

4.18

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

10.45

Settlement Agreement and Mutual Release between Farmatek IC VE DIS TIC, LTD. STI and Oskiyan Hamdemir on the one hand and the Company and Nutritional Specialties, Inc. on the other hand, dated June 12, 2009 (included as Exhibit 10.45 to the Form 10-Q filed August 19, 2009, and incorporated herein by reference).

10.46

Assignment of Lease between Nutritional Specialties, Inc. and Boyd Business Center of Orange, dated October 9, 2009 (included as Exhibit 10.1 to the Form 8-K filed October 14, 2009, and incorporated herein by reference).

10.47

Settlement Agreement and General Release by and among the Company, Nutritional Specialties, Inc. and Thomas Pinkowski, dated October 9, 2009 (included as Exhibit 10.3 to the Form 8-K filed October 14, 2009, and incorporated herein by reference).

10.48

Settlement Agreement and General Release between the Company, together with its wholly-owned subsidiary Baywood New Leaf Acquisition, Inc. and Eric Skae, individually and Skae Beverage International, LLC, dated November 13, 2009 (filed herewith).

10.49

First Amendment to Employment Agreement between the Company and Neil Reithinger, dated November  13, 2009 (filed herewith).

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

NEW LEAF BRANDS, INC.

Date: November 16, 2009	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Neil Reithinger
Neil Reithinger Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)