Form 10-K
period 2009-12-31
New Leaf Brands, Inc.
filed 2010-03-31
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____TO ___

Commission File Number 000-22024

NEW LEAF BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0125664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9380 E. Bahia Drive, Suite A-201 Scottsdale, Arizona 85260
(Address of principal executive offices) (Zip Code)

(480) 951-3956
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

common stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and  will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Set the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  As of December 31 2009, $28,369,647 based on a total of 41,720,069 shares of our common stock held by non-affiliates at a closing price of $0.68 per share.

As of March 26, 2010 the number of outstanding shares of the registrant’s common stock was 66,508,035

Documents incorporated by reference:  None.

NEW LEAF BRANDS, INC.
FORM 10-K
For the year ended December 31, 2009

This report contains trademarks and trade names that are the property of New Leaf Brands, Inc. and of other companies, as indicated.

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

ITEM 1 - BUSINESS

GENERAL

We develop, market and distribute healthy and functional ready-to-drink teas under the New Leaf® brand.  We focus primarily on functional ready-to-drink beverages, which include teas and other functional drinks.  New Leaf is a natural iced-tea beverage that is sweetened with evaporated organic cane sugar and specifically formulated to address an unmet consumer demand in the very competitive, but rapidly growing, ready-to-drink tea market.  The organic sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than high fructose corn syrup competitors.  New Leaf is available in 14 varieties that are all-natural and organically-sweetened, including 2 diet varieties.  Varieties include white, black, green and blue teas.

HISTORY

Prior to October 9, 2009, we operated under the name of Baywood International, Inc. through the combination of a wholly-owned subsidiary named Nutritional Specialties, Inc., that promoted the LifeTime® and Baywood nutraceutical brands, and a wholly-owned subsidiary that promoted the New Leaf brand of premium ready to drink teas.  The LifeTime brand was acquired in March 2007 with the acquisition of Nutritional Specialties, Inc. and the New Leaf brand was acquired in September 2008 with the acquisition of Skae Beverage International, LLC.

On July 23, 2009, subject to shareholder approval, our Board of Directors unanimously approved entry into an asset purchase agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation (the “Asset Sale”) to sell substantially all the rights and assets of our subsidiary, Nutritional Specialties, Inc. including the LifeTime® and Baywood brands of products.  On July 24, 2009, we entered into an asset purchase agreement, and submitted to a vote for approval by our stockholders.  On August 6, 2009, a majority of our stockholders approved the Asset Sale.  The Asset Sale closed on October 9, 2009.

Pursuant to the Asset Sale, we sold substantially all of the rights and assets of our subsidiary, Nutritional Specialties, Inc., including but not limited to our accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages.  In addition, pursuant to the close of the Asset Sale, certain assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604.  If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis.  At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807.  Included in this purchase price is a $250,000 hold-back, of which the proceeds are being held by Nutra, Inc.  No later than six months after the closing date, or April 9, 2010, if Nutra, Inc. determines that there is a material difference between the actual net asset value and the net asset value at closing, it may prepare a written statement setting forth the calculation of the actual net asset value and that amount may be deducted from the hold-back.  We believe most or all of these funds will be received.  The holdback of $250,000 is included in escrow deposit on sale of discontinued operations as of December 31, 2009 in the consolidated balance sheet.

Following the October 9, 2009 closing of the Asset Sale, we no longer develop, market or distribute nutraceutical products.  We now focus on functional ready-to-drink beverages, including ready-to-drink teas and other functional drinks.  Effective October 16, 2009, we changed our name to New Leaf Brands, Inc., to reflect the change in our strategic direction with the sale of our nutraceutical businesses on October 9, 2009.  The name change was effective in the market at the open of business October 19, 2009, at which time our ticker symbol changed from BAYW.OB to NLEF.OB.

Following the closing of the Asset Sale, our Chief Executive Officer, Eric Skae, agreed to continue in his role.  We plan to continue to rely on Mr. Skae’s 15 years of experience and expertise in the beverage industry.  In order to take advantage of synergies, improve coordination and increase efficiencies, we intend to consolidate our Arizona-based corporate office and our New York offices and operations into one location.  We have selected Old Tappan, New Jersey as our new corporate headquarters.  Consolidation began in the first quarter of 2010 and is expected to be completed during the second quarter of 2010.  As of the date of this report, our principal executive offices are located at 9380 E. Bahia Dr., Suite A-201, Scottsdale, Arizona 85260.  Our telephone number is (480) 951-3956 and our web address is www.newleafbrands.com.  We do not intend for information on our web sites to be incorporated into this 10-K.

INDUSTRY AND BUSINESS STRATEGY

Our beverages are classified as ready-to-drink teas.  We believe that our products are well-positioned to continue our growth to date and we have a competitive edge in ingredients, flavor and packaging.

Our business plan is to build a competitive beverage company around our New Leaf brand of ready-to-drink teas and other new functional beverages.  As of March 26, 2010, we sell New Leaf beverages in 35 states, through approximately 100 distributors in over 8,000 outlets.  We plan to expand our business by making inroads into larger mainstream grocery, convenience drug stores and other larger accounts.

In addition to our line of ready-to-drink teas, we intend to develop a new line of lemonade ready-to-drink beverages and other juices.  These products are considered part of a new category of beverages called New Age Beverages that we believe is gaining popularity with consumers.  We believe that the new lemonade and juice beverages that we plan to develop can be sold into our existing channels and also to the independent grocery stores and restaurant “street” channels, such as bagel stores, delis, pizzerias, cafes, independent convenience stores, and college book stores.  We also plan to target food, drug and mass accounts including grocery stores, drug stores and club stores.

Our ability to develop new products is limited by our access to capital.  We intend to continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital to grow our Company.  We can provide no assurance that we will be able to raise sufficient capital under appropriate terms to complete our strategic objectives.

OUR PRODUCTS

New Leaf is a natural iced-tea beverage that is sweetened with organic cane sugar and specifically formulated to address what we believe is an unmet consumer demand in the very competitive, but rapidly growing, ready-to-drink tea market.  The organic cane sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than high fructose corn syrup competitors.  New Leaf is available in 12 varieties that are all-natural and organically-sweetened, and 2 diet varieties.  Varieties include white, black, green and blue teas.  New Leaf products include:

Blue Teas • Diet Blue Tea with Lemon • Diet Blue Tea with Peach • Blue Tea with Lemon • Blue Tea with Peach • Blue Tea with Raspberry	White Tea • White Tea with Ginseng & Honey • White Tea with Honey Dew Melon • White Tea with Strawberry • White Tea with Tangerine
Green Teas • Green Tea with Plum • Green Tea with Ginseng • Green Tea with Mango	Black Tea • Black Tea with Mint & Lime • Sweet Tea

Our products are sold in a proprietary 16.9 ounce glass bottle that is designed specifically for our New Leaf brand.  The bottles are labeled with vibrant colors and the New Leaf logo, which we believe appeals to and is recognizable by consumers.  New Leaf products emphasize wellness and innovation.  Our non-diet varieties of New Leaf Tea have 70-80 calories per 8 ounce serving and are sweetened with organic cane sugar, instead of high-fructose corn syrup.

We also distinguish the New Leaf brand by creating unique flavors.  For example, New Leaf introduced blue tea, also known as Oolong tea, to mainstream consumers.  Oolong tea is sometimes referred to as “blue tea” because its dried leaves have a bluish hue.  We believe that unique flavors will continue to attract the attention of consumers.

MANUFACTURING AND QUALITY CONTROL

We use third-parties to manufacture and package our products according to the formulae and packaging guidelines dictated by us.  We arrange for the majority of the product ingredients to be delivered to a co-packer who is responsible for mixing the tea according to our specifications.  In some cases, the co-packer may provide certain ingredients, although we supervise production and sample the products to maintain quality and potency.  The co-packer packages the product in bottles and caps provided by us.  We currently use Castle Beverage as a co-packer, however, we believe that switching to another co-packer would cause little or no disruption to our business at any time.

The finished product is stored at the co-packer’s warehouse.  When a distributor places an order, we use contracted trucks to deliver the final product to the distributor and the distributor is responsible for delivering the product to retail locations.  Certain distributors also pick up our products at the warehouse.  Although we use contracted trucks, the cost of fuel is passed on to us and therefore an increase in fuel prices will likely cause an increase in our delivery costs.

We may use additional co-packers if we expand our market reach.  As we move into new markets, the use of regional co-packers may offset increases in fuel prices, by reducing the distance product travels to reach a distributor, and result in faster deliveries.  Additionally, using multiple co-packers reduces risk of interruption in the manufacturing process due to one co-packer’s failure to manufacturer the product.

The ingredients of New Leaf Tea are generally considered commodity items and, as such, are readily available from multiple sources at comparable prices.  Additionally, the suppliers of the caps and labels for our packaging can be obtained from multiple sources at similar prices with little or no lead time.

The price of our glass bottles may fluctuate over time.  Market prices for glass fluctuate and an increase in energy costs will likely increase the price of glass.  Our price per bottle, however, generally decreases as the total number of bottles ordered increases.  Although we expect our price per bottle to decrease as our orders increase, it is possible these volume discounts could be offset by higher prices of glass overall.

We use paper packaging to store our products.  The cost of the paper packaging could also fluctuate, however, this fluctuation would not represent a large enough percentage of our overall cost of product to have a significant impact on our bottom line.

MARKETING AND BRANDING

We market our products to distributors using a number of marketing strategies, including direct solicitation, trade advertising and trade show exhibition.  These distributors include natural food, gourmet food, and mainstream distributors.  We also maintain a website at www.newleafbrands.com, however, the information appearing on this site should not be incorporated into this document.  We work with graphic designers to create marketing materials for placement near our product at retail sites.  These materials include banners, signs, barrels and static clings that create interest in our products and excitement around our brand.  We believe that our labeling, marketing and promotional materials are important elements to creating and increasing distributor, retailer and consumer awareness of our brands and products.

Our primary sales and marketing strategy is to use internal dedicated sales staff.  As of December 31, 2009, we had 21 employees in this capacity.

CUSTOMERS

Our customers are material to our success.  If we are unable to maintain good relationships with our existing customers, our business could be adversely affected.  Unilateral decisions could be taken by our distributors, retailers and other customers to discontinue carrying all or any of our products that they are carrying at any time, which could cause our revenues to decline.

Manhattan Beer is one of our larger distributors and accounted for approximately 19% of our sales of New Leaf for the year ended December 31, 2009.  While we believe we have a good relationship with Manhattan Beer,  Manhattan Beer is not obligated to purchase any of our products and could terminate the relationship on short notice.  Our other distributors similarly do not have purchase or contractual obligations to us.

RESEARCH AND DEVELOPMENT

We believe that we can sustain our growth in the ready-to-drink tea category by adding new products, brands and brand extensions.  An integral part of our strategy is to develop and introduce innovative products and packaging.  The development time from inception of the concept through product development and testing to the manufacture and sale of the finished product is several months, however, not all of our new ideas survive consumer research.  Our current research and development of New Leaf and other future beverage products is limited by our capital resources.

COMPETITION

The ready-to-drink tea market is highly competitive and is currently dominated by well-known soft drink companies such as Coca-Cola, Pepsi and Dr. Pepper/Snapple Group.  Many of our competitors are substantially larger and more experienced and have longer operating histories and materially greater financial and other resources than we do.  As a result, we may not be able to successfully compete with these larger competitors in the marketplace.

Our principal competition in the “street” channel comes from a limited number of large, nationally known manufacturers and many smaller manufacturers of non-alcoholic beverages.  Since we do not yet widely market our products into mass-market distribution channels, we face limited direct competition from broad line manufacturers and major private label manufacturers and similar companies.  We also do face indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of a ready-to-drink tea in the “street” distribution channels based on price and availability.  In addition, we compete with several large beverage brands, including Arizona, Snapple, Lipton Brisk, Sobe, Vitamin Water, Fuze, Nestea, Tazo, Honest Tea and Sweet Leaf Tea.

We believe that our brands compete favorably with other ready-to-drink tea products because of the quality of our products, our emphasis on wellness and innovation and our ability to timely introduce new products that are exciting to consumers.   We have developed flavors such as tangerine, honeydew melon and strawberry that we believe are differentiated from flavors offered by our competitors.   In addition, we focus on distinguishing our products from competitors by offering more unique combinations of packaging, taste and ingredients.

INTELLECTUAL PROPERTY RIGHTS

We own or have filed the following trademarks with the U.S. Patent and Trademark Office:

-	"New Leaf" (word mark): Filing date on August 20, 2003 and registration date of January 4, 2005 under Registration Number 2916219;
-	“New Leaf” (design mark): Filing date on September 28, 2007 and registration date of December 2, 2008 under Registration Number 3539503;
-	“The Official Beverage of Taste” (word mark): Filing date of November 10, 2009 and estimated registration date by December 2010.

In addition, we consider our finished products and formulas, which are not the subject of any patents, to be trade secrets.  We have not sought any patents on our brewing processes because we would be required to disclose our product formulae in patent applications.  We consider our trademarks and trade secrets to be of substantial value and importance to our business.

GOVERNMENT REGULATION

The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act of 1994, the Occupational Safety and Health Act, various environmental statutes and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers.  The precise requirements imposed by these measures vary.  Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.  Any such legislative or regulatory changes may have a negative impact on New Leaf’s sales, operating costs and gross margins.

Our facilities in the United States are subject to federal, state and local environmental laws and regulations.  Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect upon our capital expenditures, net income or competitive position.

We are not aware of any incidences or circumstances where we are out of compliance with any governmental regulations.

EMPLOYEES

As of December 31, 2009, we had 32 full-time employees.  Twenty-one employees are in sales/marketing  and eight employees perform administrative functions.  None of our employees are represented by a collective bargaining arrangement and we believe our relations with employees are good.

ITEM 1A – RISK FACTORS

An investment in our securities involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this annual report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our Company.  You should invest in our Company only if you can afford to lose your entire investment.

RISK RELATED TO OUR BUSINESS

Our Independent Auditors have expressed doubt about our ability to continue as a going concern and, if we do not continue as a going concern, you may lose your entire investment.

In their report dated March 31, 2010, our independent registered public accounting firm, Mayer Hoffman McCann P.C., stated that our consolidated financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of a loss of $10,930,180 for the year ended December 31, 2009 and a loss of $4,229,745 for the year ended December 31, 2008.  We expect to continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and operating cash flows.  Our ability to generate profits depends on the success of our brands, of which there can be no assurance.  We believe that the going concern qualification in the Independent Auditors’ report is designed to emphasize the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have had a history of losses and if we cannot consistently generate positive cash flows or raise sufficient capital then we will not realize our growth potential and our business could suffer financially.

Our net loss in 2009 was $10,930,180 and in 2008 was $4,229,745.  We are attempting to grow our brands while maintaining costs.  However, we expect to require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.  In order to finance our growth, we will need to raise capital to fund our inventory needs and implement more aggressive sales, marketing and advertising programs.  However, if we are not successful in raising additional capital, we may not meet our projections for growth and our sales could be adversely affected due to delays in shipments and loss of customers.

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

We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.

Our success depends, in large part, on our ability to protect our current and future brands and products and to defend our intellectual property rights.  We cannot be sure that trademarks will be issued with respect to any future trademark applications or that our competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us.  Litigation related to the protection of intellectual property rights could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend ourselves against claims.  We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we do, may be able to replicate our processes, brands, flavors, or unique market segment products in a manner that could circumvent our protective safeguards.  Therefore, we cannot give you any assurance that our confidential business information will remain proprietary.

We depend on third-party suppliers and manufacturers.  Any disruption or extended delay in product supply from any of our third-party suppliers could have a significant adverse impact on our operations.

There are numerous companies that produce or supply the types of products we distribute.  We do not manufacture any of our products and depend entirely on third-party manufacturers and suppliers.  Typically, we do not have supply agreements, but submit purchase orders for our products.  We use third-parties to manufacture and package our New Leaf Tea beverages according to the formulae and packaging guidelines dictated by us.  A disruption could occur at any of our suppliers for many reasons, including fire, natural disasters, weather, manufacturing problems, transportation interruption or government regulation.  Although we believe that a number of alternative manufacturers are available and that we could replace our main suppliers with alternative sources at comparable prices and terms, any disruption or extended delay in our product supply from any of our third-party suppliers could have a significant adverse impact on our operations.  In addition, the time needed to replace any of our main suppliers could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

Our business is sensitive to public perception.  If any of our products prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our brands and our image in the marketplace would be negatively impacted.

Our beverage business could be adversely affected if any of our products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products.  Our teas may contain certain nutritional ingredients such as vitamins, herbs and other ingredients that we regard as safe when taken as directed by us and that various scientific studies and literature have suggested may offer health benefits.  While we conduct quality control testing on the ingredients in our products, we depend on consumers' perception of the overall integrity of the tea and beverage business.  The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry.  If our products suffer from this negative consumer perception, it is likely our sales will slow and we will have difficulty generating revenues.

Our products may not meet health and safety standards or could become contaminated, causing product recalls that may adversely affect our brand image.

We have adopted various quality, environmental, health and safety standards.  However, our products may still not meet these standards or could otherwise become contaminated.  A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims.  Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls.  Any of these failures or occurrences could negatively affect our business and financial performance.

If we cannot maintain adequate inventory, our revenues will likely decrease and our operating results will be adversely affected.

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

We are at risk for product liability claims and if we do not maintain adequate insurance to protect us against such claims, a material lawsuit could cause our business to fail.

We are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability.  We are not aware of any claims pending against us or our products that we believe would adversely affect our business.  While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future.  We maintain product liability insurance for our products through third-party providers.  We believe our insurance coverage is adequate; however, we may not be able to retain our existing coverage or this coverage may not be cost-justified or sufficient to satisfy any future claims.  If we are unable to secure the necessary insurance coverage at affordable costs, then our exposure to liability will greatly increase and it will be difficult to market and sell our products since customers rely on this insurance to distribute our products.  In addition to carrying our own coverage, we also require our manufacturers to carry product liability insurance.  If we are sued, we may not have sufficient resources to defend against the suit or to pay damages.  A material lawsuit could negatively impact our business by increasing our expenses and negatively impacting our available capital which, in turn, could cause our business to fail.

If we do not develop and introduce new products that appeal to consumers, our revenues may not be sufficient to cover our expenses and our business could fail.

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

We have a material amount of outstanding debt that may hinder our ability to sustain or grow our business.

As of March 26, 2010, we have $2,771,307 in outstanding debt.   This debt could have important consequences to us and our investors, including:

•	requiring a substantial portion of our cash flow from operations to make interest payments on this debt;
•	making it more difficult to satisfy debt service and other obligations;
•	increasing our vulnerability to general adverse economic and industry conditions;
•	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
•	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt as we are; and
•	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.

To the extent we become more leveraged, the risks described above would increase.  In addition, our actual cash requirements in the future may be greater than expected.  Our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt.

We have outstanding indebtedness that may have to be renegotiated or refinanced.

As of December 31, 2009, we are in default to certain former owners of Nutritional Specialties, Inc, on an obligation of $1,035,420, all of which is now reflected as currently due.  In the coming months, Management believes it can remedy these defaults through renegotiation, waivers, pay-down of indebtedness and/or issuance of equity capital.  However, there can be no assurances that we will be able to complete any new financings or reach agreement with these parties.  One of the former owners of Nutritional Specialties, Inc. has demanded payment of the obligation.  If we are unable to repay the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

We may face significant competition for our ready-to-drink tea products which could adversely affect our revenues, results of operations and financial condition.

The ready-to-drink tea segment of the commercial beverages industry is highly competitive.  Our New Leaf Tea products will compete with well-known products such as Arizona, Snapple, Lipton Brisk, Sobe, Vitamin Water, Fuze, Nestea, Tazo, Honest Tea and Sweet Leaf Tea, some of which are produced and/or owned by major international beverage companies such as Coca-Cola, Pepsi and Dr. Pepper/Snapple Group.  These companies are substantially larger and more experienced than we are.  In addition, they have longer operating histories and have materially greater financial and other resources than we do.  Our ability to gain or maintain share of sales or gross margins in the global market or in various local markets may be limited as a result of actions by our competitors.  If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues.  Additionally, competition may drive down the prices of our products, which could adversely affect our revenues and our profitability, if any.

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

Our revenues and operating results may fluctuate unexpectedly from quarter to quarter, which may cause a shareholder’s investment in our common stock to decline in value.

Our revenues and operating results may fluctuate significantly in the future due to various factors including, but not limited to, changes in sales, inventory expenses, operating expenses, market acceptance of our products, or regulatory changes that may affect the marketability of our products and buying cycles of our customers.  As a result of these and other factors, we believe that period-to-period comparisons of our operating results may not be meaningful in the short term and that you should not rely upon our performance in a particular period as indicative of our performance in any future period.

Price fluctuations in, and unavailability of, raw materials that we use could adversely affect our business operations.

We do not enter into hedging arrangements for raw materials.  Prices of certain raw materials have fluctuated in recent years which have affected our cost of goods.  To mitigate the impacts of these price fluctuations on our cost of goods, we actively source the production of raw materials and finished goods through different suppliers to stabilize our costs.  If these suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases.  Changing suppliers can require long lead times.  The failure of our suppliers to meet our needs could occur for many reasons, including fires, natural disasters, weather, manufacturing problems, disease, strikes, transportation interruption, government regulation, political instability and terrorism.  In addition, we pass some of these costs onto our customers through intermittent price increases.  If we are not able to continue to effectively negotiate competitive costs with various suppliers or pass along certain price increases to our customers, our margins and operations will be adversely affected.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies.  If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial condition and results of operations.  Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely.  Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Failure to retain our executive officers and to attract other key personnel could materially affect our ability to compete in the ready-to-drink tea segment.

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

RISKS RELATED TO OUR SECURITIES

The price of our common stock may be volatile, and a shareholders’ investment in our common stock could decline in value or become worthless.

During the years ended December 31, 2009, 2008, 2007, 2006 and 2005, the trading price of our common stock has ranged from $0.29 to $2.60, adjusted for stock splits.  The volatility in our stock price could be caused by a variety of factors, many of which are beyond our control.  These factors include, but are not limited to, the following:

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

As of December 31, 2009, members of our Board of Directors and our management team beneficially own approximately 34% of our common stock.  As a result, our Board and management collectively and effectively control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time.  Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third party to acquire our Company without the consent of the insiders.  This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our other stockholders.

Future classes of preferred stock may be issued with greater rights than our common stock.

As of December 31, 2009, we had no preferred stock outstanding.  Our Board is authorized to issue classes or series of shares of our preferred stock without any action on the part of our stockholders, subject to the limitations of the preferred stock already outstanding.  Our Board also has the power, without stockholder approval, to set the terms of any such classes or series of shares of our preferred stock that may be issued, including voting rights, dividend rights, conversion features and preferences over shares of our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms.  If we issue shares of our preferred stock in the future that have preference over shares of our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue shares of our preferred stock with voting rights that dilute the voting power of shares of our common stock, the rights of our stockholders or the market price of shares of our common stock, and as a result our preferred stock and warrants, could be adversely affected.

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

ITEM 2 - PROPERTIES

Our principal executive office is located at 9380 E. Bahia Drive, Suite A-201, Scottsdale, Arizona 85260.  We lease approximately 4,500 square feet of office space under an operating lease that expires on September 30, 2013.  We have an option to terminate the lease at September 30, 2010 and we have notified the landlord of our intention to terminate the lease.    Rent expense under this lease was $53,670 and $54,360 for the years ended December 31 2009 and 2008, respectively.  The future minimum lease obligation for the remaining term of the lease after December 31 2009 is $40,500.  We intend to close the Arizona-based corporate office and relocate its functions to our office in New Jersey.

Nutritional Specialties’ principal office and warehouse was located at 1967 North Glassell Street, Orange, California 92865.  Nutritional Specialties leased approximately 10,381 square feet of office and warehouse space. In conjunction with the closing of the Asset Sale, effective October 9, 2009, Nutritional Specialties, Inc. entered into a lease assignment for their existing facility. Nutritional Specialties, Inc. assigned the lease to Nutra, Inc., a subsidiary of Nutraceutical Corporation, a Delaware corporation. The lease is comprised of an original lease dated May 13, 2005; an Assignment and Assumption Agreement dated March 30, 2007; an Assignment and Assumption Agreement dated May 24, 2007; and the First Amendment to the Lease dated June 5, 2008.  Pursuant to the assignment of the lease, Nutritional Specialties, Inc. remains fully, directly and primarily liable to the landlord for the performance of all of the provisions of the lease by Nutra, Inc., as assignee.  Rent expense under this lease was $91,394 and $76,586 for the year ended December 31, 2009 and 2008 which was reduced by a sublease rent of $21,801 from the acquirer Nutra, Inc.

The principle office for our ready-to-drink beverage business is located at 60 Dutch Hill Road #9, Orangeburg, NY 10962.  We lease approximately 1,500 square feet of office space under a month-to-month lease.  Rent expense under this lease for the year ended December 31, 2009 was $19,569 and for the period since acquisition to December 31 2008 was $6,902.

On March 8, 2010 we entered a lease agreement on 2,690 square feet of space at One DeWolfe Road, Old Tappan, New Jersey for a three year term commencing April 15, 2010.  The minimum lease obligation for the three year term of the lease commencing April 15, 2010 is $145,260. We are in the process of closing our Arizona and New York facilities and relocating these activities to the New Jersey facility. We believe the New Jersey facility will be adequate for our immediate needs however we may need additional space to accommodate our business growth.

ITEM 3 - LEGAL PROCEEDINGS

We may from time to time be a party to lawsuits incidental to our business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  In February 2009, we reached a settlement with Farmatek to pay Farmatek an aggregate of $250,000 over the following twelve months.  We paid $200,000 during 2009 and have accrued the remaining $50,000 in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2009.

On January 29, 2009, we were notified that we were named as a defendant, along with 54 other defendants, in a class action lawsuit under California Proposition 65 for allegedly failing to disclose the amount of lead in one of our products.  Although the product in question was sold as part of our Asset Sale to Nutra, Inc. we remain as a named defendant in the case.  We believe this case is without merit and we plan to defend it vigorously.  We believe this suit will not have a material adverse effect on our results of operations, cash flows or financial condition.

On December 7, 2009, we received a demand notice for payment for $822,920 from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, we offered to settle any claims against us in this matter for cash and restricted common stock.  Our offer lapsed before it was accepted.  We intend to continue to attempt to negotiate a settlement for this debt.  We have accrued for this payment of $822,920 as of December 31, 2009 as a short term notes payable.  We do not believe this matter will have a material effect on our results of operations, cash flows or financial conditions.

On March 12, 2010, we were notified that we were named as a defendant in lawsuit in the United States District Court, Eastern District of Texas,  brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier.  Vitro Packaging alleges we owed unpaid accounts receivable and is seeking payment of approximately $345,000.  We have included this claim in our liabilities however our counter claim has not be reflected as an asset.  We believe this case is without merit and we plan to defend it vigorously.  We believe this suit will not have a material adverse effect on our results of operations, cash flows or financial condition.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

PART  II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol NLEF.  Prior to October 19, 2009, our ticker symbol was BAYW.  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCBB securities are traded by a community of market makers that enter quotes and trade reports.

The following table sets forth the quarterly high and low bid prices per share of our common stock as reported by Bloomberg.  The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.  The trading volume of our securities fluctuates and may be limited during certain periods.  As a result of these volume fluctuations, the liquidity of any investment in our securities may be adversely affected.

Year Ended December 31, 2009	High	Low

March 31, 2009	$0.88	$0.26
June 30, 2009	$0.53	$0.25
September 30, 2009	$0.83	$0.37
December 31, 2009	$0.80	$0.50

Year Ended December 31, 2008	High	Low

March 31, 2008	$0.90	$0.51
June 30, 2008	$1.35	$0.70
September 30, 2008	$1.15	$0.30
December 31, 2008	$0.90	$0.51

Holders of Record

We had approximately 391 holders of record of our common stock as of December 31, 2009.

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

As of December 31, 2008, we had four classes of our preferred stock outstanding.  Two of these classes, Series H and Series I, each accrued an 8% per annum cumulative dividend, and Series J accrued a 6% per annum cumulative dividend.  The aggregate annual dividend payment obligation in connection with each of our Series H, Series I, and Series J preferred stock was $1,885, $428,000 and $12,000, respectively. On October 20, 2009, we converted our Series A, Series I and Series J Preferred Stock into shares of our common stock, with an effective date of August 31, 2009. A total of 35,000 shares of Series A Preferred Stock were converted into 1,750 shares of common stock. A total of 535,000 shares of Series I Preferred Stock, plus unpaid divideds of $557,041, were converted into 19,690,172 shares of common stock. A total of 20,000 shares of Series J Preferred Stock, plus unpaid dividends of $8,000, were converted into 693,336 shares of common stock.

During the three months ended March 31, 2009, a preferred shareholder converted 23,588 Series H preferred shares into 58,895 common shares as payment of the Series H dividend and conversion of their Series H preferred shares.

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated by reference to Item 12 of this annual report.

Recent Sales of Unregistered Securities

On November 4, 2008, we commenced a private placement of Units referred to as the Series J preferred stock.  Each $50,000 Unit consisted of 5,000 shares of Series J 6% Redeemable Convertible Preferred Stock and a Warrant to purchase up to 14,368 shares of common stock at a price per share of $0.87 which expire through December 2013. We paid Northeast Securities, Inc., the placement agent for the sales of the Units, a fee of 8% of the gross proceeds.  At the time of these transactions, O. Lee Tawes, our director, was Executive Vice President and Head of Investment Banking and a Director at Northeast Securities, Inc.  and David Tsiang, our director, was the Managing Director of Investment Banking at Northeast Securities, Inc.   Our director, Scott Ricketts, purchased two of the Units on January 11, 2009.

On March 6, 2009, we sold one unit for $100,000 to an accredited investor.  The unit consisted of (i) a $100,000 principal amount of a 12% Subordinated Note and (ii) warrants to purchase 100,000 shares of our common stock at a price per share of $0.85 which expire February 2014.  The 12% Subordinated Note matured on the earlier of (i) September 30, 2009; or (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement or upon a change of control. This note was converted into Common Stock on August 31, 2009.

As of March 6, 2009, we sold 3.25 units to accredited investors for gross proceeds of $325,000, referred to as the February 2009 Bridge Financing B.  Each unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) warrants to purchase 300,000 shares of our common stock at a price per share of $0.85 which expire February 2014.  The 3% Subordinated Notes matured on the earlier of (i) September 30, 2009, (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, or a change of control. These notes were converted into Common Stock on August 31, 2009.

On March 20, 2009, we entered into a transaction with our Chief Executive Officer and Chairman of the Board, Eric Skae, whereby we issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a Warrant to purchase 100,000 shares of our common stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant. The Note was due on April 12, 2009, unless due earlier in accordance with its terms. Interest accrued on the Note at a rate of 18% per year.   Upon an event of default, the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owed under the Note shall, at the holder’s election, become immediately due and payable in cash.  Commencing five days after the event of default, the interest rate shall accrue at a rate of 22% per year, or such lower maximum amount of interest permitted to be charged under applicable law.  Between March 30, 2009 and October 12, 2009, we made payments to Mr. Skae on outstanding debt, including $325,000 due on the 18% Note. Pursuant to an agreement between Mr. Skae and our Company, we agreed to convert accrued interest of $24,119 into 96,476 shares of our common stock, thereby satisfying this obligation in full.  On November 13, 2009,we issued the 96,476 shares to Mr. Skae.

On March 26, 2009, Mr. Tawes, a member of our Board of Directors, provided financing to our Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note; and (ii) warrants to purchase 175,000 shares of our common stock at a price per share of $0.85, which expire March 26, 2014.  The 12% Note was due September 26, 2009. In October 2009, we agreed to convert the remaining balance of this Note plus accrued interest, through an agreed upon effective date of August 31, 2009, into 476,704 shares of our common stock at a conversion rate of $0.25 per share.

On May 1, 2009, we sold 4.5 units to accredited investors for gross proceeds of $450,000, referred to as the April 2009 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes; and (ii) Warrants to purchase 300,000 shares of our common stock at an exercise price of $0.40 per share, which expire on April 2014.  The 3% Notes matured on the earlier of (i) September 30, 2009; or (ii) upon our consummation of a business combination or sale of our assets or other change of control.   Effective August 31, 2009, a holder of $83,330 principal amount of a 3% Subordinated Notes agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 336,960 shares of our common stock at a conversion rate of $0.25 per share. In October 2009, a holder of $87,495 principal amount of a 3% Subordinated Note agreed to convert its debt and accrued interest, through an agreed upon effective date of August 31, 2009, into 351,460 shares of our common stock at a conversion rate of $0.25 per share.

 On October 14, 2009, we entered into an Agreement with O. Lee Tawes, a member of our Board of Directors, whereby Mr. Tawes agreed to convert all of his outstanding notes in the amount of $2,798,357, including accrued interest, warrants to purchase 1,369,792 shares of our common stock, and 51,667 shares of Class I Preferred Stock, into an aggregate of 12,952,190 shares of common stock. Mr. Tawes will also receive under the Agreement $200,000 in cash, a $150,000 8% unsecured note due in January 2010, and a warrant to purchase 350,000 shares of our common stock with an exercise price of $0.25 and an expiration date in October 2014.

On October 20, 2009, pursuant to the approval by our preferred stock holders and the Board of Directors, we filed Certificates of Amendment to the Certificates of Designation of our Class A Preferred Shares, our Series I 8% Cumulative Convertible Preferred Stock, and our Series J 6% Redeemable Convertible Preferred Stock (together, the “Amendments”).  The Amendments have the effect of causing the outstanding shares of our Series A, Series I and Series J Preferred Stock to be converted into shares of our common stock, with an effective date of August 31, 2009.  Pursuant to the Amendments, we converted 35,000 shares of Series A Preferred Stock into 1,750 shares of common stock, 535,000 shares of Series I Preferred Stock plus $557,041 in accrued dividends into 19,690,172 shares of common stock and 20,000 shares of Series J Preferred Stock plus $8,000 in accrued dividends into 693,336 shares of common stock.

On November 13, 2009, together with our wholly-owned subsidiary Baywood New Leaf Acquisition, Inc., we entered into a Settlement Agreement and General Release with Eric Skae, as an individual, and Skae Beverage International, LLC, a Delaware limited liability company, referred to as the Settlement Agreement.  At the time of the transaction, Mr. Skae was our Chief Executive Officer and Chairman of the Board.  Pursuant to the Settlement Agreement, Mr. Skae on his own behalf and on behalf of Skae Beverage International, LLC, as its sole control person, agreed to terminate existing debt obligations in exchange for the issuance of shares of our common stock.  Additionally, we reduced the exercise price of a total of 395,000 warrants held my Mr. Skae to $0.25 per share which Mr. Skae agreed to exercise immediately, some on a cashless basis and the remaining shares using a portion of the amount owed to Mr. Skae from outstanding debt obligations.  We anticipate issuing Mr. Skae 140,327 shares of common stock from the exercise of these warrants.  After reducing outstanding amounts owed to Mr. Skae by $37,357 for the exercise price of a portion of the warrants, we agreed to issue Mr. Skae an aggregate of 4,742,356 shares of our common stock in satisfaction and termination of the obligations underlying the $1,000,000 Note, the $100,000 Note, accrued and unpaid interest on these notes, and accrued and unpaid interest on the $200,000 Note and $325,000 Note, which on November 13, 2009, were deemed satisfied in full and terminated. The effect of these transactions are reflected in the financial statement as part of the balance sheet restructuring.

On November 24, 2009, we completed a private placement of 15 Units.  Each Unit consisted of $100,000 principal amount of 10% Senior Secured Notes and 24,000 shares of our common stock. The Units were sold to accredited investors in exchange for $100,000 per Unit. Our gross proceeds from the private placement were $1,500,000 and we agreed to issue an aggregate of $1,500,000 principal value of Notes and 360,000 shares of our common stock.   The Notes bear interest at a rate of 10% per year and are payable monthly beginning on December 21, 2009 and thereafter payable on the 19th of each month or, if the 19th is not a business day, payable on the next business day.  The Notes mature on May 24, 2010 or in the event of (i) the consummation by our Company of a merger, business combination, sale of all or substantially all of the Company’s assets or other change of control; or (ii) our Company securing a bank financing for working capital and when accomplished the funds will first be used to pay off the note holders fully. If the bank financing does not materialize or is insufficient to pay the Notes, future financings will first be used to pay off the notes or (iii) following the closing of any equity or debt financing (but excluding a Friends and Family Offering or Operational Finance) by our Company. In addition, a Friends and Family Offering (defined as a Company marketed best-efforts equity offering of up to $1,500,000 that closes by January 15, 2010) will not require a prepayment of the Notes and an Operational Finance (defined as any financing for normal daily operations) will not require a prepayment of the Notes.

As of December 31, 2009, we have agreed to convert an aggregate of $6,924,106 of notes and accrued interest from related parties into an aggregate of 27,696,450 shares of our common stock. Additionally, we have received $301,588 from warrant holders for the exercise of 1,206,354 warrants into our common stock at an exercise price of $0.25 per share.  Other warrant holders used a cashless exercise feature in their warrants to convert warrants to purchase 3,232,707 shares of our common stock into 1,847,169 shares of our common stock.

On February 22, 2010, we closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the private placement, we sold an aggregate of 1,988,889 shares of our common stock,  plus warrants to purchase 1,057,727 shares of our common stock at an exercise price of $0.55 per share, subject to adjustment.  Gross proceeds from the private placement were approximately $895,000.

On January 28, 2010, we agreed with certain vendors and converted their trade payable in the amount of $85,000 into 170,000 shares of our common stock.

On February 22, 2010, we agreed to issue for services rendered 3,000,000 shares of common stock, which consist of 2,000,000 shares on February 24, 2010 and the remaining 1,000,000 shares on May 22, 2010.

On February 24, 2010, we agreed with certain vendors to convert their trade payables in the amount of $83,781 into 206,043 shares of our common stock.

On February 24, 2010, we agreed to issue for services rendered a warrant for 150,000 shares of our common stock with a exercise price of $0.49 per share and an expiration date of March 2015.

With respect to the issuance of our securities as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities and the securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution and the transfer thereof was restricted by us.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop, market and distribute healthy and functional ready-to-drink teas under the New Leaf® brand.  We focus primarily on functional ready-to-drink beverages, which include ready-to-drink teas and other functional drinks.

Prior to October 9, 2009, we operated under the name of Baywood International, Inc. through the combination of a nutraceutical subsidiary named Nutritional Specialties, Inc., that promoted the LifeTime® and Baywood nutraceutical brands, and a premium ready-to-drink tea subsidiary that promoted the New Leaf brand.  The LifeTime brand was acquired in March 2007 with the acquisition of Nutritional Specialties, Inc. and the New Leaf brand was acquired in September 2008 with the acquisition of Skae Beverage International, LLC.

On July 23, 2009 and subject to shareholder approval, our Board of Directors unanimously approved entry into an asset purchase agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation (the “Asset Sale”) to sell substantially all the rights and assets our subsidiary, Nutritional Specialties, Inc. including the Lifetime ® and Baywood brands of products.  On July 24, 2009, we entered into an asset purchase agreement, and submitted to a vote for approval by our stockholders.  On August 6, 2009, a majority of our stockholders approved the Asset Sale.  The Asset Sale closed on October 9, 2009.

Pursuant to the Asset Sale, we sold substantially all of the rights and assets of our subsidiary, Nutritional Specialties, Inc., including but not limited to our accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages.  In addition, pursuant to the close of the Asset Sale, certain assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604.  If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis.  At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807.  Included in this purchase price is a $250,000 hold-back, of which the proceeds are being held by Nutra, Inc.  No later than six months after the closing date, or April 9, 2010, if Nutra, Inc. determines that there is a material difference between the actual net asset value and the net asset value at closing, it may prepare a written statement setting forth the calculation of the actual net asset value and that amount may be deducted from the hold-back.  We believe that all of these funds will be received.  This amount is reflected as escrow deposit on sale of discontinued operations as of December 31, 2009 in the accompanying consolidated balance sheet.

Following the October 9, 2009 closing of the Asset Sale, we no longer develop, market or distribute nutraceutical products.  We now focus primarily on functional ready-to-drink beverages, including ready-to-drink teas and other functional drinks.  Effective October 16, 2009, we changed our name from Baywood International, Inc. to New Leaf Brands, Inc., to reflect the change in our strategic direction.

Following the closing of the Asset Sale, our Chief Executive Officer, Eric Skae, agreed to continue in his role at our Company and we plan to continue to rely on Mr. Skae’s 15 years of experience and expertise in the beverage industry.  In order to take advantage of synergies, improve coordination and increase efficiencies, we intend to consolidate our Arizona-based corporate office operations and support functions and our New York operation into one location.  We have selected Old Tappan, New Jersey as our new corporate headquarters.  We intend to begin consolidation in the first quarter of 2010 and we expect it to be completed during the second quarter of 2010.  We intend to move all accounting, operations, corporate communications and marketing support functions to our new headquarters to streamline corporate operations.

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

Revenue Recognition, Sales Returns and Allowances

We recognize revenue when the product is shipped.  Sales returns are recorded as a reduction to sales when we agree with a customer that a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  Our customers are responsible for returning merchandise in resalable condition.  Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way.  All price tags and glue residue must be removed prior to return.  Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer.  This information is used by management to evaluate the need for additional sales returns allowance prior to the release of any financial information.  Our experience has been such that sales returns can be estimated accurately based on feedback within 30 days of customer receipt.

Reserves

The following table summarized the activity in the reserves for allowance for doubtful accounts for the years ended December 31:

Period	Balance beginning of the year	Charges to cost and expenses	Deductions	Balance end of the year
December 31, 2009	$256,323	$57,364	$223,687	$90,000
December 31, 2008	$2,166	$274,485	$20,328	$256,323

Inventories

Inventories consist primarily of raw material and finished product and are recorded at the lower of cost or market on an average cost basis. Raw material includes: material, packaging and labeling materials. We do not process raw materials, but rather have third-party suppliers formulate, encapsulate and package finished goods.

We analyze inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable. Our estimate of a fair market value is inherently subjective and actual results could vary from our estimate, thereby requiring future adjustments to inventories and results of operations.

	December 31 2009	December 31, 2008
Raw material	$91,352	$289,948
Finished goods	394,537	927,202
	$485,889	$1,217,150

Goodwill and other intangibles

Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of certain net assets from Nutritional Specialties, Inc. and the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC.  The terms for  the acquisition of Skae Beverage International Inc. included an earn-out.  During 2009, the amount of the earn-out was $260,000 and was added to the Brand Value – New Leaf Tea, as the original valuation indicated the brand value exceeded the purchase price. Goodwill and intangible assets consisted of the following at December 31, 2009 and December 31, 2008.

	Goodwill- Nutritional Specialties, Inc.	Brand Value – Nutritional Specialties, Inc.	Brand Value – New Leaf Tea	Customer list- Nutritional Specialties, Inc.	Total
Asset value at December 31, 2008	$8,917,068	$303,400	$4,500,824	$322,600	$14,043,892
Accumulated amortization as of December 31, 2008	$-	$53,092	$112,500	$112,913	$278,505
Net asset value at December 31, 2008	$8,917,068	$250,308	$4,388,324	$209,687	$13,765,387

Asset value at December 31, 2009	$-	$-	$4,760,824	$-	$4,760,824
Accumulated amortization as of December 31, 2009	$-	$-	$562,500	$-	$562,500
Net asset value at December 31, 2009	$-	$-	$4,198,324	$-	$4,198,324

We evaluate goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of  Goodwill and Other Topic of the Codification (ASC Topic 350-10), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. On October 9, 2009, we completed the sale of the Lifetime and Baywood brands of products.

The brand value (including Trademarks and Trade Names) of continuing operations are being amortized over a ten year period.  Amortization expense for the years ended December 31, was $450,000 for 2009 and $ 112,500 for 2008.  The aggregate amortization expense for the future years is as follows:
Year	Amortization

2010	$482,500
2011	482,500
2012	482,500
2013	482,500
2014	482,500
Thereafter	1,785,824
Total	$4,198,324

Derivatives

As part of certain note and warrant agreements, we provided holders with the option to convert the note or exercise the warrant into our common stock at a specified strike price. In order to prevent dilution, if the new strike price is lower than the original strike price on the day of conversion or exercise, the strike price will be lowered to the new conversion or exercise price.  Under the Derivatives and Hedging Topic of the Codification, ASC Topic 815-40, we determined that these types of down round protection terms are considered derivatives.

We originally estimated the fair value of these warrants using a Black-Scholes-Merton valuation model. The same valuation model approach is applied to the market price of our common stock at January 1, 2009 and December 31, 2009 to determine the amount of the derivative relative to the down round protection. The fair value of these derivatives at January 1, 2009 was $4,000 and at December 31, 2009 was $110,000. The change in this derivative value of $106,000 was included in the consolidated statement of operations as a change in fair value of derivative payable for the year ended December 31, 2009. We consider these derivative instruments as used for the purpose of securing financing.

In August 2009, pursuant to agreements between us and individual warrant holders, we offered the warrant holders the opportunity to exercise their warrants at an exercise price of $0.25 per share or to exercise their remaining warrants on a cashless basis into common shares.

Additionally, pursuant to agreements between us and individual note holders, we offered the note holders a lower conversion price of certain outstanding notes and accrued interest to $0.25, with an effective date of August 31, 2009. We completed the conversion of the notes into common stock for those investors who agreed to exercise this conversion right utilizing the reduced conversion price.

Certain notes issued by us were convertible at the option of the holder. These notes were fully paid or converted to common stock in the fourth quarter of 2009. The fair value of these derivatives at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adopting ASC Topic 815-40. The change in fair value of the derivatives to zero as of December 31, 2009 was included in financing cost for the year then ended. We consider these derivative instruments as used for the purpose of securing financing.

We have a note agreement with a related party that specifies that if we are in default, we must pay the holder additional compensation.  The fair value of this derivative at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adoption ASC Topic 815-40. The fair value at December 31, 2009 was zero. The change in this derivative value of $2,000 was included in financing cost for the year then ended. We consider this derivative instrument as used for the purpose of securing financing.

Stock-Based Compensation

Under the Compensation Topic of the Codification, of ASC Topic 718-10, we are required to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.

We granted stock options and issued restricted stock in the years ended December 31, 2009 and 2008.  Accordingly, compensation cost has been recognized for the stock options and restricted stock granted to employees and vendors in the years ended December 31, 2009 and 2008 of $468,993 and $345,581 respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

	2009	2008
Dividend yield	-	-
Volatility	105% to 115%	103% to 115%
Risk free interest rate	0.32% to 3.04%	1.94% to 3.62%
Estimated option life	3.5 – 7 Years	5 – 7 Years
Forfeiture rate	8%	8%

The volatility assumption for options and the liquidity discount on restricted stock is based on management’s estimate reflecting the thinly traded nature of our OTC securities and the high relative ownership of management and directors.  For 2009, our estimate is based on the monthly changes in stock price.  The estimated option life assumption approximates the “safe harbor” method described in SAB 107 which considers the weighted average vesting period and the contractual term.  The forfeiture rate assumption uses our past experience of option participants exercising options granted as we believe this reflects an accurate estimate of future activity.

Warrants issued on debt and beneficial conversion

We estimate the fair value of each warrant grant on the date of grant using the Black-Scholes option-pricing model.  The warrant estimates are based on the following assumptions for the years ended December 31:

	2009	2008
Dividend yield	-	-
Volatility	103% to 106%	99% to 115%
Risk free interest rate	1.97% to 2.9%	2.6% to 3.0%
Term	5 years	5 years

We account for the beneficial conversion feature of debt and preferred stock under the Debt Topic of the Codification, or ASC Topic 470-20, using intrinsic value method measure at the date of the note.

Income Taxes

We account for income taxes using the asset and liability method under the Income Taxes Topic of the Codification, or ASC Topic 740-10.  Deferred taxes arise from temporary differences between accounting methods for tax and financial statement purposes.  We establish a valuation allowance for the uncertainty related to our ability to generate sufficient future taxable income to utilize the net operating loss carryforwards and other deferred items.  At December 31, 2009, federal net operating loss carryforwards were approximately $22,700,000, and state net operating loss carryforwards were approximately $17,000,000.  We have not used any of the net operating loss carryforwards.

Recently Issued Accounting Standards

On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board, or FASB, to the authoritative hierarchy of Generally Accepted Accounting Principles, or GAAP. These changes establish the FASB Accounting Standards Codification, or Codification, as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

In June 2008, the FASB ratified the Emerging Issues Task Force, or EITF, Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock, or EITF No. 07-05.  EITF No. 07-05 was issued to clarify the determination of whether an instrument including an embedded feature is indexed to an entity's own stock, which would qualify as an exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption for an existing instrument is not permitted.  This topic is under the Derivatives and Hedging Topic of the Codification, or ASC Topic 815-10, and the Company reflected a $4,000 cumulative effect of restatement for the period ending December 31, 2008.

In May 2008 the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).  APB 14-1 requires companies to separately account for the liability and equity components of convertible debt instruments to reflect the nonconvertible debt borrowing rate at fair value.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  While early adoption is not permitted, APB 14-1 will apply retrospectively for all periods presented. This topic is under the Debt Topic of the Codification, or ASC Topic 470-20, and the Company had no such instruments.

RESULTS OF OPERATIONS

The following table sets forth our statement of results of operation data as a percentage of net sales from continuing operations for the years indicated:

	For the quarter ended,		For the year ended,
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Continuing Operations
Net sales	$541,564	$556,171	$3,457,168	$799,183
Cost of sales	396,207	402,994	2,700,726	667,958
Gross profit	145,357	153,177	756,442	131,225
Operating expenses	1,956,397	941,482	5,974,934	2,998,632
(Loss) from continuing operations	(1,811,040)	(788,305)	(5,218,492)	(2,867,407)
Other income and (expenses), net	5,615,279	(1,118,479)	(3,560,151)	(2,344,724)
Income (loss) before income taxes	3,804,239	(1,906,784)	(8,778,643)	(5,212,131)
Income tax provision	-	-	-	-
Net income (loss) from continuing operations	$3,804,239	$(1,906,784)	$(8,778,643)	$(5,212,131)

The nature of our business changed when we sold our nutraceutical businesses on October 9, 2009 and we determined to focus solely on our ready-to-drink beverage business.  We acquired our ready-to-drink beverage business when we acquired Skae Beverage International LLC on September 9, 2008. Thus we have included comparison of the quarter ended December 31, 2009 and December 31, 2008, because the fourth quarter is the only quarter over quarter comparison available to date.

Net sales for the fourth quarter ended December 31, 2009 were $541,564 compared to net sales of $556,171, for the comparable quarter ended December 31, 2008, a decrease of 3%. We believe that this decrease was due to short term out-of-stocks on inventory and the temporary diversion of management's attention to the sale of our nutraceutical business on October 9, 2009. Our gross profit margin for the fourth quarter ended December 31, 2009 was 27%, compared to 28% for the same period last year.

Operating expenses for the fourth quarter ended December 31, 2009 and 2008 were $1,956,397 and $941,482, respectively.  This increase in operating expenses for the period is primarily due to a $640,000 increase in selling and marketing expenses in 2009 for planned geographic expansion of the New Leaf brand, a reduction in administrative expense of $700,000, as well as certain additional non-cash costs associated with the option and stock compensation cost of $1,063,000.  Operating expenses for the year ended December 31, 2009 and 2008 were $5,974,934 and $2,998,632, respectively. The increase in operating expense for the year is primarily due to Shipping and Handling of $225,000 and Marketing of $2,114,000 associated with the full year of cost for the ready-to-drink beverage business. Administrative expenses declined $443,000 from professional fees, increase in stock compensation cost of $747,000 for services and increase of $333,000 depreciation and amortization from the full year of amortization from the acquisition of New Leaf Brand value.

Discontinued operations for the period ended December 31, 2009  relate to our asset purchase agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation (the “Asset Sale”) to sell substantially all the rights and assets of our subsidiary, Nutritional Specialties, Inc. including the Lifetime ® and Baywood brands of products.  On July 24, 2009, we entered into an asset purchase agreement and submitted it to a vote for approval by our stockholders.  On August 6, 2009, a majority of our stockholders approved the Asset Sale.  The Asset Sale closed on October 9, 2009.

The discontinued operations business loss was $1,918,939 which include a impairment of goodwill charge of $3,250,000 for the period January to October 9, 2009, the date of sale; and for the year ended December 31, 2008 the discontinued operations business income was $982,386.

Other income (expense) for the years ended December 31, 2009 and 2008 was ($3,560,151) and ($2,344,724), respectively, and was primarily related to debt financing costs. In the year ended December 31, 2009, interest expense increased because we issued additional debt, principally through the 2008 and 2009 bridge financings, totaling approximately $3,265,000 at rates of interest between 3% -18% plus warrants to purchase shares of our common stock at exercise prices between $0.40 to $0.85 per share. Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties, as well as from our outstanding bank line of credit. In August 2009, we initiated a restructuring of our balance sheet by converting our preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock.   The result was the acceleration of the amortization of debt acquisition cost by $74,951 and the increase in derivatives cost of $106,000. Other income (expense) for the quarter ended December 31, 2009 and 2008 was $5,615,279 and ($1,118,479), respectively, and was primarily related to the fair value of restructuring of $3,362,000, the recovery of change in derivative payable of $2,700,000, and reduction of debt financing costs.

There is no income tax benefit recorded because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had $2,507,941 in current assets of which $1,754,147, or 70%, was cash and receivables.  On average, our receivables are collected in about 30 days.  Total current liabilities at December 31, 2009 totaled $5,100,779, of which $2,291,175, or 45%, represented trade and operating payables.  At December 31, 2009, we had a net working capital deficiency of $2,592,838.  Our need for cash during the year ended December 31, 2009 was primarily funded through the issuance of debt totaling approximately $2,793,175; through the net proceeds from the sale of our subsidiary, Nutritional Specialties, Inc. of $6,120,201; and the issuance of additional stock of $901,589. As part of the restructuring of our balance sheet we converted $6,209,963 of notes payable and $1,468,303 of accrued expenses into 30,336,396 shares of our common stock.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes.

We believe that our needs for capital over the next 12 to 24 months could be minimized if we are able to increase our sales via the introduction of new products, support our inventory needs and promote our products in the marketplace.  Since our existing operations are capable of absorbing growth without any significant operational expense, any increases in sales will allow us to lessen our needs for long-term capital.  However, we intend to aggressively expand our distribution channel more rapidly than in the past and implement more aggressive advertising programs. These programs require further investments of capital. The amount and nature of how we would raise any necessary funds cannot be determined at this time.  It is possible we may not be able to find capital on acceptable terms. Furthermore, we expect that we will require capital in the next 12 months to repay certain indebtedness in the amount of approximately $2,555,000.

The following table shows the future amortization of debt owed through the end of fiscal year 2013:

Year	Amount
2010	$2,554,908
2011	15,821
2012	17,567
2013	$18,954

We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months.  We continue to explore various longer term capital options which we believe will be necessary to provide for the growth of our business.   Additionally, we are evaluating our strategic direction aimed at achieving profitability and positive cash flow.  We intend to continue to issue debt or equity securities in order to raise additional capital.  We also intend to engage an investment banker in the second quarter of 2010 to assist management in raising additional capital.  If we issue additional common stock or securities that could convert into our common stock, our current stockholders will be diluted and the trading price of our common stock may decrease.  Additionally, we may not be successful in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, we may be forced to make further cutbacks or ultimately cease operations.

Balance Sheet Restructuring in 2009 and 2010

During the third quarter ending September 30, 2009, we initiated a restructuring of our balance sheet by converting our preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock.  Our restructuring has continued through the fourth quarter of 2009 into the first quarter of 2010.  Our goal in the restructuring was to eliminate as much debt as possible, eliminate features in our debt and equity instruments that were or might become toxic to our Company, cure existing defaults in our debt and equity instruments and prevent future defaults.  Additionally, we believed at the time we initiated the restructuring that we would not be able to meet our obligations under our debt securities.  Finally, we believe a restructured balance sheet will allow us to raise capital for our Company on more favorable terms.

On October 20, 2009, pursuant to the approval by our preferred stock holders and the Board of Directors, we filed Certificates of Amendment to the Certificates of Designation of our Class A Preferred Shares, our Series I 8% Cumulative Convertible Preferred Stock, and our Series J 6% Redeemable Convertible Preferred Stock (together, the “Amendments”).  The Amendments have the effect of causing the outstanding shares plus accrued dividends of our Series A, Series I and Series J Preferred Stock to be converted into shares of our common stock, with an effective date of August 31, 2009.  Pursuant to the Amendments, on October 21, 2009, we converted 35,000 shares of Series A Preferred Stock into 1,750 shares of common stock, 535,000 shares of Series I Preferred Stock plus $498,983 in accrued dividends into 19,496,610 shares of common stock and 20,000 shares of Series J Preferred Stock plus $6,000 in accrued dividends into 686,668 shares of common stock.

During the three months ended March 31, 2009, a preferred shareholder converted 23,558 Series H Preferred shares into 58,895 common shares and was issued an additional 1,071 common shares as payment of the Series H dividend of $ 942.  During the three month period ended March 31, 2009, we issued 75,000 common shares as payment of services rendered.  Such shares were recorded at fair value on the grant date of $1.00 per share.

We also converted certain of our outstanding notes and warrants into our common stock pursuant to agreements between certain holders and us.  The individual agreements provide that the holders’ existing securities will be exchanged for new securities and that defaults and obligations under such existing securities, if any, will be waived.  As of December 31, 2009, we have agreed to convert an aggregate of $4,315,240 of notes and accrued interest from related parties into an aggregate of 17,260,988 shares of our common stock and  convert an aggregate of $2,608,866 of notes and accrued interest from related parties into an aggregate of 12,405,870 shares of our common stock. Additionally, we have received $301,588 from warrant holders for the exercise of 1,206,354 warrants into our common stock at an exercise price of $0.25 per share.  Other warrant holders used a cashless exercise feature in their warrants to convert those warrants to purchase 3,232,707 shares of our common stock into 1,847,169 shares of our common stock.

On April 5, 2007, in connection with the our initial acquisition of substantially all of the assets, and assumption of certain liabilities, of Nutritional Specialties, Inc., d/b/a LifeTime ® or LifeTime ® Vitamins, a California corporation, we entered into agreements to obtain financing through Vineyard Bank N.A., subsequently succeeded by California Bank & Trust. The bank financing consisted of a $1,500,000 term loan and a $500,000 revolving line of credit loan to our Company and Nutritional Specialties, Inc., our wholly-owned subsidiary. On July 9, 2007, we completed a refinancing through Vineyard pursuant to which Vineyard, subsequently succeeded by California Bank & Trust, provided a $2,000,000 term loan to our Company and Nutritional Specialties, Inc. The loans under the bank financing and the refinancing were secured by a first priority security interest in all of our assets. On October 8, 2009, we agreed to pay $3,600,000 and California Bank & Trust agreed to terminate its rights pursuant to the Business Loan Agreement, associated Commercial Security Agreement, and Promissory Notes, dated March 20, 2007 and the Business Loan Agreement, associated Commercial Security Agreement, and Promissory Note, dated July 9, 2007. Additionally, California Bank & Trust agreed to remove the liens on our assets. On October 9, 2009, we paid $3,600,000 to California Bank & Trust who then terminated its rights and removed its lien as described herein.

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

Financings in 2008 and 2009

On April 4, 2008, we commenced a private placement of Units, referred to as the April 2008 Bridge Financing. Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes; and (ii) warrants to purchase 31,250 shares of our common stock at an exercise price of $0.80 per share, with an expiration date of April 4, 2013.  The 12% Subordinated Notes matured on the earlier of (i) 12 months after initial issuance; or (ii) upon our consummation of a debt or equity financing in which we received at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control.  As of June 11, 2008, the closing date of the offering, we sold 16.6 Units to qualified investors for gross proceeds of $830,000.  Mr. Tawes, a member of our Board of Directors, participated in this transaction by acquiring 2.5 Units.  In August to November 2009, all holders agreed to convert their debt, through an agreed upon effective date of August 31, 2009, into 3,320,000 shares of our common stock at a conversion rate of $0.25 per share of which 500,000 shares of Common stock where with a related party.

On July 14, 2008, O. Lee Tawes, our director, provided us with financing in the amount of $200,000 in exchange for a 12% Subordinated Note and warrants to purchase 312,500 shares of common stock at a price per share of $0.80, which will expire July 14, 2013.

On September 5, 2008, we commenced a private placement of Units, referred to as the September 2008 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 117,647 shares of common stock at a price per share of $0.85 which expire September 5, 2013.  The 12% Subordinated Notes matured on the earlier of (i) September 4, 2009, and (ii) the consummation by us of a debt or equity financing or series of debt or equity financings in which we receive at least $4,000,000 in gross proceeds, referred to as a Qualified Placement. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  We paid Northeast Securities, Inc., the placement agent for the sales of Units in the September 2008 Bridge Financing, a fee of 9% of the gross proceeds, which is accounted for as debt discount, received by us and warrants to purchase 153,884 shares of our common stock at a price per share of $0.85 which expire September 5, 2013.  16.35 Units were sold to qualified investors for gross proceeds of $1,635,000. In October 2009 the holders of $1,485,000 of exercise their put option on a member of the Board of Directors. On November 13, 2009, in exchange for forgiveness of $150,000 of the 12% Subordinated Notes, 600,000 shares of common stock were issued.

On October 23, 2008, Eric Skae provided financing to us in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 245,000 shares of common stock at a price per share of $0.85, which will expire October 23, 2013.  At the time of the transaction, Mr. Skae was our Vice President and a director. On November 13, 2009, in exchange for forgiveness of the 12% Subordinated Note, the exercise price of the Warrants was reduced to $0.25 per share of common stock, and 800,000 shares of common stock were issued. At the time of conversion, Mr. Skae was our Chief Executive Officer and a director.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing A. Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes; and (ii) Warrants to purchase 100,000 shares of our common stock at an exercise price of $0.85 per share, which expire February 2014.  The 12% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control.  The principal amount on the 12% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  We have not yet determined the terms of a Qualified Placement and have not commenced any offers for a Qualified Placement.  As of February 11, 2009, the closing date of the offering, we sold 1 Unit to a qualified investor for gross proceeds of $100,000.  Effective August 31, 2009, the holder of the $100,000 12% Note agreed to convert its debt, through an agreed upon effective date of August 31, 2009, into 400,000 shares of our common stock, at a conversion rate of $0.25 per share.

On February 5, 2009, we commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes; and (ii) Warrants to purchase 300,000 shares of our common stock at an exercise price of $0.85 per share, which expire February, 2014.  The 3% Subordinated Notes mature on the earlier of (i) September 30, 2009; or (ii) upon our consummation of a debt or equity financing in which we receive at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Subordinated Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  As of February 11, 2009, we sold 3.25 Units to qualified investors for gross proceeds of $325,000.  Mr. Tawes, a member of our Board of Directors, participated in this transaction by acquiring .25 Units.  Effective August 31, 2009, a holder of $50,000 principal amount of a 3% Subordinated Note agreed to convert its debt, through an agreed upon effective date of August 31, 2009, into 200,000 shares of our common stock at a conversion rate of $0.25 per share.  In October 2009 the holders of $300,000 principal amount of 3% Subordinated Notes agreed to convert their debt, through an agreed upon effective date of August 31, 2009, into 1,200,000 shares of our common stock at a conversion rate of $0.25 per share.

On March 20, 2009, we entered into a transaction with our Chief Executive Officer and Chairman of the Board, Eric Skae, whereby we issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a Warrant to purchase 100,000 shares of our common stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant.  The Note was due on April 12, 2009, unless due earlier in accordance with its terms. Interest accrues on the Note at a rate of 18% per year.   Upon an event of default, the outstanding principal amount, plus accrued but unpaid interest, liquidated damages and other amounts owed under the Note shall, at the holder’s election, become immediately due and payable in cash.  Commencing five days after the event of default, the interest rate shall accrue at a rate of 22% per year, or such lower maximum amount of interest permitted to be charged under applicable law.  Between March 30, 2009 and October 12, 2009, we made payments to Mr. Skae on outstanding debt, including $325,000 due on the 18% Note.  Pursuant to an October 2009 agreement between Mr. Skae and our Company, we agreed to convert accrued interest of $24,119 into 96,476 shares of our common stock, thereby satisfying this obligation in full.

On March 26, 2009, Mr. Tawes, a member of our Board of Directors, provided financing to our Company in the amount of $113,357 in exchange for (i) a 12% Subordinated Note; and (ii) Warrants to purchase 175,000 shares of our common stock at a price per share of $0.85, which expire March 26, 2014.  The 12% Note was due September 26, 2009.  In October 2009, we agreed to convert the remaining balance of this Note plus accrued interest, through an agreed upon effective date of August 31, 2009, into 476,704 shares of our common stock at a conversion rate of $0.25 per share.

On April 29, 2009, we commenced a private placement of Units, referred to as the April 2009 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes; and (ii) Warrants to purchase 300,000 shares of our common stock at an exercise price of $0.40 per share, which expire on April 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon our consummation of a business combination or sale of our assets or other change of control.  As of May 1, 2009, the closing of the offering, we sold 4.5 Units to qualified investors for gross proceeds of $450,000.  Effective August 31, 2009, a holder of $83,330 principal amount of a 3% Subordinated Notes agreed to convert its debt, through an agreed upon effective date of August 31, 2009, into 333,320 shares of our common stock at a conversion rate of $0.25 per share. In October 2009, a holder of $87,495 principal amount of a 3% Subordinated Note agreed to convert its debt, through an agreed upon effective date of August 31, 2009, into 349,980 shares of our common stock at a conversion rate of $0.25 per share.

On November 24, 2009, we completed a private placement of 15 Units.  Each Unit consisted of $100,000 principal amount of 10% Senior Secured Notes, referred to as “Notes,” and 24,000 shares of our common stock.  The Units were sold to accredited investors in exchange for $100,000 per Unit.  Our gross proceeds from the private placement were $1,500,000 and we agreed to issue an aggregate of $1,500,000 principal value of Notes and 360,000 shares of our common stock.  The Notes bear interest at a rate of 10% per year and are payable monthly. The Notes mature on May 24, 2010 or in the event of (i) the consummation by the Company of a merger, business combination, sale of all or substantially all of the Company’s assets or other change of control; or (ii) the Company securing a bank financing for working capital and when accomplished the funds will first be used to pay off the note holders fully. If the bank financing does not materialize or is insufficient to pay the Notes, future financings will first be used to pay off the notes or (iii) following the closing of any equity or debt financing (but excluding a Friends and Family Offering or Operational Finance) by the Company. In addition, a Friends and Family Offering (defined as a Company marketed best-efforts equity offering of up to $1,500,000 that closes by January 15, 2010) will not require a prepayment of the Notes and an Operational Finance (defined as any financing for normal daily operations) will not require a prepayment of the Notes.  The Company has the right to redeem all or a portion of the Notes for cash at any time without premium or penalty.  The obligations of the Company under the Notes are secured by all accounts receivable and inventory present and after acquired of the Company and each subsidiary to be shared on a pari-passu basis relative to the number of Notes purchased by each Holder up to an aggregate total of $1,500,000 plus any accrued and outstanding interest on the Notes.

On February 22, 2010, we closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the private placement, we agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 1,988,889 shares of our common stock, par value $0.001 per share plus warrants to purchase 1,057,727 shares of our common stock at an exercise price of $0.55 per share, subject to adjustment.  Gross proceeds from the private placement were approximately $895,000.

GOING CONCERN

Our consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the consolidated financial statements included in this annual report, we had a working capital deficiency of $2,592,837 at December 31, 2009.  We have had material operating losses and have not yet created positive cash flows.  These factors raise substantial doubt about our ability to continue as a going concern.  We cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Information Furnished

The accompanying consolidated financial statements have been prepared in accordance with Form 10-K instructions for a smaller reporting company and in the opinion of management contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2009 and 2008, the results of operations for the years ended December 31, 2009 and 2008, and cash flows for the years ended December 31, 2009 and 2008.  These results have been determined on the basis of U.S. generally accepted accounting principles and practices applied consistently.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 20, 2008, we dismissed our principal independent accountant Malone & Bailey, PC (“M&B”). Our Board of Directors approved the decision to dismiss M&B.

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

In connection with the audit of our financial statements for the fiscal year ended December 31, 2007, and in the subsequent interim periods through October 20, 2008, there were no disagreements with M&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of M&B, would have caused M&B to make reference to the subject matter of the disagreement in connection with its report.

Effective October 20, 2008, we engaged Mayer Hoffman McCann P.C. to act as our principal independent accountant. Our Board of Directors approved the decision to engage Mayer Hoffman McCann P.C.

ITEM 9A(T) - CONTROLS AND PROCEDURES

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 management is required to provide information on our internal control over financial reporting including that the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and the Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework for its evaluation. The COSO control framework is recognized by the SEC.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of December 31, 2009 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to  allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified a control deficiency during 2007 that continued to exist in the years ended December 31, 2008 and 2009 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt transactions executed by our Company in accordance with U.S. generally accepted accounting principles.  In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the year ended December 31, 2009, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the year ended December 31, 2009.  These reviews and procedures were undertaken in order to confirm that our financial statements for the year ended December 31, 2009 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above.  During 2009, we undertook actions to remediate the material weaknesses identified, including installation of a new ERP software system to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weaknesses described above. Our management will test and evaluate additional controls to be implemented in 2010 to assess whether they will enhance the operating effectiveness of our internal control environment.  However we continue to have only one person who performs our accounting and reporting functions.

We intend to continue to remediate material weaknesses and enhance our internal controls, but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Such internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above.  During 2010, we intend to undertake actions to remediate the material weaknesses identified, including implementation of a new recordkeeping system, hiring additional staff to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We intend to continue to remediate material weaknesses and enhance our internal controls, but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

ITEM 9B - OTHER INFORMATION

None.

PART  III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of December 31, 2009.

Name	Age	Position(s) or Office(s) Held

Eric Skae (1)	46	Chairman of the Board, President, and Chief Executive Officer
Neil Reithinger (2)	40	Director, Chief Financial Officer, and Chief Operating Officer
O. Lee Tawes, III	61	Director
David Tsiang	47	Director
Neil Russell	62	Director
Scott Ricketts	60	Director
_____________________

1             Mr. Skae joined our Company on September 8, 2008.  On January 8, 2009, Mr. Skae was appointed President and Chief Operating Officer of our Company.  On March 4, 2009, Mr. Skae was appointed Chief Executive Officer of our Company. Mr. Skae has served as our director since September 28, 2008 and was appointed Chairman of the Board on March 4, 2009.

2.           Mr. Reithinger served as our President, Chairman of the Board and Chief Executive Officer from April 3, 1998 until March 4, 2009; our Chief Financial Officer from October 28, 1996 until January 7, 2010 and our Chief Operating Officer from March 4, 2009 until January 7, 2010 .  Mr. Reithinger has also served as a director from February 18, 1997 until January 7, 2010.

The following is a summary of the business experience of our directors and officers:

ERIC SKAE joined our Company on September 8, 2008..  On January 8, 2009, Mr. Skae was appointed President and Chief Operating Officer of our Company.  On March 4, 2009, Mr. Skae was appointed Chief Executive Officer of our Company. Mr. Skae has served as our director since September 28, 2008 and was appointed Chairman of the Board on March 4, 2009. Prior to joining our Company, Mr. Skae founded Skae Beverage International, LLC as Midnight Sun Brands, LLC in October 2002.  He has spent the past fifteen years in the beverage industry working in senior-level sales, marketing and distribution roles.  From 1999 to 2002, Mr. Skae worked as President and General Manager of Fresh Solutions, Inc., a Division of Saratoga Beverage Group.  While there he was responsible for a $25 million distribution business as well as advising the CEO on the company’s sale to North Castle Partners.  He also was responsible for rolling out the Naked Juice brand.  From 1997 to 1999, Mr. Skae was Director of Sales at Fresh Samantha Inc. where he managed 7 distribution centers, was responsible for 70% of company’s sales and assisted the company grow from $5 million in total sales to $45 million in 2 ½ years.  Prior to that from 1996 to 1997, he was Vice-President of National Accounts at Hansen Beverage Company where he secured and managed National Accounts such as Seven Eleven, Walgreens, Circle K, Publix, Giant Foods, Mobil, Chevron, Texaco and Quik Trip.  He also managed all Canadian business.  From 1993 to 1996, Mr. Skae was a Regional Manager at Arizona Beverages where he managed the Mid-Atlantic region from $2 million to $10 million in sales in 2 years.  Mr. Skae graduated from Northwood University with a Bachelors degree in Business Administration.

NEIL REITHINGER has served as our President, Chairman of the Board and Chief Executive Officer from April 3, 1998 until March 4, 2009; our Chief Financial Officer from October 28, 1996 until January 7, 2010 and our Chief Operating Officer from March 4, 2009 until January 7, 2010 .  Mr. Reithinger has also served as a director from February 18, 1997 until January 7, 2010.  Prior to joining us, and from July 1992 to December 1993, Mr. Reithinger worked for Bank of America.  Mr. Reithinger  received a Bachelor’s degree in accounting from the University of Arizona in 1992 and received his certification as Certified Public Accountant in 1996.

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

DAVID TSIANG was appointed our Chief Financial Officer on January 7, 2010.  Mr. Tsiang also served as our director from June 14, 2007 until March 4, 2010.  He is the Managing Director of Investment Banking at Northeast Securities, Inc.  until December 31, 2009. Prior to joining Northeast Securities, Inc., in December 2001, he served as Vice President of corporate planning at the investment bank C.E. Unterberg, Towbin from November 1999 to October 2001, and Vice President/Senior Analyst with the financial services firm Ernst & Company from March 1991 to March 1998.  Prior to working at Ernst & Company, Mr. Tsiang served in various capacities in commercial banking with the Barclays Bank of NY, The CIT Group and Howard Savings Bank (First Union Bank).  Mr. Tsiang is a graduate of Ramapo College of New Jersey and is NASD Series 7 and 63 qualified.

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended December 31 2009, our Board held five meetings and took actions by written consent on eleven occasions.  None of our directors attended less than 75% of our board meetings.

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

Neil Russell is an “audit committee financial expert” as that term is set forth in Item 407(d)(5)(ii).

RELATIONSHIP OF COMPENSATION TO PERFORMANCE

Our board of directors annually establishes any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year.  In setting salaries, our board of directors intends to take into account several factors, including the following:

·	competitive compensation data;
·	the extent to which an individual may participate in the stock plans which may be maintained by us; and
·	qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

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

Our Board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the Board. Our directors annually select director nominees based on experience in the beverage industry, financial background and specific knowledge of our operations, corporate strategies, as well as an individual's basis to act as a fiduciary to us and our stockholders.

Our directors annually review all director performance over the prior year and make recommendations to the Board of Directors for future nominations. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's curriculum vitae, to our Board of Directors at New Leaf Brands, Inc., 9380 E. Bahia Dr., Suite A-201, Scottsdale, Arizona 85260, and the Board of Directors will consider such nominee.  There is no assurance that a director candidate suggested by a stockholder will be placed on the ballot at our annual meeting of stockholders.

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

Summary Compensation Table for the Fiscal Years Ended December 31, 2009 and 2008

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $(1)	All Other Compensation $	Nonqualified Deferred Compensation Earnings $	Total $
(a)	(b)	(c)	(d)	(e)	(i)	(h)	(j)
Eric Skae (2) Principal Executive Officer, President	2009	169,787	-	-	8,400	50,000	228,187
	2008	54,314		184,000	-	12,500	250,814

Neil Reithinger (3) Former Principal Executive Officer, Chief Operating Officer, Chief Financial Officer, Secretary	2009	161,287	-	-	-	-	161,287
	2008	149,900	-	196,000	-	-	345,900

Thomas F. Pinkowski	2009	173,037	-	56,000	88,100		317,137
Vice President (4)(5)	2008	198,602	-	-	-	-	198,602
__________________

1	Dollar amounts are recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ACS Topic 718.
2
Mr. Skae joined our Company on September 9, 2008.  On January 8, 2009, Mr. Skae was appointed President and Chief Operating Officer of our Company.  On March 4, 2009, Mr. Skae was appointed Chief Executive Officer on March 4, 2009.  The amount in the “All Other Compensation” column represents a car allowance paid to Mr. Skae.

3
Mr. Reithinger served as our President, Chairman of the Board and Chief Executive Officer from April 3, 1998 until March 4, 2009; our Chief Financial Officer from October 28, 1996 until January 7, 2010 and our Chief Operating Officer from March 4, 2009 until January 7, 2010.  Mr. Reithinger has also served as a director from February 18, 1997 until January 7, 2010.

4	Mr. Pinkowski resigned from our Company on October 9, 2009.
5
At the time of Mr. Pinkowski’s resignation, pursuant to a Settlement Agreement, we agreed to waive Mr. Pinkowski’s obligation to pay an $80,000 balance remaining on an unsecured promissory note, dated December 10, 2004, payable to Nutritional Specialties, Inc. d/b/a LifeTime ® or LifeTime Vitamins ®, a California corporation.  This $80,000 is included in the “All Other Compensation” column.  The additional $8,100 in that column is a car allowance.  We also agreed to pay Mr. Pinkowski $13,042 for earned but unused vacation and sick time.  This amount is included in the “Salary” column.

EMPLOYMENT AGREEMENTS

Eric Skae

Effective September 9, 2008, we entered into an employment agreement with Mr. Skae pursuant to which Mr. Skae agreed to serve as our Vice President and President of Baywood New Leaf Acquisition Inc., our wholly owned subsidiary, for a five-year term, with annual compensation of $175,000 subject to an annual increase of 5% upon meeting performance standards reasonably established by the board, or otherwise based on performance as reasonably determined by the board together with (i) an annual bonus of 4% of our annual net operating income based on achievement of performance standards reasonably established by the board, or otherwise based on performance as reasonably determined by the board, with a minimum bonus of $50,000, (ii) a car allowance of $750 per month, (iii) a stock option grant to purchase 250,000 shares of our common stock at an exercise price of $0.90 per share, vesting in equal annual installments over five years and exercisable for a five-year period after each vesting date, as to the installment then vesting, subject to reduction of such period upon death, disability or termination of employment, and (iv) access to our benefit plans which we make generally available to other similarly situated senior level employees performing similar functions.  The employment agreement contains restrictions on competition for one year after termination of employment, or three years after the closing of the acquisition of Skae Beverage International, whichever is the longer period.

In 2009, Mr. Skae elected to defer the payment of his bonus in the amount of $50,000 earned in 2009 to conserve cash.  This deferred bonus in the amount of $50,000 has been accrued.  In 2008, Mr. Skae elected to defer the payment of his bonus in the amount of $12,500 earned in 2009 to conserve cash.  We accrued $12,500 of bonus payable at that time.  As of December 31, 2009, the accrued compensation owed to Mr. Skae is $62,500.  We intend to pay his deferred bonuses in the future as our cash flows permit.

David Tsiang

Mr. Tsiang was appointed our Chief Financial Officer effective January 7, 2010, Mr. Tsiang will receive an annual salary of $130,000. Mr. Tsiang will also be granted 350,000 options to purchase our common stock at an exercise price of $0.63 per share. The stock options vest 20% every year for 5 years commencing January 7, 2011.

Neil Reithinger

Effective July 11, 2007, we entered into an employment agreement with Mr. Reithinger pursuant to which Mr. Reithinger agreed to serve as our President and Chief Executive Officer for a five-year term, with annual compensation of $150,000, subject to an annual increase of 5% upon meeting performance standards reasonably established by the board, or otherwise based on performance as reasonably determined by the board, together with (i) an annual bonus to be determined by the board or otherwise based on performance as reasonably determined by the board, (ii) a matching 401(k) Plan contribution of up to 6% of his salary per year, and (iii) a stock option to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share, exercisable for a ten-year term.  On March 4, 2009, Mr. Reithinger was appointed Chief Operating Officer and Chief Financial Officer.  On January 7, 2010, Mr. Reithinger resigned as our Chief Operating Officer and Chief Financial Officer.  Mr. Reithinger also resigned as a member of our board of directors.  Pursuant to his employment agreement with the Company, Mr. Reithinger will remain with the Company for 90 days in a non-executive employment capacity to assist will all matters necessary.

On November 13, 2009, we entered into a First Amendment to Employment Agreement, referred to as the First Amendment, with Neil Reithinger, our Chief Financial Officer and Chief Operating Officer at the time of the transaction, pursuant to which we agreed to amend certain terms of the Employment Agreement between our Company and Mr. Reithinger, dated July 11, 2007, referred to as the Agreement.  Pursuant to the terms of the First Amendment, we agreed to pay to Mr. Reithinger an aggregate of $94,900 which represents accrued salary currently due and owing to Mr. Reithinger, to be paid in monthly installments of $9,000 until paid in full. If, however, we raise debt or equity capital of $1,500,000 or more, the accrued salary will become due within 30 calendar days.

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

Thomas Pinkowski

Effective March 30, 2007, we entered into an employment agreement with Mr. Pinkowski, pursuant to which Mr. Pinkowski agreed to serve as our Vice President and as President of Nutritional Specialties Inc., our wholly owned subsidiary, for a five-year term, at an annual compensation of $200,000, subject to an annual increase of 5% upon meeting performance standards reasonably established by the board, or otherwise based on performance as reasonably determined by the board, together with (i) an annual bonus of 4% of our annual net operating income based on achievement of performance standards reasonably established by the board, or otherwise based on performance as reasonably determined by the board, with a minimum bonus for 2007 of $100,000, (ii) a matching 401(k) Plan contribution of up to $10,000 per year, (iii) a car allowance of $900 per month, (iv) a stock option grant to purchase 250,000 shares of our common stock at an exercise price of $1.80 per share, vesting in equal annual installments over five years and exercisable for a five-year period after each vesting date, as to the installment then vesting, subject to reduction of such period upon death, disability or termination of employment, (v) an award of 100,000 shares of restricted common stock, which shall become unrestricted in five equal annual installments commencing at the end of the first year of employment, and (vi) payment or reimbursement for business use of an internet-access high-speed line, cell phone and other business related expenses.  The employment agreement contains restrictions on competition for one year after termination of employment, or March 30, 2010 which represents three years after the closing of the acquisition of Nutritional Specialties, whichever is the longer period.

On October 9, 2009, Thomas Pinkowski resigned as our Vice President and President of Nutritional Specialties, Inc.  Concurrent with his resignation, we entered into a Settlement Agreement and General Release or, the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, we terminated the existing employment agreement, dated March 30, 2007, or the Employment Agreement.  The terms of the Employment Agreement will continue to govern the relationship between the parties, except to the extent the Settlement Agreement states otherwise. Pursuant to the Settlement Agreement, we agreed as follows:

•	to pay Mr. Pinkowski any accrued but unpaid base salary for services rendered through the termination date;

•	to pay Mr. Pinkowski any accrued but unpaid expenses required to be reimbursed pursuant to the Employment Agreement, including $13,042 for unused vacation and sick time;

•	to issue Mr. Pinkowski 60,000 restricted shares of our common stock that represent the remaining unvested balance of common stock that was issued to Mr. Pinkowski under the Employment Agreement;

•
to waive Mr. Pinkowski’s obligation under the Employment Agreement to pay the $80,000 balance remaining on an unsecured promissory note, dated December 10, 2004, payable to Nutritional Specialties, Inc. d/b/a LifeTime® or LifeTimeVitamins®, a California corporation; and

•	to waive any rights we may have with respect to non-compete, non-solicitation and proprietary information provisions included in the Employment Agreement.

Further, pursuant to the Settlement Agreement, we agreed to pay $94,678.35 outstanding under an 8% subordinated promissory note and $27,050.96 outstanding under an 8% convertible subordinated promissory note. Such payment constituted payment in full and the notes were thereby cancelled and terminated. Mr. Pinkowski agreed to waive any events of default or other rights he has or may have in the present or in the future with respect to these notes.  Additionally, pursuant to the Settlement Agreement, the parties provided a mutual release of any claims, obligations or amounts due to the other party.

Other than as described above, we do not have any other oral or written employment, severance or change-in-control agreements with our Named Executive Officers.

COMPENSATION PURSUANT TO STOCK OPTIONS

We grant stock options from time to time to our officers, key employees and directors.  Effective September 9, 2008, we granted Mr. Skae an option to purchase 250,000 shares of our common stock, vesting at 50,000 shares per year for 5 years, at an exercise price of $0.90 per share, exercisable within 5 years after the vesting date.  Effective September 28, 2009, we granted Mr. Reithinger two separate options, each to purchase 300,000 shares of our common stock at an exercise price of $0.80 per share, exercisable for a ten-year term.  On November 13, 2009, pursuant to the First Amendment to Employment Agreement between Mr. Reithinger and our Company, we agreed to reduce the exercise price of the options held by Mr. Reithinger to $0.65 per share

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on December 31, 2009, the last day of our fiscal year, to each of the Named Executive Officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End December 31, 2009 Table

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date
(a)	(b)	(c)	(e)	(f)

Eric Skae	100,000	150,000	$0.90	September 9, 2018

Neil Reithinger	500,000	-	$0.65	July 11, 2017
	300,000	-	$0.65	September 28, 2018
	300,000	-	$0.65	September 28, 2018

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of our common stock as of December 31, 2009, by each person known by us to (i) beneficially own more than 5% of our common stock and by each of our (ii) directors, (iii) named executive officers at the end of our most recently completed fiscal year as defined in Regulation S-K, Item 402(m)(2) and (iv) all directors and executive officers as a group. Except as otherwise indicated, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their shares beneficially owned, except to the extent that authority is shared by spouses under applicable law.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class (2)
Common	Eric Skae (3)	7,895,511	12.5%

Common	David Tsiang (4)	393,959	0.6%

Common	Neil Reithinger (5)	1,307,632	2.1%

Common	O. Lee Tawes, III (6)	14,195,533	22.4%

Common	Neil Russell (7)	280,852	0.4%

Common	Scott Ricketts (8)	393,087	0.6%

All executive officers and directors as a group (6 persons)		24,466,574	38.6%

(1)   Unless otherwise indicated, the mailing address for each party listed is c/o New Leaf Brands, Inc., 9380 E. Bahia Dr., Suite A201, Scottsdale, AZ  85260.

(2)   Based on 63,280,477 shares of common stock issued and outstanding on December 31, 2009.

(3)   Mr. Skae owns an option to purchase 250,000 shares of common stock with an exercise price of $0.90 per share.  As of December 31, 2009, the option is vested with regard to 100,000 shares of common stock.  Mr. Skae beneficially owns a total of 6,351,067 shares of common stock, and through Skae Beverage International, Inc., Mr. Skae beneficially owns 1,444,444 shares of common stock.

 (4)   Mr. Tsiang beneficially owns 200,575 shares of common stock, warrants to purchase 12,500 shares of common stock at an exercise price of $0.40 per share, warrants to purchase 155,000 shares of common stock at an exercise price of $0.80 per share, and warrants to purchase 25,884 shares of common stock at an exercise price of $0.85 per share.

 (5)   Mr. Reithinger beneficially owns 207,632 shares of common stock, and options to purchase 1,100,000 shares of common stock at an exercise price of $0.65 per share.

 (6)   Mr. Tawes beneficially owns 13,835,533 shares of common stock, an option to purchase 10,000 shares of common stock at an exercise price of $1.60 per share, and a warrant to purchase 350,000 shares of common stock at an exercise price of $0.25 per share.

(7)   Mr. Russell beneficially owns 205,852 shares of common stock, an option to purchase 12,500 shares of common stock at an exercise price of $1.00 per share and an option to purchase 62,500 shares of common stock at an exercise price of $0.79 per share.

(8)   Mr. Ricketts beneficially owns 363,087 shares of common stock,and an option to purchase 30,000 shares of common stock at an exercise price of $0.74 per share.

As of December 31, 2009, there are no arrangements known to management which may result in a change in control of our Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2009 regarding our stock option plan compensation under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,499,250	$0.72	500,750

Equity compensation plans not approved by security holders	1,459,000	0.78	541,000
Total	2,958,250	$0.75	1,041,750

At our Annual Meeting held on December 10, 2004, our stockholders approved our 2004 Stock Option Plan. The 2004 Plan provides that 5,000,000 shares, adjusted to 250,000 shares following a 1 for 20 reverse split on September 7, 2007, would be reserved for issuance from our authorized by unissued common stock.

At our board of directors meeting held on July 28, 2007, the board approved an increase in the number of shares of common stock that may be granted under all plans to 2,000,000, adjusted to 100,000 shares following a 1 for 20 reverse split on September 7, 2007.

On May 14, 2008, our board of directors approved our 2008 Stock Option and Incentive Plan.  Under our 2008 Stock Option and Incentive Plan, we reserved a maximum of 2,000,000 shares of common stock, subject to adjustment.  The 2008 Plan provides that shares granted come from our authorized but unissued common stock or shares of common stock that we reacquired. The price of the options granted pursuant to these plans shall be no less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from the date of grant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During year ended December 31, 2009 we paid fees totaling $14,591 to Northeast Securities, Inc relating to the issuance of our Series J Preferred Stock.  At the time of these transactions, O. Lee Tawes, our director, was Executive Vice President and Head of Investment Banking and a Director at Northeast Securities, Inc.  and David Tsiang, our director, was the Managing Director of Investment Banking at Northeast Securities, Inc.

In August 2008, we entered into a lease agreement with the brother of Neil Reithinger, who, at the time of the transaction, was our Chief Executive Officer, Chief Financial Officer, and a director.  The board of directors, except for Mr. Reithinger, reviewed several proposals for alternate facilities and determined that Mr. Reithinger’s brother’s facility was superior.  The lease is a five year lease with a two year option out, with monthly lease payments of $4,500.  Rent expense under this lease was $53,670 and $54,360 for the years ended December 31, 2009 and 2008, respectively.  The future minimum lease obligation for the remaining term of the lease at December 31, 2009 is $40,500.  We intend to shut down the Arizona office and relocate its functions to our office in New Jersey.

On September 9, 2008 as part of the acquisition agreement between Skae Beverage International LLC, Mr. Eric Skae and us, Mr. Skae agreed to a three-year earn-out payment based on the annual increase in sales and gross profit margin in relationship to a targeted gross profit margin of 20%, 34% and 37% each of the three year respective. The maximum cumulative earn-out over the three period is $4,776,100 which includes a $500,000 incentive if the cumulative earn-out exceeds $2,850,733. For the year ended December 31, 2009, we estimated a first year earn-out of $260,000 which is included in related party liability. The final earn-out is subject to the approval of both parties.

On February 5, 2009, Mr. Tawes, our director, participated in a private placement of Units, referred to as the February 2009 Bridge Financing, by acquiring .25 units.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of our common stock at a price per share of $0.85 with an expiration date of February 2014.

On March 20, 2009, we entered into a transaction Eric Skae, our Chief Executive Officer and Chairman of the board at the time of the transaction, whereby we issued to Mr. Skae a 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant.  The 18% Subordinated Note is due on April 12, 2009, unless due earlier in accordance with the terms of the Note.  Interest accrues on the Note at a rate of 18% per year.  Absent the occurrence of an event of default, as defined in the Note, we may prepay the Note for 100% of the full principal plus all accrued interest thereon, at any time prior to April 12, 2009, without penalty.

On March 26, 2009, Mr. Tawes, a director, provided financing to us in the amount of $113,357 in exchange for (i) a 12% Subordinated Note and (ii) warrants to purchase 175,000 shares of our common stock at a price per share of $0.85, which will expire March 26, 2014.

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

Between March 30, 2009 and October 12, 2009, we made cash payments to Mr. Skae in the aggregate amount of $525,000 on the following notes payable:

•	12% subordinated note with a principal amount of $200,000, between our Company and Eric Skae, dated October 23, 2008, referred to as the $200,000 Note; and

•	18% subordinated note with a principal amount of $325,000, between our Company and Eric Skae, dated March 20, 2009 with an effective date of March 17, 2009, referred to as the $325,000 Note.

On November 13, 2009, together with our wholly-owned subsidiary Baywood New Leaf Acquisition, Inc., we entered into a Settlement Agreement and General Release with Eric Skae, as an individual, and Skae Beverage International, LLC, a Delaware limited liability company, referred to as the Settlement Agreement.  Pursuant to the Settlement Agreement, Mr. Skae on his own behalf and on behalf of Skae Beverage International, LLC, as its sole control person, agreed to terminate existing debt obligations in exchange for the issuance of shares of our common stock.  Additionally, we reduced the exercise price of a total of 395,000 warrants held by Mr. Skae to $0.25 per share which Mr. Skae agreed to exercise immediately, some on a cashless basis and the remaining shares using a portion of the amount owed to Mr. Skae from outstanding debt obligations.  We agreed to issue to Mr. Skae 140,327 shares of common stock from the exercise of these warrants.  After reducing outstanding amounts owed to Mr. Skae by $37,357 for the exercise price of a portion of the warrants, we agreed to issue Mr. Skae an aggregate of 4,742,356 shares of our common stock in satisfaction and termination of the obligations underlying the $1,000,000 Note, the $100,000 Note, accrued and unpaid interest on these notes, and accrued and unpaid interest on the $200,000 Note and $325,000 Note, which on November 13, 2009, were deemed satisfied in full and terminated.

Pursuant to the Settlement Amendment, both our Company and Mr. Skae provided customary releases of claims against the other party. Additionally, Mr. Skae agreed to waive any existing default or breach, if any, related to the $1,000,000 Note, the $100,000 Note, the $200,000 Note and the $325,000 Note.

On October 20, 2009, we converted our Series I Preferred Stock and accrued dividends into shares of common stock at $0.30 per share.  Our officers and directors participated as follows:

Related Party	Preferred Shares Converted	Accrued Dividends	Common stock converted from Preferred Stock	Common stock converted from accrued dividends	Total shares of common stock acquired

O. Lee Tawes	51,667	$70,930	1,722,223	236,434	1,958,657

N. Russell	5,500	$2,834	83,334	9,446	92,780

D. Tsiang	3,500	$16,142	116,667	16,142	132,809

On October 20, 2009, we converted our Series J Preferred Stock and accrued dividends into shares of common stock at $0.30 per share.  Scott Ricketts, our director, participated in this conversion.  As a result of this transaction, Mr. Rickets converted 10,000 shares of Series J Preferred Stock into 333,334 shares of common stock, and $4,000 of accrued dividends on his Series J Preferred Stock into 13,333 shares of common stock.

On September 5, 2008, we completed a $1,635,000 private placement of Units, or, the Offering. Each Unit consisted of $100,000 principal amount of 12% Subordinated Notes and Warrants to purchase 117,647 shares of our common stock with an exercise price of $0.85 per share, subject to adjustment, expiring on the fifth anniversary of the initial issuance date of the Warrant.  The Units were sold to accredited investors in exchange for $100,000 per Unit. The net proceeds of this Offering were $1,484,202 after deduction of the placement agent fee.  The 12% Subordinated Notes, or, the Notes, are due on the earlier of (i) September 4, 2009 and (ii) no more than 15 business days following the closing of a debt or equity financing or series of debt or equity financings in which we receive at least $4,000,000 of gross proceeds.  Simple interest on the Notes accrues at a rate of 12% per year.  If the maturity date does not occur by March 31, 2009, we must pay all accrued interest up to and including March 31, 2009 on that date.  We must pay the remaining interest concurrent with the payment of the principal amount on the maturity date.  At any time, and from time to time, the holder may, at its sole option, convert all or any part of the principal amount outstanding under the Note into shares of our common stock at a conversion price of $0.85 per share, subject to adjustment.  Mr. Tawes entered into a Guaranty in which he provided a personal guaranty to each investor in the Offering covering the performance and payment of our obligations related to the Note until such time that (i) the investor exercises its rights under the Put Agreement and receives all unpaid principal and interest under the Note or (ii) all other obligations owed to the investor under the Note have been satisfied in full. Additionally, Mr. Tawes entered into a Put Agreement whereby he agreed to grant each investor in the Offering the right to require Mr. Tawes to purchase, in his individual capacity, the Note from the investor prior to its maturity at any time following an event of default under the Note after applicable cure periods.  This transaction is described on our Form 8-K filed with the Securities and Exchange Commission on September 11, 2008.  In September 2009, holders of $1,485,000 principal amount of 12% Subordinated Notes issued as part of the September 2008 Bridge financing, exercised a put option on Mr. Tawes for the amount of the debt plus accrued interest of $91,582.

On November 30, 2009, we entered into an Agreement with O. Lee Tawes, a director, whereby Mr. Tawes agreed to convert all of his outstanding notes in the amount of $2,798,357, including accrued interest, warrants to purchase 1,369,792 shares of our common stock, and 51,667 shares of Class I Preferred Stock, into an aggregate of 12,952,190 shares of common stock. Mr. Tawes will also receive under the Agreement $200,000 in cash, a $150,000 8% unsecured note due in January 2010, and a warrant to purchase 350,000 shares of our common stock with an exercise price of $0.25 and an expiration date in October 2014.  Mr. Tawes assigned 150,000 of these warrants to David Tsiang who, at the time of the transaction, was also a member of the Company’s board of directors.

Pursuant to our Settlement Agreement with Mr. Pinkowski dated October 9, 2009, we agreed to pay $94,678 outstanding under an 8% subordinated promissory note and $27,051 outstanding under an 8% convertible subordinated promissory note. Such payment constituted payment in full and the notes were thereby cancelled and terminated. Mr. Pinkowski agreed to waive any events of default or other rights he has or may have in the present or in the future with respect to these notes.  Additionally, pursuant to the Settlement Agreement, the parties provided a mutual release of any claims, obligations or amounts due to the other party.

Our policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable than those that could be obtained from non-affiliates.  Any such related party transaction must be reviewed by our independent directors.

Director Independence

During the year ended December 31 2009, Eric Skae, Neil Reithinger, O. Lee Tawes, III, David Tsiang, Neil Russell and Scott Ricketts served as our directors.  Currently, Mr. Russell is considered an independent director as defined under the standards of independence set forth in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market.  We are currently traded on the Over-the-Counter Bulletin Board, or OTCBB.  The OTCBB does not require that a majority of the board be independent.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have paid or expect to pay the following fees to Mayer Hoffman McCann P.C. for work performed in 2009 and 2008 in their audit of our consolidated financial statements:

	2009	2008
Audit Fees	$80,000	$120,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

The board has reviewed the fees paid to Mayer Hoffman McCann P.C. for 2009 and 2008, and has considered whether the fees paid for non-audit services are compatible with maintaining Mayer Hoffman McCann P.C..  The board has also adopted policies and procedures to approve audit and non-audit services provided in 2009 and 2008 by Mayer Hoffman McCann P.C. in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.  These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level.  The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15 - EXHIBITS

3.1	Articles of Incorporation, as amended (included as Exhibit 3.1 to the form 10-KSB filed March 6, 1197, and incorporated herein by reference).

3.2	By-Laws, dated February 14, 1988 (included as Exhibit 3 to the Form S-1 filed January 27, 1987, and incorporated herein by reference).

3.3
Amendment to Articles of Incorporation, dated December 6, 2007 and effective on December 18, 2007 (included as Exhibit 3.1 to the Form 8-K filed December 26, 2007, and incorporated herein by reference).

3.4	Certificate of Amendment to the Articles of Incorporation, effective October 16, 2009 (included as Exhibit 3.1 to the Form 8-K filed October 14, 2009, and incorporated herein by reference).

3.5	Form of Warrant to purchase the common stock of New Leaf Brands, Inc. (included as Exhibit 3.1 to the Form 8-K filed February 24, 2010, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate, dated July 9, 1993 (included as Exhibit 1 to the Form 8-A filed July 2, 1993, and incorporated herein by reference).

4.2	Certificate of Designation for Preferred Shares (included as Exhibit 4.3 to the Form 10-QSB filed August 11, 1997, and incorporated herein by reference.

4.3	Certificate of Designation for Shares, dated July 18, 1997 (included as Exhibit 4.5 to the Form 10-KSB dated March 30, 1998, and incorporated herein by reference).

4.4	Certificates of Designation for Class D Redeemable Convertible Preferred Stock (included as Exhibit 4.4 to the Form 10-QSB dated May 17, 1999, and incorporated herein by reference).

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

4.9	Common Stock Purchase Warrant between the Company and JSH Partners, dated March 30, 2007 (included as Exhibit 4.vii to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

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

4.12	Common Stock Purchase Warrant between the Company and Ira. J. Gaines, dated June 28, 2006 (included as Exhibit 4.25 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

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

4.15	Common Stock Purchase Warrant between the Company and Ira J. Gaines, dated April 5, 2005 (included as Exhibit 4.30 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.16	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated May 18, 2004 (included as Exhibit 4.36 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.17
Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2005 (included as Exhibit 4.37 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.18	Common Stock Purchase Warrant between the Company and Eric Skae, dated March 20, 2009 (included as Exhibit 4.1 to the Form 8-K filed March 24, 2009, and incorporated herein by reference).

4.19
Baywood International, Inc. 2008 Stock Option and Incentive Plan, dated May, 14, 2008 (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed June 27, 2008, and incorporated herein by reference).

4.20	Form of the Common Stock Purchase Warrant, dated September 5, 2008 (included as Exhibit 10.2 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

4.21	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2008 (included as exhibit 4.29 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.22	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 19, 2008 (included as Exhibit 4.30 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.23	Form of Subscription Agreement (included as Exhibit 4.31 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.24	Form of Warrant (included as Exhibit 4.32 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.25	Common Stock Purchase Warrant between the Company and O. Lee Tawes, dated July 14, 2008 (included as Exhibit 4.33 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.26	Common Stock Purchase Warrant between the Company and Eric Skae, dated October 23, 2008 (included as Exhibit 4.34 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.27	Certificate of Designation of Serie J 6% Redeemable Convertible Stock, dated December 22, 2008 (included as Exhibit 4.1 to the Form 8-K filed December 23, 2008, and incorporated herein by reference).

4.28	Certificate of Amendment to Certificate of Designation of Class A Preferred Shares (included as Exhibit 4.1 to the 8-K filed October 26, 2009, and incorporated herein by reference).

4.29
Certificate of Amendment to Certificate of Designation of Series I 8% Cumulative Convertible Preferred Stock (included as Exhibit 4.2 to the 8-K filed October 26, 2009, and incorporated herein by reference).

4.30
Certificate of Amendment to Certificate of Designation of Series J 6% Redeemable Convertible Preferred Stock (included as Exhibit 4.3 to the 8-K filed October 26, 2009, and incorporated herein by reference).

4.31	Form of 10% Senior Secured Note issued by the Company (included as Exhibit 4.1 to the Form 8-K filed December 1, 2009, and incorporated herein by reference).

4.32	Term sheet agreement between the Company and the Noteholders dated November 24, 2009 (included as Exhibit 4.2 to the Form 8-K filed December 1, 2009, and incorporated herein by reference).

10.1	Promissory Note between the Company and Ira J. Gaines, dated April 2005 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.2	Bridge Loan Agreement between the Company and O. L. Tawes, Inc., dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

10.3	Promissory Note between the Company and Ronald Patterson, dated October 25, 2005 (included as Exhibit 4.34 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.4	Promissory Note between the Company and Ira J. Gaines, dated June 28, 2006 (included as Exhibit 4.24 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

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

10.10	12% Note between the Company, Baywood Acquisition, Inc. and JSH Partners, dated March 30, 2007 (included as Exhibit 4.vi to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

10.11
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

10.21	Employment Agreement between Baywood the Company and Neil Reithinger, dated July 11, 2007 (included as Exhibit 10.1 to the Form 8-K filed on July 16, 2007, and incorporated herein by reference).

10.22
Business Loan Agreement between the Company and Nutritional Specialties, Inc., as borrowers, and Vineyard Bank, N.A., dated July 9, 2007 (included as Exhibit 10.11 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.23
Promissory Note between the Company and Nutritional Specialties, Inc., dated July 9, 2007, and issued to Vineyard Bank, N.A. (included as Exhibit 4.35 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.24	Operating Agreement between the Members and Layfield Energy, LLC, dated December 19, 2007 (included as Exhibit 10.1 to the Form 8-K filed January 4, 2008, and incorporated herein by reference).

10.25
Real Estate Lease between Baywood International Inc. and Glenn Reithinger, dated October 1, 2008 (included as Exhibit 10.23 to the Form 10-Q filed August 19, 2008, and incorporated herein by reference).

10.26	Form of 12% Subordinated Note, dated September 5, 2008 (included as Exhibit 10.1 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

10.27
Form of Side Letter Agreement between the Company and the investors signatory thereto, dated  September 5, 2008 (included as Exhibit 10.3 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

10.28	Form of Guaranty made by O. Lee Tawes, III, dated September 5, 2008 (included as Exhibit 10.4 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

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

10.34	Form of Release and Cancellation, dated September 9, 2008 (included as Exhibit 10.5 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

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

10.39	Employment Agreement between the Company and Eric Skae, dated September 9, 2008 (included as Exhibit 10.10 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.40	Form of 12% Subordinated Promissory Note (included as Exhibit 10.38 to the Form 10Q filed November 19, 2008, and incorporated herein by reference).

10.41	12% Subordinated Note issued by the Company to O. Lee Tawes, III, dated July 14, 2008 (included as Exhibit 10.39 to the Form 10Q filed November 19, 2008, and incorporated herein by reference).

10.42	12% Subordinated Note issued by the Company to Eric Skae, dated October 23, 2008 (included as Exhibit 10.40 to the Form 10Q filed November 19, 2008, and incorporated herein by reference).

10.43	18% Subordinated Note issued by the Company to Eric Skae, dated March 20, 2009 (included as Exhibit 10.1 to the Form 8-K filed March 24, 2009, and incorporated herein by reference).

10.44
Asset Purchase Agreement by and among the Company, Nutritional Specialties, Inc., and Nutra, Inc., dated July 24, 2009 (included as Exhibit 10.1 to the Form 8-K filed July 30, 2009, and incorporated herein by reference).

10.45
Settlement Agreement and Mutual Release between Farmatek IC VE DIS TIC, LTD.STI and Oskiyan Hamdemir on the one hand and the Company and Nutritional Specialties, Inc. on the other hand, dated June 12, 2009 (included as Exhibit 10.45 to the Form 10-Q filed August 19, 2009, and incorporated herein by reference).

10.46
Assignment of Lease between Nutritional Specialties, Inc. and Boyd Business Center of Orange, dated October 9, 2009 (included as Exhibit 10.2 to the Form 8-K filed on October 14, 2009, and incorporated herein by reference).

10.47
Settlement Agreement and General Release by and among the Company, Nutritional Specialties, Inc. and Thomas Pinkowski, dated October 9, 2009 (included as Exhibit 10.3 to the Form 8-K filed on October 14, 2009, and incorporated herein by reference).

10.48
First Amendment to the Employment Agreement between the Company and Neil Reithinger, dated November 13, 2009 (included as Exhibit 10.49 to the Form 10-Q filed on November 15, 2009, and incorporated herein by reference).

10.49	Settlement Agreement between the Company and O. Lee Tawes, dated November 30, 2009 (included as Exhibit 10.1 to the Form 8-K filed December 1, 2009, and incorporated herein by reference).

10.50
Securities Purchase Agreement between New Leaf Brands, Inc. and certain accredited investors, dated December 4, 2009 (included as Exhibit 10.1 to the Form 8-K filed February 24, 2010, and incorporated herein by reference).

14.1	Code of Ethics (included as Exhibit 14.1 to the Form 10-K filed April 15, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed herewith)

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 31, 2010	/s/ Eric Skae
Eric Skae
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Eric Skae	Chairman of the Board, Principal Executive Officer and President	March 31, 2010
Eric Skae

/s/ David Tsiang	Chief Financial Officer and Principal Accounting Officer	March 31, 2010
David Tsiang

/s/ O. Lee Tawes, III	Director	March 31, 2010
O. Lee Tawes, III

/s/ Neil Russell	Director	March 31, 2010
Neil Russell

/s/ R. Scott Ricketts	Director	March 31, 2010
R. Scott Ricketts

INDEX TO FINANCIAL STATEMENTS

PAGE
F-2
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31 2009 & 2008	F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31 2009 & 2008	F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31 2009 & 2008	F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31 2009 & 2008	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7-F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

NEW LEAF BRANDS, INC.

We have audited the accompanying consolidated balance sheets of New Leaf Brands, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Leaf Brands, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, was not in compliance with certain financial covenants related to debt agreements, and has a significant amount of debt maturing in 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Mayer Hoffman McCann P.C.
Mayer Hoffman McCann P.C.

Phoenix, Arizona
March 31, 2010

New Leaf Brands, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

CURRENT ASSETS
Cash & cash equivalents	$1,547,924	$98,410
Accounts receivable, net of allowances for uncollectible of $90,000 in 2009 and $256,323 in 2008:	206,223	945,830
Inventory	485,889	1,217,150
Prepaid espense	17,905	68,947
Stock subscription receivable	-	50,000
Escrow deposit on sale of discountinued operations	250,000	-

Total current assets	2,507,941	2,380,337

PROPERTY & EQUIPMENT
Computer & equipment, net	111,031	201,012

OTHER ASSETS
Goodwill and other intangible assets, net	4,198,324	13,765,387
Other	-	250
Deferred financing costs, net	-	470,572

Total other assets	4,198,324	14,236,209

Total assets	$6,817,296	$16,817,558

CURRENT LIABILITIES
Accounts payable	$1,282,793	$1,967,224
Accrued liabilities	605,135	1,192,211
Accrued liabilities related party	403,247	420,014
Dividends payable	-	101,999
Interest payable	53,969	192,909
Short-term notes - other	1,429,000	500,221
Short-term notes - related party	90,727	1,634,512
Notes payable - current portion	1,125,908	6,168,114
Derivative payable	110,000	4,000

Total current liabilities	5,100,779	12,181,204

OTHER LIABILTIES
Long-term debt - related party	-	1,850,000
Long-term debt - other	52,342	863,889

Total other liabilities	52,342	2,713,889

Total liabilities	5,153,121	14,895,093

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Class A - 35,000 shares issued and 0 outstanding at December 31, 2009 and 35,000 shares outstanding at December 31, 2008	-	35
Class H - 350,000 shares issued and 0 outstanding at December 31, 2009; 23,558 shares outstanding at December 31, 2008	-	24
Class I - 540,000 shares issued 0 outstanding at December 31, 2009 and 535,000 shares outstanding at December 31, 2008	-	535
Class J - 20,000 shares issued and 0 outstanding at December 31, 2009 and 20,000 outstanding at December 31, 2008	-	20
Common Stock, $0.001 par value, 500,000,000 shares authorized, issued and outstanding: 63,105,447 at December 31, 2009 and 8,399,056 at December 31, 2008	63,105	8,399
Additional paid-in capital	33,706,045	22,786,251
Accumulated other comprehensive loss	-	(37,350)
Accumulated deficit	(32,104,975)	(20,835,449)

Total stockholders' equity (deficit)	1,664,175	1,922,465

Total liabilities and stockholders' equity (deficit)	$6,817,296	$16,817,558

See accompanying notes to the consolidated financial statements

New Leaf Brands, Inc.
Consolidated Statements of Operations

	Years ended December 31,
	2009	2008
CONTINUING OPERATIONS
SALES:
NET SALES	$3,457,168	$799,183

COST OF SALES:
COST OF SALES	2,700,726	667,958

GROSS PROFIT	756,442	131,225

OPERATING EXPENSES:
SHIPPING & HANDLING	331,092	105,570
MARKETING EXPENSES	2,995,961	882,224
GENERAL & ADMINISTRATIVE	1,174,004	1,617,305
OPTION & STOCK COMPENSATION EXPENSE	994,918	247,935
DEPRECIATION & AMORTIZATION	478,959	145,598

TOTAL OPERATING EXPENSES	5,974,934	2,998,632

LOSS FROM CONTINUING OPERATIONS	(5,218,492)	(2,867,407)

OTHER INCOME (EXPENSE):
INTEREST INCOME	-	280
GAIN ON EXTINQUISHMENT OF DEBT	324,988	-
REALIZED LOSS ON INVESTMENTS	(37,600)	-
MISCELLANEOUS INCOME (EXPENSE)	2,944	(253,160)
INTEREST EXPENSE	(1,065,435)	(836,971)
AMORTIZATION OF DEBT DISCOUNT & DEBT ACQUISITION COST	(2,604,097)	(1,151,584)
WRITEOFF DEBT ACQUISITION COST	(74,951)	-
CHANGE IN FAIR VALUE OF DERIVATIVE PAYABLE	(106,000)	-
IMPAIRMENT OF JOINT VENTURE	-	(103,289)

TOTAL OTHER INCOME (EXPENSE)	(3,560,151)	(2,344,724)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,778,643)	(5,212,131)

PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM CONTINUING OPERATIONS	(8,778,643)	(5,212,131)
DISCONTINUED OPERATIONS

(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(1,918,939)	982,386
LOSS ON SALE OF DISCONTINUED OPERATIONS	(232,598)	-
PROVISION FOR INCOME TAXES	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(2,151,537)	982,386

NET LOSS	$(10,930,180)	$(4,229,745)

PREFERRED DIVIDENDS	339,346	465,537
CUMULATIVE EFFECT OF RESTATEMENT UNDER EITF 07-05	-	4,000
LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(11,269,526)	$(4,699,282)

BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE	$(0.40)	$(0.83)
BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE	$(0.10)	$0.14
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.50)	$(0.69)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	22,437,434	6,851,984

See accompanying notes to the consolidated financial statements

NEW LEAF BRANDS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

						Accumulated
					Additional	Other
	Preferred Stock		Common stock		Paid-In	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total
Balance December 31, 2007	598,558	$599	6,579,647	$6,580	$18,910,811	$(37,350)	$(16,136,167)	$2,744,473

Warrants issued with Debt					1,393,268			1,393,268
Conversion feature of debt					435,835			435,835
Commons stock issued for services			310,000	310	209,690			210,000

Common stock issued to acquire Skae Beverage International, LLC			1,444,444	1,444	1,298,556			1,300,000
Sales of preferred series J	20,000	20			199,980			200,000
Transaction cost on sales of Sereis J preferred shares					(33,210)			(33,210)
Stock-based compensation expense					345,582			345,582
Commons stock issued for dividends on Preferred stock			2,465	2	2,082			2,084
Conversion of Preferred series I for common stock	(5,000)	(5)	62,500	63	(58)			-
Dividend - benefical conversion feature of Series J preferred					23,715		(23,715)	-
Preferred dividend							(441,822)	(441,822)
Net Loss							(4,229,745)	(4,229,745)
Cumulative effect of restatement under EITF 07-05							(4,000)	(4,000)

Balance December 31, 2008	613,558	$614	8,399,056	$8,399	$22,786,251	$(37,350)	$(20,835,449)	$1,922,465

Preferred stock Series H Dividend paid in common stock			1,071	1	941			942
Preferred stock Series H Conversion into common stock	(23,558)	(24)	58,895	59	(35)			-
Warrants issued with Debt					812,606			812,606
Stock-based compensation expense					532,866			532,866
Commons stock issued for services			1,532,500	1,533	634,292			635,825
Cash exercise of Warrants			1,206,354	1,206	300,382			301,588
Conversion of Preferred series A,I and J for common stock	(590,000)	(590)	18,501,787	18,502	(17,912)			-
Conversion of debt into common stock by:
Accrued dividend			1,883,470	1,882	563,159			565,041
Accrued interest			2,856,573	2,857	711,286			714,143
Other accrued expenses			756,476	757	188,363			189,120
Notes payable			24,839,877	24,840	6,185,123			6,209,963
Exercise of warrants into common stock through cashless conversion			1,847,169	1,847	459,945			461,792
Common stock issued through a private placement			1,222,219	1,222	548,778			550,000
Preferred dividend							(339,346)	(339,346)
Net Loss						37,350	(10,930,180)	(10,892,830)

Balance December 31, 2009	-	$-	63,105,447	$63,105	$33,706,045	$-	$(32,104,975)	$1,664,175

See accompanying notes to the consolidated financial statements

New Leaf Brands, Inc.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2009	2008
Operating Activities:
Continuing operations
Net Loss continuing operations	$(8,778,643)	$(5,212,131)
Adjustments to reconcile net loss to cash used in continuing operating activities
Impairment of goodwill and other intangible assets	-	103,289
Depreciation & amortization	2,621,459	1,297,182
Write-off debt acquisition cost	74,951	-
Stock compensation expense	532,866	247,936
Stock issued for services	545,826	210,000
Change in fair value of derivatives payable	106,000	-
Realized loss on investment	37,600	-
Gain on extinquishment of debt	(324,988)	-
Changes in assets & liabilities:
(Increase) decrease in-
Accounts receivable	(76,053)	58,693
Inventory	(245,630)	221,339
Prepaid expenses	2,690	17,908
Accounts payable	73,686	177,077
Accrued liabilities	449,402	467,646

Net cash used in continuing operations	(4,980,834)	(2,411,061)
Discontinued operations
Net Income (loss) from discontinued operations	(2,151,537)	982,386
Adjustments to reconcile net loss to cash used in discontinue operating activities
Depreciation & amortization	39,047	105,381
Stock compensation expense	63,873	97,647
Changes in current assets & liabilities	369,712	(80,451)
Impairment of goodwill	3,250,000	-
Loss on sale of investment	232,598	-

Net cash provided by discontinued operations	1,803,693	1,104,963
Net cash used in operating activities	(3,177,141)	(1,306,098)

Investing Activites:
Continuing operations
Purchase of equipment	(7,592)	(100,353)
Purchase of net assets of Skae Beverage International LLC, net of cash acquired	-	(746,442)
Investment in Joint Venture	-	(68,868)

Cash used in continuing operations investing activities	(7,592)	(915,663)
Discontinued operations
Purchase of equipment	(2,120)	(44,576)
Proceeds from sale of discontinued operations, net	6,120,201	-

Cash provided by (used in) discontinued operations investing activities	6,118,081	(44,576)
Net cash provided by (used in) investing activities	6,110,489	(960,239)

Financing Activities:
Proceeds from notes payable	2,793,175	3,335,975
Proceeds from sale of common stock	550,000	-
Proceeds from issuance of preferred stock	50,000	150,000
Payment of dividends	(3,500)	(467,919)
Payments on line of credit, net	(1,853)	(81,260)
Principal payments on notes payable	(5,173,245)	(977,584)
Fees paid in connection with acquiring debt	-	(253,304)
Fees paid in connection with raising capital		(33,210)
Purchase of common stock by warrant holders	301,589	-

Net cash (used in) provided by financing activities	(1,483,834)	1,672,698

Change in cash & equivalents	1,449,514	(593,639)
Cash & cash equivalents beginning of year	98,410	692,049
Cash & cash equivalents end of period	$1,547,924	$98,410

Supplemental disclosures:
Cash paid during the period for:
Interest	$796,372	$661,579

NONCASH INVESTING AND FINANCING ACTIVITIES:
Net Liabilities acquired from Skae Beverage International, LLC	$-	$289,439
Accrued preferred stock dividends	339,346	183,241
Common stock issued in connection with acquisition	-	1,300,000
Conversion of preferred stock to common stock	5,585,000	50,000
Conversion of debt and accrued expense into common stock	5,420,090	-
Debt issued in connection with acquisition	-	2,100,000
Common stock issued in lieu of dividends	942	2,082
Value of warrants issued in connection with raising capital and debt	729,791	180,605
Exchange of common stock issued for services	635,825	210,000
Dividend on beneficial conversion feature series J Preferred stock	-	23,715

See accompanying notes to the consolidated financial statements

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include NEW LEAF BRANDS, INC. (“the Company”) and its wholly-owned subsidiaries Nutritional Specialties and Baywood New Leaf Acquisition, Inc.  Nutritional Specialties was acquired by the Company effective March 30, 2007 and Skae Beverage International LLC was acquired by Baywood New Leaf Acquisition, Inc. effective September 9, 2008.

The Company develops, markets and distributes healthy and functional ready-to-drink (“RTD”) beverages.  The Company distributes its products through independent distributors both internationally and domestically.

The Company incorporated as Baywood Financial, Inc. in Nevada on June 13, 1986.  In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.  Between 1992 and 1998, the Company directed most of its sales efforts to nutraceutical international markets. In 1999, the Company expanded its nutraceutical business into domestic markets.

On April 5, 2007, effective March 30, 2007, the Company acquired, through its acquisition subsidiary, substantially all of the assets, and assumed certain liabilities, of Nutritional Specialties for a purchase price of approximately $11,100,000.  Nutritional Specialties is a nutraceutical company that develops and markets over 350 nutraceutical products under the brand LifeTime® or LifeTime Vitamins®.  The Company caused its acquisition subsidiary to change its name to Nutritional Specialties, Inc., d/b/a LifeTime® and operated Nutritional Specialties as a separate, wholly-owned subsidiary.

On September 9, 2008 the Company acquired, though its acquisition subsidiary substantially all of the assets and assumed certain liabilities, of Skae Beverage International LLC for a purchase price of approximately $4,500,000. Skae Beverage International LLC was a branding and marketing company focusing on the ready to drink beverage market.  Skae’s premiere brand is New Leaf Tea.  The product comes in 12 organically-sweetened varieties, and  2 diet varieties.  Baywood New Leaf Acquisition Inc., d/b/a New Leaf is a separate, wholly-owned subsidiary of the Company.

On July 24, 2009, the Company entered into an Asset Purchase Agreement (“the Agreement”) with Nutra, Inc., a subsidiary of Nutraceutical International Corporation.   Pursuant to the Agreement, the Company sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of liabilities, a $250,000 retention and certain pre-closing working capital adjustments.  Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they have a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. The asset sale contemplated by the Agreement closed on October 9, 2009.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Baywood International, Inc. changed its name effective October 16, 2009 to New Leaf Brands, Inc. to reflect the change in strategic direction with the sale of Baywood International, Inc.’s nutraceutical businesses on October 9, 2009. The name change was effective in the market at the open of business October 19, 2009, at which time the Company’s ticker symbol changed from BAYW.OB to NLEF.OB.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles ( GAAP). These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

Going Concern

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company had a working capital deficiency of $2,592,838 and an accumulated deficit of $32,104,975 at December 31, 2009.  The Company had material operating losses and has not yet created positive cash flows from operations.  The Company’s ability to generate profitable operations is uncertain.  The Company has a significant amount of debt payable in 2010 and at December 31, 2009 was not in compliance with certain financial covenants related to debt agreements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  As discussed above, the Company divested of its nutraceutical business in 2009.  The Company intends on focusing on growing its ready-to-drink beverage business.  Management believes that focus on this line of business will allow the Company to grow the business and generate profits in the future.  However, the Company cannot provide any assurance that profits from operations will generate sufficient cash flow to meet its working capital needs and service its existing debt.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Reclassifications

Certain prior year amounts on the consolidated statement of operations for the year ended December 31, 2008 have been reclassified to reflect the Company’s nutraceutical businesses as discontinued operations.

Comprehensive Income

The Company accounts for its Comprehensive Income under the Topic of the Codification (ASC Topic 220-10), “Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components within the financial statements.  Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss).  The Company’s comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities.

Cash and Equivalents

The Company considers cash to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Reserves
The following table summarized the activity in the reserves for allowance for doubtful accounts for the years ended December 31:

Period	Balance beginning of the year	Charges to cost and expenses	Deductions	Balance end of the year
December 31, 2009	$256,323	$57,364	$223,687	$90,000
December 31, 2008	$2,166	$274,485	$20,328	$256,323

Inventories

Inventories consist primarily of raw material and finished product and are recorded at the lower of cost or market on an average cost basis. Raw material includes: material, packaging and labeling materials. The Company does not process raw materials, but rather has third-party suppliers formulate, encapsulate and package finished goods.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management analyzes inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable. Management’s estimate of a fair market value is inherently subjective and actual results could vary from our estimate, thereby requiring future adjustments to inventories and results of operations.

	December 31, 2009	December 31, 2008
Raw material	$91,352	$289,948
Finished goods	394,537	927,202
	$485,889	$1,217,150

Marketable Securities

The Company accounts for its marketable securities under Investment – Debt and Equity Topic of the Codification (ASC Topic 320-10), which requires certain securities to be categorized as either trading, available-for-sale or held-to-maturity.  Based on the Company’s intent to invest in the securities at least through a minimum holding period, the Company’s available-for-sale securities are carried at fair value with net unrealized gain or loss recorded as a separate component of stockholders’ equity. Held-to-maturity securities are valued at amortized cost.  If a decline in fair value of held-to-maturity securities is determined to be other than temporary, the investment is written down to fair value.

Property, Equipment and Depreciation

Property and Equipment consisted of the following at December 31,

	2009	2008
Furniture and fixtures	$26,074	$20,947
Computers	112,601	116,487
Equipment	16,084	79,572
Leasehold improvements	-	13,656
Total	$154,759	$230,662
Less: Accumulated depreciation	43,728	29,650
Net property and equipment	$111,031	$201,012

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over the lesser of the estimated useful life of five to seven years or the remaining term of the underlying lease. Depreciation expense from continuing operations for the years ended December 31, 2009 and 2008 was $28,959 and $33,098, respectively.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and other intangibles

Goodwill and other intangible assets resulted from the March 30, 2007 acquisition of certain net assets from Nutritional Specialties, Inc. and the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC. The terms of the acquisition agreement for Skae Beverage International Inc. included an earn-out.  During 2009, the amount of the earn-out to be $260,000. This amount was added to the Brand Value – New Leaf Tea, as the valuation indicated the brand value exceeded the original purchase price.  Goodwill and intangible assets consisted of the following at December 31, 2009 and 2008:

	Goodwill- Nutritional Specialties, Inc.	Brand Value – Nutritional Specialties, Inc.	Brand Value – New Leaf Tea	Customer list- Nutritional Specialties, Inc.	Total
Asset value at December 31, 2008	$8,917,068	$303,400	$4,500,824	$322,600	$14,043,892
Accumulated amortization as of December 31, 2008	$-	$53,092	$112,500	$112,913	$278,505
Net asset value at December 31, 2008	$8,917,068	$250,308	$4,388,324	$209,687	$13,765,387

Asset value at December 31, 2009	$-	$-	$4,760,824	$-	$4,760,824
Accumulated amortization as of December 31, 2009	$-	$-	$562,500	$-	$562,500
Net asset value at December 31, 2009	$-	$-	$4,198,324	$-	$4,198,324

The Company evaluates its goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of  Goodwill and Other Topic of the Codification (ASC Topic 350-10), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the Company’s goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. The loss from discontinued operations includes loss on sale of $3,482,598 and, the impairment of Nutritional Specialties, Inc. intangible assets and goodwill. On October 9, 2009, the Company completed the sale of the Lifetime and Baywood brands of products, which is discussed further in Note 12.

The brand value (including Trademarks and Trade Names) of continuing operations are being amortized over a ten year period.  Amortization expense for the years ended December 31, 2009 and 2008 was $450,000 and $112,500, respectively.  The aggregate amortization for the years ended December 31, 2010 through December 31, 2014 and years thereafter is as follows:

Year	Amortization

2010	$482,500
2011	482,500
2012	482,500
2013	482,500
2014	482,500
Thereafter	1,785,824
Total	$4,198,324

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Cost

In conjunction with certain loans, the Company incurred costs including the issuance of warrants to purchase the Company’s Common Stock.  This additional consideration is being amortized over the term of the loans using the straight line method which approximates the effective interest method.  At December 31, 2009 and 2008, deferred financing costs, net of accumulated amortization, were $0 and 470,572 respectively.  The amortization expense for the years ended December 31, 2009 and 2008 was $470,572 (including $74,591 which was expensed as the related loans that were paid in October 2009) and $294,925, respectively.

Derivatives

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
The Company originally estimated the fair value of these warrants using a Black-Scholes-Merton valuation model. The same valuation model approach is applied to the market price of the Company’s common stock at January 1, 2009 and December 31, 2009 to determine the amount of the derivative relative to the down round protection. The fair value of these derivatives at January 1, 2009 was $4,000 and at December 31, 2009 was $110,000. The change in this derivative value of $106,000 was included in the consolidated statement of operations as a change in fair value of derivative payable for the year ended December 31, 2009. The Company considers these derivative instruments as used for the purpose of securing financing.

In August 2009, pursuant to agreements between the Company and individual warrant holders the Company offered the warrant holders the opportunity to exercise their warrants at an exercise price of $0.25 per share or to exercise their remaining warrants on a cashless basis into common shares.

Additionally, pursuant to agreements between the Company and individual note holders, the Company offered the note holders a lower conversion price of certain outstanding notes and accrued interest to $0.25, with an effective date of August 31, 2009. The Company completed the conversion of the notes into common stock for those investors who agreed to exercise this conversion right utilizing the reduced conversion price.

Certain notes issued by the Company are convertible at the option of the holder. These notes were fully paid or converted to Common Stock in the fourth quarter of 2009. The fair value of these derivatives at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adopting ASC Topic 815-40. The change in fair value of the derivatives to zero as of December 31, 2009 was included in financing cost for the year then ended. The Company considers these derivative instruments as used for the purpose of securing financing.

The Company has a note agreement with a related party that specifies that if the Company is in default, the Company must pay to the holder additional compensation.  The fair value of this derivative at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adoption ASC Topic 815-40 The fair value at December 31, 2009 was zero. The change in this derivative value of $2,000 was included in financing cost for the year then ended. The Company considers this derivative instrument as used for the purpose of securing financing.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Under the Compensation Topic of the Codification (ASC Topic 718-10), the Company is required to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.

The Company granted stock options and issued restricted stock in the years ended December 31, 2009 and 2008.  Accordingly, compensation cost has been recognized for the stock options and restricted stock granted to employees and vendors in the years ended December 31, 2009 and 2008 of $468,993 and $345,581, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

	2009	2008
Dividend yield	-	-
Volatility	105% to 115%	103% to 115%
Risk free interest rate	0.32% to 3.04%	1.94% to 3.62%
Estimated option life	3.5 – 7 Years	5 – 7 Years
Forfeiture rate	8%	8%

The volatility assumption for options and the liquidity discount on restricted stock is based on management’s estimate reflecting the thinly traded nature of our OTC securities and the high relative ownership of management and directors.  As such for 2009, management’s estimate is based on the monthly changes in stock price.  The estimated option life assumption approximates the “safe harbor” method described in SAB 107 which considers the weighted average vesting period and the contract term.  The forfeiture rate assumption uses the Company’s past experience of option participants exercising options granted as management believes this represents the expected future activity.
Income Taxes

The Company accounts for income taxes under the liability method under the Income Taxes Topic of the Codification (ASC Topic 740-10).  Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.  The Company establishes a valuation allowance for the uncertainty related to its ability to generate sufficient future taxable income to utilize the net operating loss carryforwards and other deferred items.  At December 31 2009, federal and state net operating loss carryforwards were approximately $22,700,000 and $17,000,000, respectively.  The Company has not used any of the net operating loss carryforwards.

Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  The Company has adopted the Earnings Per Share Topic of the Codification (ASC Topic 260-10). Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share may not been presented if the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. A detail calculation of net loss per share is discussed in note 3.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and promotional expenses for retail placements for certain products.  The Company expenses advertising costs as incurred or the first time the advertising takes place.  Advertising expense from continuing operations totaled approximately $403,000 and $16,000 for the years ended December 31, 2009 and 2008, respectively, and is included in marketing expenses in the accompanying consolidated statements of operations.

Shipping & Handling Expenses

Under the Revenue Recognition Topic of the Codification (ASC Topic 605-45), all amounts billed to customers in a sales transaction for shipping and handling are classified as revenue.

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

The Company evaluates the recoverability of property and equipment and intangibles not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future net cash flows expected to result from the use of the asset or group of assets.  If the estimated undiscounted future net cash flows are less than the carrying value of the asset or group of assets being reviewed, an impairment loss would be recorded.  The loss would be measured based on the estimated fair value of the asset or group of assets compared to the carrying value.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each warrant grant on the date of grant using the Black-Scholes option-pricing model.  The warrant estimates are based on the following assumptions for the years ended December 31:

	2009	2008
Dividend yield	-	-
Volatility	103% to 106%	99% to 115%
Risk free interest rate	1.97% to 2.9%	2.6% to 3.0%
Term	5 years	5 years

The Company accounts for the beneficial conversion feature of debt and preferred stock under the Debt Topic of the Codification (ASC Topic 470-20) using intrinsic value method measure at the date of the note.

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

In June 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF No. 07-05").  EITF No. 07-05 was issued to clarify the determination of whether an instrument including an embedded feature is indexed to an entity's own stock, which would qualify as an exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption for an existing instrument is not permitted.  This topic is under the Derivatives and Hedging Topic of the Codification (ASC Topic 815-10) and the Company reflected a $4,000 cumulative effect of restatement for the period ending December 31, 2008.

In May 2008 the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).  APB 14-1 requires companies to separately account for the liability and equity components of convertible debt instruments to reflect the nonconvertible debt borrowing rate at fair value.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  While early adoption is not permitted, APB 14-1 will apply retrospectively for all periods presented. This topic is under the Debt Topic of the Codification (ASC Topic 470-20) the Company had no such instruments.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – NET LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted loss per share for the years ended December 31, 2009 and 2008 because the effect of their inclusion would be anti-dilutive.

	2009			2008
	Loss	Shares	Per share	Loss	Shares	Per share
Net (loss)	(10,930,180)			$(4,229,745)
Preferred stock dividends	(339,346)			(465,537)

Basic loss per share

Loss available to Common Stockholders	(11,269,526)	22,437,434	$(0.50)	$(4,695,282)	6,851,984	$(0.69)

Effect of dilutive securities		N/A		N/A

Diluted loss per share		22,437,434	$(0.50)		6,851,984	$(0.69)

Preferred stock convertible to 7,483,044 shares of Common Stock, warrants and options to purchase 9,668,759 shares of Common Stock and notes convertible into 3,256,862 shares Common Stock were outstanding at December 31 2008. Warrants and options to purchase 4,789,304 shares of Common Stock were outstanding at December 31, 2009. These securities were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable. Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns.  The allowance for uncollectible  is estimated based on detail review of the open receivables, accounts at December 31, 2009 and 2008 was $90,000 and $256,323, respectively.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY NOTES PAYABLE

Related party notes payable at December 31, consisted of the following:

Description	2009	2008
Short-term
Current portion of notes payable to officer and a director of the Company	$-	$1,587,321
Notes payable to a director. Unsecured note bearing interest at 10% per annum and are due June 2010.	150,000	-
Note payable to officers bearing interest at 12% per annum, unsecured and past due	-	47,191
Less: Debt Discount	(59,273)	-

Total short term related party notes payable	$90,727	$1,634,512

Long-term
Note payable to an officer of the Company, bearing interest at 8% per annum, unsecured and matures on March 31, 2009	$-	$87,500
Notes payable to an officer of the Company and officers family, bearing interest at 8% per annum, unsecured and matures on various dates to September, 2013	-	2,100,000
Note payable bearing interest at 8%, held by an officer of the Company and convertible into common stock of the Company, unsecured and matures on March 31, 2009	-	25,000
Notes payable to a director. Unsecured note bearing interest at 12% per annum through the 2008 Bridge financing	-	125,000
Note payable to a director bearing interest at 10%, unsecured and matures on February 28, 2009	-	500,000
Note payable to a Officer. Unsecured note bearing interest at 12% per annum and is due July 2009.	-	200,000
Note payable to a director. Unsecured note bearing interest at 12% per annum and is due April 2009.	-	200,000
Notes payable to a director. Unsecured note bearing interest at 10% per annum and are due January 2009.	-	350,000

Carrying value of Long-term notes payable	-	3,587,500
Less: Debt Discount		(150,179)
Total long term debt related parties	-	3,437,321
Less: current maturities		1,587,321
Long-term portion	$-	$1,850,000

As described in Note 7, the Company converted most of the debt due related party into Common Stock of the Company effective August 31, 2009.
Interest expense in the years ended December 31 2009 and 2008 amounted to $246,300 and $180,837, respectively.  The weighted average interest rate for all short term borrowings was 16.3% for 2009 and 17.9% for 2008.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 9, 2008 as part of the acquisition of certain assets of Skae Beverage International LLC, the Company issued to the Skae Family and Friends $1,000,000 Notes which accrued interest at a rate of 8% per year; a $1,000,000 and $100,000 convertible subordinated notes to Skae Beverage International LLC which accrued interest at a rate of 8% per year.  The Skae Family and Friends notes were payable as to (i) no less than $25,000 and no more than $50,000 every three months commencing on the first anniversary of the issuance date and (ii) any and all remaining principal and any accrued but unpaid interest are due in a single lump sum on the fifth anniversary of the issuance date.  Any interest accrued during the 12 month period following issuance shall be due and payable in arrears on the first anniversary of the date issued. Any accrued interest during the 48 months following the first anniversary of the issuance shall be payable in arrears in quarterly installments on each three-month anniversary of the first anniversary of the date issued. The Company may prepay the Skae Family and Friends Notes in whole or in part at any time without premium or penalty or discount, together with accrued interest to the date of payment on the principal amount prepaid. Upon an event of default, the holder may convert all or any portion of the Skae Family and Friends Note into shares of our restricted Common Stock at an initial conversion price of the greater of (i) 60% of the average of the last reported closing price of a share of our Common Stock for the 20 business days immediately preceding such day of determination, and (ii) $0.85, subject to adjustment.  In order to prevent dilution, if (i) is lower than (ii) on the day of conversion, the Company must pay to the holder additional compensation as set forth in the Skae Family and Friends Note. Upon the happening of any event of default, the entire principal and all accrued but unpaid interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.  The $1,000,000 Note and the $100,000 Note, together the “Notes,” have substantially similar terms except with respect to the principal amount, conversion and prepayment.  The $1,000,000 Note is convertible in whole or in part into shares of our restricted Common Stock at any time, however the Company may prepay the $1,000,000 Note at any time without penalty, together with accrued interest to the date of payment on the principal amount prepaid.   The $100,000 Note is convertible in whole or in part at any time from and after September 8, 2009 into shares of our restricted Common Stock.   Both Notes are convertible at $1.50 per share, subject to adjustment. The Notes are payable in full on the fifth anniversary of the issuance date.  Notwithstanding the foregoing, Skae Beverage International has the right, exercisable by notice in writing at any time on or after February 28, 2009, to declare $150,000 of the of the principal amount of the $1,000,000 Note to be due and payable on March 31, 2009, if such amount is requested by Skae Beverage International or Eric Skae to satisfy liabilities arising from the transactions contemplated by the Asset Purchase Agreement.  Interest accrues on the Notes at a rate of 8% per year.  Any interest accrued during the 12 month period following issuance is due and payable in arrears on the first anniversary of the date of issuance.  Any accrued interest during the 48 months following the first anniversary of the issuance is payable in arrears in quarterly installments on each three-month anniversary of the first anniversary of the date of issuance.  Upon the happening of any event of default, the entire principal and all interest thereon, at the option of the holder, may be declared and thereupon shall become immediately due and payable.

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

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 20, 2009, the Company entered into a transaction with Eric Skae, the Company’s Chief Executive Officer and Chairman of the Board, whereby it issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share, with an expiration date of March 20, 2014.  The value of the warrant was $31,285 and was accounted for as debt discount.  The Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note.  Interest accrues on the Note at a rate of 18% per year.  Between March 30, 2009 and October 12, 2009, the Company made payments to Mr. Skae on outstanding debt, including $325,000 due on the 18% Note.

On March 26, 2009, the Company entered into a transaction with Mr. Tawes, a member of the Company’s Board of Directors, whereby Mr. Tawes provided financing to the Company in the amount of $113,357 in exchange for a 12% Subordinated Note and a warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $0.85 per share, with an expiration date of March 26, 2014.  The value of the warrant was $39,727 and was accounted for as debt discount. The Note was due on September 26, 2009.

On October 14, 2009, Mr. Tawes, a member of the Company’s Board of Directors agreed to convert all of his outstanding notes totaling $2,798,357, including accrued interest of $300,022, and 1,369,792 warrants, including those described above, into an aggregate of 10,993,516 shares of the Company’s common stock at a conversion rate of $0.25 per share ($2,448,357 in principal plus $300,022 in interest divided by $0.25 per shares) and agreed to receive $200,000 in cash, a $150,000 10%  unsecured note due in June 2010 and a warrant to purchase 350,000 shares of the Company’s common stock with an exercise price of $0.25, with an expiration date of in October 2014.  The fair value of these warrants of $82,817 was recorded as debt discount.  Mr. Tawes assigned the warrants to third parties, including 150,000 warrants to David Tsiang who is also a member of the Company’s Board of Directors.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on this related party notes as of December 31, 2009:

Year Ending December 31,	Principal Maturities
2010	$150,000
2011	-
2012	-
2013	-
2014	-
Total	$150,000

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHORT-TERM DEBT

Short-term debt at December 31, consisted of the following:

Description	2009	2008
Notes payable bearing interest at 10%, secured and matures on May 24, 2010	$1,500,000	$-

Bank credit line due in monthly installments of principal and interest based on outstanding balance at a rate of 1% over prime per annum of 4.25% at December 31, 2008 until maturity, is secured by all business assets, maximum borrowing capacity of $500,000.	-	498,368
Bank credit line due in monthly installments of principal and interest based on outstanding balance at a rate of 5% over prime per annum of 8.25% at December 31, 2008 until maturity, is secured by all business assets, maximum borrowing capacity of $3,000 at December 31, 2008.	-	1,853

Total	1,500,000	500,221
Less: Debt Discount	(71,000)	-

Total Short-term Other	$1,429,000	$500,221

On November 24, 2009, the Company completed a private placement of 15 Units.  Each Unit consisted of $100,000 principal amount of 10% Senior Secured Notes, referred to as “Notes,” and 24,000 shares of our common stock.  The Units were sold to accredited investors in exchange for $100,000 per Unit.  Our gross proceeds from the private placement were $1,500,000 and we agreed to issue an aggregate of $1,500,000 principal value of Notes and 360,000 shares of our common stock , value at fair value of $0.25 per share.  The fair value of the common stock of $90,000 was recorded as debt discount.  Amortization of this debt discount of $19,000 is recorded in the consolidated statements of operations for the year ended December 31, 2009.  The Notes bear interest at a rate of 10% per year and are payable monthly beginning on December 21, 2009 and thereafter payable on the 19th of each month or, if the 19th is not a business day, payable on the next business day.  The Notes mature on May 24, 2010 or in the event of (i) the consummation by the Company of a merger, business combination, sale of all or substantially all of the Company’s assets or other change of control; or (ii) the Company securing a bank financing for working capital and when accomplished the funds will first be used to pay off the note holders fully. If the bank financing does not materialize or is insufficient to pay the Notes, future financings will first be used to pay off the notes or (iii) following the closing of any equity or debt financing (but excluding a Friends and Family Offering or Operational Finance) by the Company. In addition, a Friends and Family Offering (defined as a Company marketed best-efforts equity offering of up to $1,500,000 that closed February 22 , 2010) will not require a prepayment of the Notes and an Operational Finance (defined as any financing for normal daily operations) will not require a prepayment of the Notes.  The Company has the right to redeem all or a portion of the Notes for cash at any time without premium or penalty.  In each case, upon at least two business days prior notice, we will pay a purchase price plus accrued and unpaid interest, if any, to but not including the purchase date. The obligations of the Company under the Notes are secured by all accounts receivable and inventory present and after acquired of the Company and each subsidiary to be shared on a pari-passu basis relative to the number of Notes purchased by each Holder up to an aggregate total of $1,500,000 plus any accrued and outstanding interest on the Notes.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

Description	2009	2008
Other
Notes payable to a bank, bearing interest at Prime plus 2 points (5.25% at December 31, 2008), has senior debt priority, secured by all business assets, guaranteed by a director of the Company and matures July 9, 2009	$-	$1,916,667
Note payable to a bank, bearing interest at 9.75% per annum, has senior debt priority, secured by all business assets and matures on April 1, 2010, Company is in default on certain financial covenants.	-	1,338,011
Note payable bearing interest at 10%, unsecured and matures on February 28, 2009	-	500,000
Notes payable bearing interest at 8% per annum, unsecured and mature on March 31, 2009	87,500	87,500
Note payable bearing interest at 8% convertible into common stock of the Company, unsecured and matures on March 31, 2009	125,000	125,000
Notes payable bearing interest at 12%-28% per annum, are unsecured and mature June 2003 through June 2010.	77,371	130,325
Convertible notes payable – Other. Unsecured notes bear interest at 20%-30% per annum due January 2009.	-	240,000
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013	822,920	899,511
Capitalized equipment lease	-	2,117
Equipment loan bearing interest at 11% per annum, mature in November 2013	65,459	77,237
Notes payable bearing interest at 36% per annum, are unsecured and mature January 2009.	-	200,000
Notes payable. Unsecured note bearing interest at 12% per annum through the 2008 Bridge financing, a director has granted $1,635,000 of these notes.	-	2,340,000
Carrying value of Long-term notes payable	1,178,250	7,856,368
Less: Debt Discount	$-	(824,365)
Total long-term debt other	1,178,250	7,032,003
Less current maturities	1,125,908	6,168,114
Long-term debt other	52,342	$863,889

Interest expense in the years ended December 31 2009 and 2008 amounted to $1,042,752 and $656,134, respectively.  The weighted average interest rate for all short term borrowings was 18.5% for 2009 and 17.9% for 2008.

On April 4, 2008, the Company commenced a private placement of Units, referred to as the April 2008 Bridge Financing.  Each Unit consisted of (i) $50,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 31,250 shares of the Company’s Common Stock at a price per share of $0.80 which expire April 4, 2013.  The 12% Subordinated Notes mature on the earlier of (i) 12 months after initial issuance, (ii) upon the consummation by the Company of a debt or equity financing in which the Company receives at least $3,000,000 in gross proceeds, referred to as a Qualified Placement, or other change of control. The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Company paid Northeast Securities, Inc., the placement agent for the sales of Units in the 2008 Bridge Financing, a fee of 7% of the gross proceeds, and is accounted for as debt discount noted in the above table, received by the Company.  16.6 Units have been sold to qualified investors for gross proceeds of $830,000. By December 31, 2009 these Units were converted into 2,820,000 shares of Common stock.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 5, 2008, the Company commenced a private placement of Units, referred to as the September 2008 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 117,647 shares of the Company’s Common Stock at a price per share of $0.85 which expire September 5, 2013.  The 12% Subordinated Notes mature on the earlier of (i) September 4, 2009, and (ii) the consummation by the Company of a debt or equity financing or series of debt or equity financings in which the Company receives at least $4,000,000 in gross proceeds, referred to as a Qualified Placement.  The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Units consisted of a beneficial conversion feature of $435,836, based on the intrinsic method and amortized over one year using the straight line method which approximates the effective interest method.  The Company paid Northeast Securities, Inc., the placement agent, for the sales of Units in the September 2008 Bridge Financing a fee of 9% of the gross proceeds received by the Company, accounted for as debt discount noted in the above table, and warrants to purchase 153,884 shares of the Company’s Common Stock at a price per share of $0.85 which expire September 5, 2013.  A total of 16.35 Units were sold to qualified investors for gross proceeds of $1,635,000. In October 2009 the owners of $1,485,000 exercised there put on the member of our Board of directors and the remaining $150,000 Units were converted into 600,000 shares of Common Stock.

On December 3, 2008 the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719 which matures by December 2013.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing A.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share, which expire February 2014.  The 12% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 12% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.   As of February 11, 2009, 1 Unit was sold to a qualified investor for gross proceeds of $100,000. Effective August 31, 2009 this unit was converted into 400,000 shares of Common Stock.

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes; and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.85 per share, which expire February, 2014.  The 3% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.   As of February 11, 2009, the closing date of the offering, 3 Units were sold to a qualified investor for gross proceeds of $300,000. Effective August 31, 2009 these units were converted into 1,200,000 shares of Common Stock.

On April 29, 2009, the Company commenced a private placement of Units, referred to as the April 2009 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.40 per share, principal amount of a 3% Subordinated Note which expire May 2014.  The 3% Subordinated Notes mature on the earlier of (i) September 30, 2009; or (ii) upon the closing of a transaction to sell our wholly-owned subsidiary, Nutritional Specialties, Inc. Principal repayments were made in June 2009 of 17% of the principal amount and accrued interest under the 3% Subordinated Notes, then 25% in August 2009 and the balance in September 2009.  As of May 1, 2009, the closing date of the offering, 4.5 Units had been sold to qualified investors for gross proceeds of $450,000. During the year 2009 $279,175 were repaid to investors and the remaining $170,825 was converted into 683,297 shares of Common Stock.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also converted certain of our outstanding notes and warrants into common stock pursuant to agreements between certain holders and the Company.  The individual agreements provide that the holders’ existing securities will be exchanged for new securities and that defaults and obligations under such existing securities, if any, will be waived.  Further, the Company offered warrant holders the opportunity to exercise their outstanding warrants at an exercise price of $0.25 per share using funds owing to the holder from the Company, or to exercise the warrants on a cashless basis.  The Company also offered debt holders the opportunity to convert the Company’s existing debt obligations to the debt holder, at a conversion rate of $0.25 per share, into shares of our common stock.  These debt holders were also given the opportunity to apply such existing debt to payment of the exercise price of warrants held by that debt holder.  As of December 31, 2009, we have agreed to convert an aggregate of $6,924,106 of notes and accrued interest into an aggregate of 27,696,450 shares of our common shares at a conversion rate of $0.25 per share. Additionally, the Company received $301,588 from warrant holders for the exercise of 1,206,354 warrants into our common stock at an exercise price of $0.25 per share and through a cashless exercise has converted 3,232,707 warrants into 1,847,169 shares of common stock.

On October 9, 2009, contemporaneous with the sale of Nutraceutical businesses, the Company agreed with California Trust Company, the successor to Vineyard Bank to pay $3,600,000 in complete and full settlement of the debt and accrued interest due the bank in the amount of $3,924,988.The $324,988 is reflected as gain on extinguishment of debt in December 31, 2009

The Company is in negotiation with certain former shareholders of Nutritional Specialties, Inc. The value of these notes as of December 31, 2009 in the aggregate amount of $1,035,920. As of March 29, 2010 the Company is in default and therefore this amount is reflected as currently due.

The Company reviewed the terms of its convertible debt agreements and concluded that certain debt under ASC Topic 815-40 have embedded derivatives under the Derivatives and Hedging Topic of the Codification (Topic 815-10). Management estimates that sufficient authorized shares exist to cover issuances of and conversions into common stock.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these note as of December 31 2009:

Year Ending December 31,	Principal Maturities
2010	$1,125,909
2011	15,821
2012	17,567
2013	18,953
2014	-
Total	$1,178,250

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS EQUITY

RESTRUCTURING

During the third and fourth quarters of the fiscal year ending December 31, 2009, the Company initiated a restructuring of the balance sheet by converting our preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock.  On October 20, 2009, pursuant to the approval by the Company’s preferred stock holders and the Board of Directors, the Company filed Certificates of Amendment to the Certificates of Designation of our Class A Preferred Shares (the “Series A Preferred Stock”), our Series I 8% Cumulative Convertible Preferred Stock (the “Series I Preferred Stock”), and our Series J 6% Redeemable Convertible Preferred Stock (the “Series J Preferred Stock”) (together, the “Amendments”).  The Amendments have the effect of causing the outstanding shares of our Series A, Series I and Series J Preferred Stock to be converted into shares of our common stock, with an effective date of August 31, 2009.  Pursuant to the Amendments, on October 21, 2009, the Company converted 35,000 shares of Series A Preferred Stock into 1,750 shares of common stock, 535,000 shares of Series I Preferred Stock plus $557,041 in accrued dividends into 19,690,172 shares of common stock and 20,000 shares of Series J Preferred Stock plus $8,000 in accrued dividends into 693,335 shares of common stock. The conversion price of $0.30 per share and based on the estimate of fair value of $0.25 per share the company recognized no loss on the conversion.

The Company also converted certain of our outstanding notes and warrants into common stock pursuant to agreements between certain holders and the Company.  The individual agreements provide that the holders’ existing securities will be exchanged for new securities and that defaults and obligations under such existing securities, if any, will be waived.  Further, the Company offered warrant holders the opportunity to exercise their outstanding warrants at an exercise price of $0.25 per share using funds owing to the holder from the Company, or to exercise the warrants on a cashless basis.  The Company also offered debt holders the opportunity to convert the Company’s existing debt obligations to the debt holder, at a conversion rate of $0.25 per share, into shares of our common stock.  These debt holders were also given the opportunity to apply such existing debt to payment of the exercise price of warrants held by that debt holder.  As of December 31, 2009, we have agreed to convert an aggregate of $6,924,106 of notes and accrued interest into an aggregate of 27,696,450 shares of our common shares at a conversion rate of $0.25 per share. Additionally, the Company received $301,588 from warrant holders for the exercise of 1,206,354 warrants into our common stock at an exercise price of $0.25 per share and through a cashless exercise has converted 3,232,707 warrants into 1,847,169 shares of common stock. Based on the estimate of fair value of $0.25 per share the company recognized no loss on the conversion.

In the determination of fair value the Company considered that the historical volatility of the common stock for the 5 month period prior to August 31, 2009 was 247% above the 35% volatility of the companies derived under the Guideline Publicly-Traded Company method and therefore the Company’s share price as a proxy for value of the Common Stock. In estimating fair value the Company utilized the Discounted Cash Flow method and the Guideline Publicly-Traded Company Method to determine fair value. The Discounted Cash Flow method utilized a prospective financial analysis of the estimated future un-levered net cash flows and Company cost of capital. The Cost of Capital considered the risk-free rate of 4.1% equity risk, firm specific risk, industry risk and size premium of 10.5%. The Guideline Publicly-Traded Company method is derived from the trading prices of companies in a similar line of business that is actively traded. Revenue multiples for comparable companies had a range between 0.7x to 4.2x with a median of 1.6x and average of 2.0x. Earnings before interest, taxes, depreciation and amortization of comparable companies had a range between 8.2x to 22.2x with a median of 11.7x and average of 12.1x.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREFERRED STOCK

During the year ended December 31 2008, the Company issued 20,000 Series J Preferred Shares.  5,000 of these shares were subscribed under a subscription agreement dated December 17, 2008 for which payment was received January 13, 2009.  Also in 2008, 5,000 shares of Series I Preferred Shares were converted to 62,500 common shares. On January 26, 2009, we advised our Preferred Shareholders that we will be suspending the preferred dividends as of December 31 2008.  These dividends are cumulative and will resume when our Company is adequately funded and is generating positive cash flows from operations.

In January 2009, a shareholder converted 23,558 Series H Preferred Shares into 58,895 common shares and was issued an additional 1,071 common shares as payment of the Series H dividend.  Effective August 31, 2009, the Series A, I and J preferred stock, and accrued dividends owing on the Series I and J preferred stock, were converted into an aggregate of 20,385,257 shares of common stock.  The Series A preferred stock was convertible into the number of common shares determined by dividing the total number of shares of Series A preferred stock held by each holder, by 20. The Series I preferred stock was convertible into the number of shares of common stock determined by dividing the aggregate stated value held by each holder by a fixed conversion price of $0.30 per share. Fractional shares were rounded up to the nearest whole share. The Series J preferred stock was convertible into the number of shares of common stock determined by dividing the aggregate stated value held by each holder by a fixed conversion price of $0.30 per share. Fractional shares were rounded up to the nearest whole share.

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

PREFERRED STOCK OUTSTANDING

The Company has four series of Preferred shares outstanding.  The total authorization for all classes of Preferred stock is 10,000,000 shares. As of December 31, 2009 there were no outstanding Preferred shares. Set forth below is a description of each such series or class of Preferred stock.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series I 8% Cumulative Convertible Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock designated as Series I 8% Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), $0.001 par value per share, of which 535,000 shares are issued and outstanding.  Each share of Convertible Preferred Stock has a stated value per share of $10 (the "Stated Value").  The Convertible Preferred Stock is senior to the Company’s Common Stock with respect to the right to receive proceeds on liquidation or redemption and is junior to all indebtedness of the Company.  Dividends accrue at the rate of 8% per annum, payable quarterly in cash, and are due and payable unless and to the extent that funds are not legally available to the Company to pay dividends.  Dividends not paid shall accrue on a cumulative basis and are payable upon a Liquidation Event, as defined below, and upon a conversion of the Convertible Preferred Stock, unless converted into Common Stock at the option of the holder.  At December 31, 2008 the Company had accumulated undeclared dividends related to Series I Preferred stock of $58,637. On August 31, 2009 accumulated undeclared dividends related to Convertible Preferred Stock were converted into Common stock of the company at $0.30 per share. At the option of the holder, one share of Convertible Preferred Stock may be converted into 250 shares of Common Stock at any time at a conversion price of $0.80 per share (the “Conversion Price”), subject to anti-dilution and other customary adjustments summarized below.  In the event any dividend shall not be paid in full when due (after a 10-day grace period), then for each quarterly period or portion thereof that such dividend shall not be paid in full, (i) the conversion price will be reduced by $0.05 (5 cents) but shall not be reduced below a conversion price of $0.60 per share (the “Special Conversion Price Adjustment”); and (ii) the dividend rate shall be increased by 50 basis points (1/2 of 1%), but shall not exceed a dividend rate of 10% per annum. As of December 31 2008 the Company was late in payment certain dividends and has accrued $11,737 of additional dividends payable. The Convertible Preferred Stock will convert automatically into shares of Common Stock upon the closing of an underwritten public offering by the Company in which (i) gross proceeds to the Company are equal to or greater than $10 million and (ii) the price per share of the Common Stock sold in such public offering is equal to or greater than the then-current Conversion Price.  At any time after March 12, 2008, the Company has the right to cause the mandatory conversion of the Convertible Preferred Stock into shares of Common Stock if the “Current Stock Price” (as hereinafter defined) exceeds 500% of the then-current Conversion Price in effect in any consecutive 30-day trading period.  This right may be exercised upon written notice delivered within 60 days of the end of such 30-day trading period.  At the sole option of the holder, upon conversion of the Convertible Preferred Stock, accrued and unpaid dividends also may be converted into shares of Common Stock at the Conversion Price.  “Current Stock Price” means the closing sale price (or if no closing sale price is reported, the average of the closing bid and closing ask prices or, if more than one in either case, the average of the average closing bid and average closing ask prices) as reported in composite transactions for the principal United States securities exchange on which the Common Stock is traded or, if the Common Stock is not listed on a United States national or regional securities exchange, as reported on the OTCBB.  The Conversion Price (including the Special Conversion Price Adjustment) is subject to adjustment for stock splits, stock dividends, reverse stock splits, recapitalizations, and classifications. Further, in the event that the Company should issue shares of Common Stock at an effective price per share less than $0.80, the Conversion Price shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of Common Stock at such lower effective price on a fully-diluted basis, provided, however, that no such adjustment shall be made in the case of certain excluded issuances, including (a) shares of Common Stock issued upon conversion of the Convertible Preferred Stock or exercise of the Warrants or in lieu of accrued but unpaid dividends, (b) securities issued upon the exercise of or conversion of convertible securities, options or warrants issued and outstanding on the date of authorization of the Convertible Preferred Stock, provided further that such securities have not been amended thereafter to increase the number of such securities or to decrease the exercise or conversion price of any such securities (other than by the anti-dilution provisions thereof, if any), (c) issuances of equity securities to employees, consultants, landlords or suppliers of or to the Company in one or more transactions approved by the board or in mergers, consolidations, acquisitions, joint ventures or strategic alliances approved by the Board, and (d) issuances of equity securities to commercial banks or other lenders in connection with the Company obtaining loan financing in one or more transactions approved by the Board.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series J 6% Cumulative Convertible Preferred Stock.  The Company has authorized 100,000 shares of preferred stock designated as Series J 6% Cumulative Convertible Preferred Stock (the “Convertible Series J Preferred Stock”), $0.001 par value per share, of which 20,000 shares are issued and outstanding.  Each share of Convertible Series J Preferred Stock has a stated value per share of $10 (the "Stated Value").  The Convertible Series J Preferred Stock is senior to the Company’s Common Stock with respect to the right to receive proceeds on liquidation or redemption and is junior to all indebtedness of the Company.  On August 31, 2009 accumulated undeclared dividends related to Convertible Preferred Stock were converted into Common stock of the company at $0.30 per share. For the year ended December 31, 2008 the intrinsic value of the conversion feature of the Series J Preferred Stock was reflected as a dividend of $23,715 at the time of issuance of the stock.  Dividends accrue at the rate of 6% per annum, payable quarterly in cash, and are be due and payable unless and to the extent that funds are not legally available to the Company to pay dividends.  Dividends not paid shall accrue on a cumulative basis and are payable upon a Liquidation Event, as defined, and upon a conversion of the Convertible Series J Preferred Stock, unless converted into Common Stock at the option of the holder.  At the option of the holder, one share of Convertible Preferred Stock may be converted into 57,471 shares of Common Stock at any time at a conversion price of $0.87 per share (the “Conversion Price”), subject to anti-dilution and other customary adjustments summarized.  For the year ended December 31, 2008, using the Black-Scholes option-pricing model the fair-value of the warrants was $36,359, which would be reflect a net change of zero on additional paid-in capital.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has reviewed the terms of the preferred stock and concluded that they do not contemplate embedded derivatives under the Derivatives and Hedging Topic of the Codification (ASC Topic 815-10) or liability classification and thus are appropriately classified within stockholders’ equity (deficit).

COMMON STOCK

On August 31, 2009 the Company completed a restructuring of Preferred stock and accrued dividends in which the preferred stock and accrued dividends were converted into common stock at a rate of $0.30 per share agreed between the company and the shareholder. The following tables summarize this restructuring:

Preferred Shares
Preferred shareholder	Converted common shares	Common Stock at Par	Additional paid in capital
Directors
Series I - O Lee Tawes	1,722,223	$1,723	$(1,671)
Series I - N. Russell	83,334	83	(82)
Series I - D. Tsiang	116,667	117	(115)
Series J - R Scott Ricketts	333,334	333	(323)

Total Directors	2,255,558	2,256	(2,191)

Non-Affiliates
Series A	1,750	$2	$37
Series I	15,911,145	15,911	(15,435)
Series J	333,334	333	(323)

Total non-affiliates	16,246,229	$16,246	$(15,721)

Total	18,501,787	$18,502	$(17,912)

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Dividend	Accrued dividend	Converted common shares	Common Stock at Par	Additional paid in capital
Directors
Series I - O Lee Tawes	$70,930	236,434	$236	$70,694
Series I - N. Russell	2,834	9,446	9	2,825
Series I - D. Tsiang	4,843	16,142	16	4,827
Series J - R Scott Ricketts	4,000	13,333	13	3,987

Total director & officer	$82,607	275,355	$274	$82,333

Non-affiliates
Series A	-	-	-	-
Series I	$478,434	1,594,781	$1,595	$476,839
Series J	4,000	13,334	13	3,987

Total non-affiliates	$482,434	1,608,115	$1,608	$480,826

Total	$565,041	1,883,470	$1,882	$563,159

From August 31, 2009 to December 31, 2009 the Company converted certain debt and accrued expenses into common stock at $0.25 per share, which the Company determined to be fair value.

Notes holder	Date of note	Note payable	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Director - O. Lee Tawes	From March 2007 to September 2008	$2,448,357	October 14, 2009	9,793,428	$9,794	$2,438,563
Officer - Eric Skae	September 2008	1,374,281	November 2, 2009	5,497,152	$5,497	$1,368,784

Total director & officer		$3,822,638		15,290,580	15,291	3,807,347

Non-affiliates
Convertible notes payable – Other	June 2006 and February 2008	$240,000	December 17,2009	960,000	$960	$239,040
Notes payable	From October 2005 to November 2008	721,500	From July 2009 to November 2009	2,886,000	2,886	718,614
April 2008 Bridge loans	April 2008	705,000	From August 2009 to November 2009	2,820,000	2,820	702,180
September 2008 Bridge loans	September 2008	150,000	From August 2009 to October 2009	600,000	600	149,400
February 2009 Bridge loans	February 2009	400,000	From July 2009 to October 2009	1,600,000	1,600	398,400
April 2009 Bridge loans	April 2009	170,825	From July 2009 to October 2009	683,297	683	170,142

Total non-affiliates		$2,387,325		9,549,297	$9,549	$2,377,776

Total Notes payable		$6,209,963		24,839,877	$24,840	$6,185,123

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Interest	Accrued interest	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Director - O. Lee Tawes	$300,023	10/14/2009	1,200,092	$1,200	$298,822
Officer - Eric Skae	192,579	11/2/2009	770,316	770	191,809

Total director & officer	$492,602		1,970,408	$1,970	$490,631

Non-affiliates

Convertible notes payable - Other	$106,572	From July 2009 to November 2009	426,293	$426	$106,146
April 2008 Bridge loans	95,159	From August 2009 to November 2009	380,635	381	94,778
September 2008 Bridge loans	7,688	From August 2009 to October 2009	30,750	31	7,657
February 2009 Bridge loans	12,122	From July 2009 to October 2009	48,487	48	12,074

Total non-affiliates	$221,541		886,165	$886	$220,655

Total	$714,143		2,856,573	$2,856	$711,286

Other accrued expenses	Other accrued expenses	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Officer – Eric Skae	$8,175	November 2, 2009	32,700	$32	$8,143

Non-affiliates
Preferred Series I holders	$180,944		723,776	$724	$180,220

Total	$189,119		756,476	$756	$188,363

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the period August 31, 2009 to December 31, 2009 the Company received $301,588 in cash for conversion of the following warrants.

Cash exercised warrants
Warrant holder	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Director
Director - D Tsiang	August 31, 2009	8,750	$8	$2,179

Non-Affiliates
Preferred Series I holders	From August 31 to December 15, 2009	435,629	436	108,471
Preferred Series J holders	August 31, 2009	14,368	14	3,578
March 2007 Bridge loan	August 31, 2009	143,159	143	35,647
September 2008 Bridge loans	From August 31 to October 20, 2009	117,648	118	29,294
February 2009 Bridge loans	August 31, 2009	36,800	37	9,163
April 2009 Bridge loans	August 31, 2009	450,000	450	112,050

Total non-affliliates		1,197,604	$1,198	$298,203

Total cash exercised warrants		1,206,354	$1,206	$300,382

During the period July 31 to December 31, 2009 the warrant holder exercise a cashless conversion of warrants into common stock as follows:

Warrants converted cashless	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Director - R. Scott Ricketts	August 3, 2009	16,420	$16	$4,089
Director - N Russell	July 31, 2009	3,571	4	889
Officer - Eric Skae	November 2, 2009	140,327	140	34,942

Total director & officer		160,318	$160	$39,920

Non-affiliates
Preferred Series I holders	August 2009	602,817	$603	$150,101
Preferred Series J holders	August 2009	5,714	6	1,423
April 2008 Bridge loans	August 2009 to November 2009	57,144	57	14,229
September 2008 Bridge loans	From August 2009 to October 2009	1,021,176	1,021	254,272

Total non-affiliates		1,686,851	$1,687	$420,025

Total		1,847,169	$1,847	$459,945

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2009 the Company issued  common stock for services which included:

	Value per share	Common shares	Common Stock at Par	Additional paid in capital
Shares for services:
Investor Relations	$0.25 to $1.00	325,000	$325	$193,425
Restructuring of Debt	$.025 to $.53	755,000	755	316,795
Debt discount	0.25	360,000	360	89,640
Manufacturing agreement	$0.49	10,000	10	4,890
Marketing programs	$0.25 to $0.65	82,500	83	29,542

Total		1,532,500	$1,533	634,292

In addition to the securities surrender by the note and preferred stock holders noted above the security holder provided the Company a blanket waiver forgoing any right the security holder may have had, including for example registration rights or default right, as part of the restructuring exchange agreement.

 During December 2009, we commenced a private placement offering of common stock and warrants with certain accredited investors. The offering for sale up to 30 Units (each a “Unit” and, collectively, the “Units”) at a price of $50,000 per Unit, each Unit consisting of 111,111 shares of our Common Stock (the “Common Stock”) and warrants (each a “Warrant” and, collectively, the “Warrants”) to purchase 59,091 shares of our Common Stock, par value $0.001 per share, at an exercise price of $0.55 per share (the “Offering”).  The Warrants will expire on or about five years from the Termination Date (as defined below) and have customary anti-dilution provisions, including that through the period ended April 30, 2010 if the Company would issue any common stock or securities that can be converted or exercised for common stock at an effective price that is less than the unit price the purchases would receive additional shares or warrants. As of March 29, 2010, no additional shares were issued at terms more favorable than received by the December 2009 private placement.  As of December 31, 2009, we agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 1,222,219 shares and 649,999 warrants for an aggregate consideration of $550,000. This offering closed on February 22, 2010. Upon closing of the private placement, the Company issued and sold to  investors, and the investors agreed to purchase, an aggregate of 1,988,889 shares of our common stock, par value $0.001 per share plus warrants to purchase 1,057,727 shares of our common stock at an exercise price of $0.55 per share, subject to adjustment.  The aggregate gross proceeds from the private placement were approximately $895,000.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - WARRANTS

Set forth below is a description of the Company’s warrants as of December 31, 2009:

Shares of Common Stock

Designation / Reason Granted	Original issue date	Issuable Upon Exercise	Exercise Price / Share	Expiration Date
New Product Development	July 2007	250,000	$1.00	July 2010
Bridge Warrants / Bridge financing	September 2006	21,429	$1.00	September 2011
Marketing Program Development	October 2007	250,000	$1.00	October 2012
Investor Warrants / 2007 Private Placement (1)	March 2007	58,749	$0.40	March 2012
Placement Agent Warrants	March 2007	155,000	$0.80	March 2012
12% Bridge Note Warrants (1)	March 2007	35,000	$1.00	March 2012
Ancillary Warrants	June 2007	5,000	$0.40	June 2012
April 2008 Bridge Notes Warrants (1)	April 2008	15,625	$0.80	April 2013
September 2008 Bridge Note Warrants	September 2008	25,884	$0.85	September 2013
Series J Warrants (1)	December 2008	14,368	$0.87	December. 2013
October 2009 Note Warrants (1)	October 2009	350,000	$0.25	October 2014
Investor Warrants 2009 Private Placement (1)	December 2009	649,999	$0.55	December 2014

(1)
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

During the year ended December 31, 2009, the Company issued 350,000 warrants to related parties at an exercise price of $0.85 per share, 1,000,000 warrants at an exercise price of $0.85 per share, 1,200,000 warrants at an exercise price of $0.40 per share, 50,000 warrants at an exercise price of $0.65 per share and 350,000 warrants at an exercise price of $0.25 per share. The warrants were issued as an inducement for loans to the Company or extension of previously issued loans.  In December 2009, the Company issued 649,999 warrants at an exercise price of $0.55 per share as an inducement to participate in the December 2009 private placement of equity. During the year ended December 31, 2008, the Company issued 25,000 warrants at $0.75, 100,000 at $0.79, 881,250 at $0.80, 2,522,414 at $0.85 and 57,472 at $0.87.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the previous noted restructuring the warrant holders converted 1,875,616 warrants for notes payable, 2,695,617 warrants for accrued expenses, 3,236,208 warrants in exchange for 1,849,169 in a cashless exchange and 1,203,604 warrants for $301,588.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2009 and 2008:

	2009			2008
	# Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)	# Warrants	Weighted Average Exercise Price
Warrants outstanding at January 1,	7,250,708	$0.73	3.47	3,905,207		$0.65
Granted during the year	3,599,999	$0.58	4.91	3,586,136		$0.84
Exercised during the year	(9,013,653)	$0.25	4.89	0	$
Expired during the year	(6,000)	$0.40		(240,635)		$0.85
Warrants outstanding at December 31,	1,831,054	$0.65	3.44	7,250,708		$0.73

The Common Stock warrants expire in years ended December 31 as follows:

2010	250,000
2011	21,429
2012	503,749
2013	55,877
2014	999,999

1,831,054

As discussed in the subsequent events note the company issued 407,727 of additional warrants in conjunction with the Private Placement that was initiated in December 2009 and closed in February 22, 2010.  In addition, the Company issued 150,000 warrants in 2010 with an exercise price of $0.49 per share that expire in March 2015 for services.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCK OPTIONS AND RESTRICTED STOCK

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of Common Stock that may be granted is 500,000, amended to 325,000 in 1999.  The 1996 Plan provides that shares granted come from the Company’s authorized but unissued Common Stock.  The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from date of grant.  At the Company’s Annual Meeting held on December 10, 2004, the Company’s stockholders approved the 2004 Stock Option Plan (the "2004 Plan").  At the Company’s Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of Common Stock that may be granted to 2,000,000 under all plans.  At the Company’s Board of Directors meeting on June 27, 2008, the Board approved a new Stock Option Plan (the “2008 Plan”) for a total of 2,000,000 additional shares.  The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.  The option vesting period is determined by the Board of Directors at the time of grant and ranges from immediately to five years.  A total of 471,978 shares are available for stock grants under all plans, or 1% of the Company’s issued and outstanding Common Stock as of December 31 2009, assuming all options under all plans were granted and exercised.

The Company granted 1,170,000 and 1,532,000 stock options during the years ended December 31 2009 and 2008, respectively.
The summary of activity for the Company's stock options is presented below:

	2009	Weighted Average Exercise Price	2008	Weighted Average Exercise Price

Options outstanding at beginning of year	2,418,052	$1.11	916,000	$1.13
Granted	1,170,000	$0.76	1,532,000	$0.85
Exercised	-	-	-	-
Terminated/Expired	(629,800)	$1.41	(29,948)	$1.16

Options outstanding at end of year	2,958,250	$0.75	2,418,052	$1.11

Options exercisable at end of year	1,380,850	$0.90	1,200,750	$1.23

Options available for grant at end of year	471,948		1,581,948

Price per share of options outstanding	$0.49 to $3.00		$0.74 to $3.00

Weighted average remaining contractual lives of all options	6.0 years		7.7 years

Weighted Average fair value of options granted during the year	$0.76		$0.85

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Common Stock options expire as follows:

2010	-
2011	1,500
2012	10,000
2013	-
2014	-
2015 to 2019	2,946,750
2,958,250

The aggregate intrinsic value of the options outstanding at December 31, 2009 was approximately $33,000 and the aggregate intrinsic value of the exercisable options outstanding at December 31, 2009 was $51,875 both with a weighted average remaining contract term of 6.0 years.

        Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $713,000 and $660,000 as of December 31 2009 and 2008, respectively, with an average forfeiture life of 5.9 years at December 31, 2009.
The Company granted 100,000 restricted shares of Common Stock during 2007 to Mr. Pinkowksi that vested ratably over a 5 year period commencing on December 31, 2007.  These restricted shares were valued on the grant date at $56,000 using liquidating discount of 60%.  On October 9, 2009 the Company entered into an agreement with Mr. Pinkowski, the former President of Nutritional Specialties Inc., which vested all the shares granted in 2007 and was expensed as part of discontinued operations . Stock based compensation cost of $33,603 and $11,200 was recorded in discontinued operations in 2009 and 2008 respectively.

NOTE 11 – GAIN ON EXTINQUISHMENT OF DEBT

Contemporaneous with the sale of Nutraceutical businesses, the Company agreed with California Trust Company, the successor to Vineyard Bank, to pay $3,600,000 in complete and full settlement of the debt and accrued interest due the bank in the amount of $3,924,988.  This resulted in a gain on extinguishment of $324,988.

NOTE 12 – DISCONTINUED OPERATIONS

Prior to October 9, 2009, the Company operated under the name of Baywood International, Inc. (“Baywood”) through the combination of a nutraceutical subsidiary named Nutritional Specialties, Inc., that promoted the LifeTime® and Baywood nutraceutical brands, and a premium ready-to-drink tea subsidiary that promoted the New Leaf brand.  The LifeTime brand was acquired in March 2007 with the acquisition of Nutritional Specialties, Inc. and the New Leaf brand was acquired in September 2008 with the acquisition of Skae Beverage International, LLC.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 23, 2009 and subject to shareholder approval, our Board of Directors unanimously approved entry into an asset purchase agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation (the “Asset Sale”) to sell substantially all the rights and assets our subsidiary, Nutritional Specialties, Inc. including the Lifetime ® and Baywood brands of products.  On July 24, 2009, we entered into an asset purchase agreement, and submitted to a vote for approval by the Company’s stockholders.  On August 6, 2009, a majority of the Company’s stockholders approved the Asset Sale.  The Asset Sale closed on October 9, 2009.

Pursuant to the Asset Sale, the Company sold substantially all of the rights and assets of the subsidiary Nutritional Specialties, Inc., including but not limited to accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages.  In addition, pursuant to the close of the Asset Sale, certain assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604.  If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis.  At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807.  Included in this purchase price is a $250,000 hold-back that is being held by Nutra, Inc.  No later than six months after the closing date, or April 9, 2010, if Nutra, Inc. determines that there is a material difference between the actual net asset value and the net asset value at closing, it may prepare a written statement setting forth the calculation of the actual net asset value and that amount may be deducted from the hold-back.  The Company believes that these funds will be received.  This amount is reflected as escrow deposit on sale of discontinued operations as of December 31, 2009.

Results of operations from the discontinued business for the period from January 1, 2009 to October 9, 2009 and for the year ended December 31, 2008 are as follows:

	2009	2008
Sales	$11,269,457	$12,713,755
Operating expenses	13,188,396	11,731,369
Income from discountinued operations	$(1,918,939)	$982,386

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The sale of the nutraceutical business resulted in a loss as follows:

Proceeds on sales	$8,250,000
Adjustment in proceeds for:
Change in assets	327,807
Severance for employees	45,498
Net assets sold, including intangible asset prior to impairment of $3,250,000 initially recorded in April 2009	(6,602,799)
Less payments made to:
Trade payables	(1,590,119)
Employees	(78,124)
Professional services and closing cost	(584,860)
Loss on sale of nutraceutical businesses	$(232,598)

NOTE 13 – REALIZED LOSS ON INVESTMENTS

During the year ended December 31, 2009, the Company determined that the investment in Strategic Healthcare Inc. was impaired.  The full amount of the investment was written off resulting in a loss on this investment of $37,600. The Company had previously reduced the investment by $37,350 as a component of Other Comprehensive Income.  That amount is included in the loss recorded for the year ended December 31, 2009.

NOTE 14 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Net deferred tax assets totaling $9,318,000 at December 31, 2009 were offset by a valuation allowance of $9,318,000.  The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $8,938,000 of the net deferred income tax assets.  The deferred income tax assets are comprised of the following at December 31:

	2009	2008
Deferred income tax assets:
Write-off of investment	$-	$96,000
Deferred compensation	100,000	116,000
Stock based compensation	485,000	280,000
Operating assets	23,000	105,000
Debt acquisition warrants	-	387,000
Settlement of lawsuit	20,000	102,000
Net operating loss carryforward	8,913,000	6,081,000
Total deferred income tax assets	9,541,000	7,167,000
Deferred income tax liabilities:
Goodwill and intangible assets	(237,000)	(312,000)
Valuation allowance	(9,304,000)	(6,855,000)
Net total	$0	$0

At December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $22,712,000 and $17,008,000, respectively. Net operating loss carryforward was reduced by $5,110,000 to reflect the limitation under section 382 of the Internal Revenue Code. The federal net operating loss carryforwards expire in 2013 through 2029 and state loss carryforwards expire 2010 through 2015.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance was increased by $2,463,000 during the year ended December 31, 2009.  The current income tax benefit of $2,463,000 and $1,704,000 generated for the years ended December 31, 2009 and 2008, respectively, was offset by an equal increase in the valuation allowance.  The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	2009		2008
Federal statutory rates	$(3,716,000)	(34)%	$(1,438,000)	(34)%
State income taxes	(765,000)	(7)%	(296,000)	(7)%
Valuation allowance for operating loss carryforwards	2,463,000	23%	1,725,000	40%
Reduction in valuation allowance for reduced operating loss carryforwards	2,018,000	18%	9,000	1%
Effective rate	$0	0%	$0	0%

NOTE 15 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2009, the title reflects the position held by the individual as of March 9, 2010:

Officer/Director	Notes Payable		Accrued Salaries & Bonus
	Amount	Accrued Interest	Amount
Eric Skae, C.E.O. & President	$-	$-	$62,500
Neil Reithinger, Former C.O.O. & C.F.O.	$-	-	$76,900
Thomas Pinkowski, Former Vice-President	$-	$-	$-
O. Lee Tawes, III Director	$150,000	$3,847	-

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2008:

Officer/Director	Notes Payable		Accrued Salaries	Accrued Dividend
	Amount	Accrued Interest	Amount	Amount
Eric Skae, C.E.O. & President	$2,300,000	$52,935	$12,500	-
Neil Reithinger, C.O.O. & C.F.O.	$22,181	-	$109,900
Thomas Pinkowski, Vice President	$112,500	$2,276	$-	-
O. Lee Tawes, III Director	$1,175,000	$93,310	-	17,681

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

In July 2008, Mr. Tawes provided additional financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 312,500 shares of the Company’s Common Stock at a price per share of $0.80, which will expire July 14, 2013.  The value of the warrants was $113,310 and was accounted for as debt discount.  A full description of this transaction is included in Related Party Debt note. In August 2008, the Company entered into a lease agreement with the brother of the Company’s then President and Chief Executive Officer, Neil Reithinger.  The Board of Directors, except for Mr. Reithinger, reviewed several proposals for alternate facilities and determined that Mr. Reithinger’s brother’s facility was superior and the terms of the lease were better than could be obtained from other independent third parties.  The lease is a five year lease with a two year option out, with monthly lease payments of $4,500.The Company has notified Mr. Reithinger’s brother of its intent to exercise the option out provision effective September 2010.

On September 9, 2008 as part of the acquisition of certain assets of Skae Beverage International LLC, the Company issued to the Skae Family and Friends $1,000,000 Notes which accrued interest at a rate of 8% per year, and a $1,000,000 and $100,000 convertible subordinated notes to Skae Beverage International LLC which accrue interest at a rate of 8% per year.  A full description of this transaction is included in Related Party Debt note.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 23, 2008, Eric Skae, a Vice President and director, provided financing to the Company in the amount of $200,000 in exchange for (i) a 12% Subordinated Note and (ii) Warrants to purchase 295,000 shares of the Company’s Common Stock at a price per share of $0.85, which will expire October 23, 2013.  The value of the warrants was $92,949 and was accounted for as debt discount. A full description of this transaction is included in Related Party Debt note.

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

In February 2009 Mr. Tawes, a director, participated in a private placement of Units, referred to as the February 2009 Bridge Financing, by acquiring .25 units.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of the Company’s Common Stock at a price per share of $0.85 with an expiration date of February, 2014.  The value of the warrants was $15,325 and was  accounted for as debt discount.

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

On October 14, 2009, Mr. Tawes, a member of the Company’s Board of Directors agreed to convert all of his outstanding notes of $2,798,357, including accrued interest of $300,022, and 1,369,792 warrants, including those described above  The Notes were converted into an aggregate of 10,993,516 shares of the Company’s common stock at a conversion rate of $0.25 per share ($2,448,357 in principal plus $300,022 in interest divided by $0.25 per shares) and agreed to receive $200,000 in cash, a $150,000 10%  unsecured note due in June 30, 2010 and a warrant to purchase 350,000 shares of the Company’s common stock with an exercise price of $0.25, with an expiration date of in October 2014.  Mr. Tawes assigned the warrants to third parties, including 125,000 warrants to David Tsiang who is also a member of the Company’s Board of Directors.

On November 2, 2009, Mr. Skae, the Chief Executive Officer and Chairman of the Board of Directors agreed to convert all of his outstanding notes totaling $1,374,281, including accrued interest of $192,582, and accrued expenses of$8,175 into an aggregate of 6,300,168 shares of the Company’s common stock at a conversion rate of $0.25 per share.

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable that those that could be obtained from non-affiliates.  Any such transaction must be reviewed by the Company’s independent directors.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - LEASE OBLIGATIONS

The Company leases its offices and warehouse under various operating leases that expire in 2010 through 2013.  These leases may be canceled at the option of the Company on September 30, 2010; the Company has notified the landlord of its intention to cancel as of that date. Rent expense under the Arizona lease was $53,670 and $54,360 for the years ended December 31, 2009 and 2008, respectively.

The Company leases certain equipment under various operating leases that expire in 2010 through 2014.  Rent expense under these equipment leases was $47,328 and $44,352 for the years ended December 31, 2009 and 2008, respectively.

Nutritional Specialties’ , which lease has been classified as a discontinued operation and assumed by the acquiror on October 9, 2009, principal office and warehouse is located in leased space of approximately 10,381 square feet of office space under an operating lease that expires on June 30, 2010.  Rent expense under this lease was $91,394 and $76,586 for the year ended December 31, 2009 and 2008 which was offset by a sublease rent of $21,801.

Baywood New Leaf Acquisition principal office is located at 60 Dutch Hill Road #9, Orangeburg, NY 10962and leases approximately 1,050 square feet of office space under a non-operating month-to-month lease.  Rent expense under this lease for the year ended December 31, 2009 and from acquisition to December 31 2008 is $19,569 and $6,902 respectively.

On March 8, 2010, the Company entered into a lease for 2,690 square feet of office space in a building located at One DeWolfe Road, Old Tappan, New Jersey. The lease is for the period March 1, 2010 to April 30, 2013 with two options to renew for additional three year periods.

The future minimum lease obligations for the remaining terms of the leases are as follows:

	Arizona (related party)	New Jersey (See subsequent events note)	California – Lease offset by sublease	Equipment
2010	$40,500	35,299	$43,602	$47,340
2011		48,081		$30,320
2012		24,546		$6,589
2013		12,441		$3,132
2014				$2,349

NOTE 17 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

From continuing operations the Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include primarily ready-to-drink beverages.  The Company operates in one reportable segment and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ready-to-Drink Beverages
United States	$2,973,263	721,945
Canada	411,669	108,240
Other international	72,236
Total Ready-to-Drink Beverages	$3,457,168	$830,185

From discontinued operations the Company generated its revenues from numerous customers, primarily in the United States.  The Company’s product lines include primarily nutritional and dietary supplements.  The Company operated one reportable segment and held all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

	2009	2008
Nutritional and Dietary Supplements:
United States	$9,360,648	$9,157,125
Canada	883,205	1,073,227
Other International	1,025,604	2,483,403
Total Nutritional and Dietary Supplements	$11,269,457	$12,713,755

NOTE 18 - CREDIT RISK AND OTHER CONCENTRATIONS

As of December 31, 2008, no customer constituted more that 10% of trade accounts receivable.  As of December 31, 2009, three customers accounted for 17% 16% and 16% of trade accounts receivable.  For the years ended December 31, 2009, there was one customer with 19% of total sales and for the year ended December 31, 2008, no customer was greater than 10% of consolidated net sales. The loss of this customer would have a material impact on the operations of the Company.

From time to time, the Company’s bank balances exceed federally insured limits.  At December 31 2009 the Company had $1,021,000 bank balances in excess of federally insured limits.  At December 31, 2008, the Company’s no bank balance in excess of federally insured limits.

The Company is dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately.  As of December 31 2009 and 2008, we utilized one contract manufacturer.  For the periods ended December 31, 2009 and 2008, we purchased 32% and 35%, respectively, of our raw material goods from one manufacturer.

NOTE 19 – CONTINGENCIES

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  In February 2009, we reached a settlement with Farmatek to pay Farmatek and aggregate $250,000 over the following twelve months and have accrued this item as operating expense in the year ended December 31, 2008. As of December 31, 2009, the remaining installments of $125,000 are accrued.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 9, 2008 as part of the acquisition agreement between Skae Beverage International LLC and Mr. Eric Skae (Skae) and the Company, Skae agreed to an three-year earn-out payment based on the annual increase in sales and gross profit margin in relationship to a targeted gross profit margin of 20%, 34% and 37% each of the three year respective.  The maximum cumulative earn-out over the three period is $4,776,100 which includes a $500,000 incentive if the cumulative earn-out exceeds $2,850,733. At the time of agreement the cumulative earn-out is not capable of being estimated..  For the year ended December 31, 2009 the Company has estimate a first year earn-out of $260,000, which is included in related party liability. The final earn-out is subject to the approval of both parties.

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

On March 12, 2010, the Company was notified that it was named as a defendant in lawsuit for the payment of approximately $345,000 to a former supplier. As of December 31, 2009 this amount is recorded in liabilities.

NOTE 20 – BUSINESS COMBINATION

On September 9, 2008, the Company, through a subsidiary, acquired certain assets and liabilities from Skae Beverage International, LLC.  These assets included current assets, fixed assets and intangible assets such as trademarks and a brand name.  In exchange for the foregoing, the Company agreed to pay an aggregate purchase price of $3,800,000 and assume certain liabilities of $1,050,339. For the year ended December 31, 2009 the Company record a earn-out of $260,000 as a liability and additional other intangibles.  The $3,800,000 purchase price is comprised of a series of 8% Subordinated Promissory Notes in the aggregate principal amount of $1,000,000, as well as a payment to Skae Beverage International, LLC of $400,000 in cash, $1,100,000 in 8% Subordinated Promissory Notes and 1,444,444 shares of the Company’s Common Stock valued at $1,300,000.  The Company also capitalized $152,000 of acquisition related costs.

The following table sets forth the allocation of the acquisition cost of Skae Beverage International, LLC in 2008, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their estimated fair values:

2008
Current Assets	$726,580
Equipment	34,320
Other Intangible assets	4,760,824
Total Assets Acquired	5,521,724

Current Liabilities	1,040,839
Total Liabilities Assumed	1,040,839
Net Assets Acquired	$4,480,885

The following table provides proforma results of operations for the year ended December 31, 2009 as if Skae acquisition had been acquired as of the beginning of 2008.:

NEW LEAF BRANDS, INC. AND SUBSIDIARIES
PROFORMA SUMMARY OPERATING STATEMENT
For the year ended December 31, 2008
From continuing operations

2008
Net revenues	$2,683,059

Net loss	$(6,118,884)

Diluted net loss per share	$(0.92))

NOTE 21 - SUBSEQUENT EVENTS

On January 7, 2010 as part of the employment agreement with David Tsiang, our Chief Financial Officer, the Company granted 350,000 options at an exercise price of $0.63 with an expire date of January 2020.

On January 28, 2010 based upon a mutual agreement contract the Company agreed with a vendor to convert their trade payable in the amount of $85,000 into 170,000 Common shares of the Company stock.

On February 2, 2010, the Company’s Board of Directors authorize the increase in the number of shares available for the stock option plan by 3,000,000 shares and to change the vesting of non-vested share to fully vest upon acceptance of a bona fide offer to acquire the Company.

On February 22, 2010, the Company closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the December 2009 private placement described previously, the Company agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 1,988,889 shares of our common stock, of which 766,665 shares were completed in January and February 2010 and balance was previously reflecting the period ended December31,  2009, par value $0.001 per share plus warrants to purchase 1,057,727 shares of our common stock at an exercise price of $0.55 per share, subject to adjustment, of which 407,727 warrants were completed in January and February 2010and balance was previously reflected in the period ended December 31, 2009.  Gross proceeds from the private placement were approximately $895,000, of which $345,000 was received in January and February 2010.

On February 22, 2010, the Company agreed to issue for investor relation services rendered 3,000,000 common shares, which consist of 2,000,000 shares on February 24, 2010 and the remaining 1,000,000 shares on May 22, 2010, the initial aggregate value of these shares were valued at the closing market price on February 24, 2010 of $0.52 per share.

NEW LEAF BRANDS, INC.
December 31, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 24, 2010, the Company agreed with certain vendors to converted their trade payables in the amount of $83,781 into 206,043 common shares of the Company stock.

On February 24, 2010, the Company agreed to issue for investor relation services rendered a warrant for 150,000 common shares with an exercise price of $0.49 per share and an expire date of March 2015.

As part of a severance agreement with a former employee the Company agreed to void the termination provision of their 28,190 options at an exercise price of $1.02 to expire June 2018.

On March 8, 2010, the Company entered into a lease for 2,690 square feet of office space in a building located at One DeWolfe Road, Old Tappan, New Jersey. The lease is for the period March 1, 2010 to April 30, 2013 with two options to renew for additional three year periods. Rent for the twelve month period beginning April 15, 2010 is $47,065, for the twelve month period beginning April 15, 2011 is $48,420, for the twelve month period beginning April 15, 2012 is $49,765 plus normal increases in Common Area Operating Cost.

On March 12, 2010, the Company was notified that it were named as a defendant in lawsuit in the United States District Court, Eastern District of Texas,  brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier.  Vitro Packaging alleges the Company owed unpaid accounts receivable and is seeking payment of approximately $345,000 plus accrued interest. The $345,000 is included in accounts payable at December 31, 2009.  The Company is in discussions with the supplier regarding our counterclaims. The Company believes this case is without merit and plans to defend it vigorously.

On March 17, 2010, the Company received a Notice of Indemnification under Asset Purchase Agreement with Nutra, Inc., the acquirers of the Company’s former nutraceutical businesses. Nutra contends that certain products distributed under the Baywood brand failed to disclose the presence of certain components to Nutra or on the product label and is therefore in violation of certain regulations. The Company believes the compliant is without merit and plans to challenge the allegation.

On March 29, 2010 the Board of Directors authorized the issuance of 265,625 shares each to two debt holders for the conversion of each their $106,250 notes.

On March 29, 2010, the Company agreed to issue for marketing services render 22,500 common shares was valued at the closing market price on March 22, 2010 of $0.43 per share.

On March 29, 2010 the Board of Directors authorized as part of a severance agreement with a former employee to void the termination provision of their 50,000 options at an exercise price of $$0.81 to expire September 2018.