Form 10-Q
period 2010-03-31
New Leaf Brands, Inc.
filed 2010-05-17
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-22024

NEW LEAF BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0125664
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One De Wolf Road Suite 208, Old Tappan, New Jersey 07675
(Address of principal executive offices) (Zip Code)

(201)784-2400
(Registrant’s telephone number, including area code)

9380 E. Bahia Drive, Suite A-201 Scottsdale, Arizona 85260
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2010, there were 67,076,288 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

PART I – FINANCIAL  INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

New Leaf Brands, Inc
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash & cash equivalents	$141,971	$1,547,924
Accounts receivable, net of allowances for uncollectible of $76,023 at March 31, 2010 and $90,000 at December 31, 2009:	711,221	206,223
Inventory	1,316,129	485,889
Prepaid expense	77,147	17,905
Escrow deposit on sale of discountinued operations	250,000	250,000

Total current assets	2,496,468	2,507,941

PROPERTY & EQUIPMENT
Computer & equipment, net	117,267	111,031

OTHER ASSETS
Intangible assets, net	4,077,698	4,198,324

Total other assets	4,077,698	4,198,324

Total assets	$6,691,433	$6,817,296

CURRENT LIABILITIES
Accounts payable	$1,912,633	$1,282,793
Accrued liabilities	1,096,640	605,135
Accrued liabilities related party	352,601	403,247
Interest payable	60,968	53,969
Short-term notes - other	1,474,000	1,429,000
Short-term notes - related party	120,157	90,727
Notes payable - current portion	1,080,759	1,125,908
Derivative payable	20,000	110,000

Total current liabilities	6,117,758	5,100,779

OTHER LIABILTIES
Long-term debt - other	52,342	52,342

Total long-term liabilities	52,342	52,342

Total liabilities	6,170,100	5,153,121

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, convertible 10,000,000 shares authorized	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, issued and outstanding: 66,430,535 at March 31,2010 and 63,105,477 at December 31, 2009	66,430	63,105
Additional paid-in capital	35,293,631	33,706,045
Accumulated deficit	(34,838,728)	(32,104,975)

Total stockholders' equity (deficit)	521,333	1,664,175

Total liabilities and stockholders' equity (deficit)	$6,691,433	$6,817,296
See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
Condensed Consolidated Statements of Operations
Unaudited

New Leaf Brands, Inc.
Condensed Consolidated Statements of Operations

	Three month period ended March 31,
	2010	2009
CONTINUING OPERATIONS

Net Sales	$954,549	$701,789

COST OF SALES:
Cost of Sales	679,699	626,579

Gross Profit	274,850	75,210

OPERATING EXPENSES:
Shipping & handling	120,798	66,102
Marketing expenses	1,112,584	630,442
General & administrative	489,220	428,573
Option & stock compensation expense	1,124,630	20,607
Depreciation & amortization	129,356	117,126

Total operating expenses	2,976,588	1,262,850

Loss from continuing operations	(2,701,738)	(1,187,640)

OTHER INCOME (EXPENSE):
Interest income	5	-
Miscellaneous income (expense)	(4,288)	3,347
Interest expense	(68,302)	(269,496)
Amortization of debt discount & debt acquisition cost	(74,430)	(715,735)
Change in fair value of derivative payable	115,000	(280,000)

Total other income (expense)	(32,015)	(1,261,884)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,733,753)	(2,449,524)

PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM CONTINUING OPERATIONS	(2,733,753)	(2,449,524)
DISCONTINUED OPERATIONS
Income from discontinued operations	-	567,717
Provision for income taxes	-	-

Income (loss) from discontinued operations	-	567,717

NET LOSS	$(2,733,753)	$(1,881,807)

PREFERRED DIVIDENDS	-	113,988

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,733,753)	$(1,995,795)

Basic and diluted net loss from continuing operations per common share	$(0.04)	$(0.31)
Basic and diluted net loss from discontinued operations per common share	$-	$0.07
Basic and diluted net loss per common share	$(0.04)	$(0.24)

Basic and diluted weighted average common shares outstanding	63,834,295	8,393,173

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
Condensed Consolidated Statement of Cash Flows
Unaudited

	For the Three month period ended March 31,
	2010	2009
Operating Activities:
Continuing operations
Net Loss from continuing operations	$(2,733,753)	$(2,449,524)
Adjustments to reconcile net loss to cash used in continuing operating activities
Depreciation & amortization	203,786	832,861
Warrants issued for services	54,830	-
Stock compensation expense	51,575	20,607
Stock issued for services	1,018,226	75,000
Change in fair value of derivatives payable	(115,000)	280,000
Changes in assets & liabilities:
(Increase) decrease in-
Accounts receivable	(504,998)	(319,726)
Inventory	(830,240)	(242,673)
Prepaid expenses	(59,242)	28,150
Accounts payable	793,620	(325,882)
Accrued liabilities	447,858	893,981

Net cash used in continuing operations	(1,673,338)	(1,207,206)
Discontinued operations
Net Income (loss) from discontinued operations	-	567,717
Adjustments to reconcile net loss to cash used in discontinue operating activities
Depreciation & amortization	-	27,198
Stock compensation expense	-	13,594
Changes in current assets & liabilities	-	(8,473)

Net cash provided by discontinued operations	-	600,036
Net cash used in operating activities	(1,673,338)	(607,170)

Investing Activites:
Continuing operations
Purchase of equipment	(14,965)	(1,250)

Cash used in continuing operations investing activities	(14,965)	(1,250)
Discontinued operations
Purchase of equipment	-	(2,120)

Cash provided by (used in) discontinued operations investing activities	-	(2,120)
Net cash used in investing activities	(14,965)	(3,370)

Financing Activities:
Proceeds from notes payable	-	863,357
Proceeds from sale of common stock	345,000	-
Payments on line of credit, net	-	(956)
Principal payments on notes payable	(45,150)	(128,347)
Fees paid in connection with raising capital	(17,500)	-

Net cash (used in) provided by financing activities	282,350	734,054

Change in cash & equivalents	(1,405,953)	123,514
Cash & cash equivalents beginning of period	1,547,924	98,410
Cash & cash equivalents end of period	141,971	$221,924

Supplemental disclosures:
Cash paid during the period for:
Interest	$70,925	$132,523

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	-	113,988
Conversion of preferred stock to common stock	-	23,558
Conversion of debt and accrued expense into common stock	163,781	-
Common stock issued in lieu of dividends	-	942
Value of warrants issued in relationship to debt	-	496,153

See accompanying notes to the condensed consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements of Baywood International, Inc., effective October 16, 2009,  New Leaf Brands, Inc. (“New Leaf” or the “Company”), as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in New Leaf Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

On July 24, 2009, the Company entered into an Asset Purchase Agreement (“the Agreement”) with Nutra, Inc., a subsidiary of Nutraceutical International Corporation.   Pursuant to the Agreement, the Company sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of liabilities, a $250,000 retention and certain pre-closing working capital adjustments.  Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807.   The asset sale contemplated by the Agreement closed on October 9, 2009.  Included in the purchase price is a $250,000 hold-back, of which the proceeds are being held by Nutra, Inc.  No later than six months after the closing date, or April 9, 2010, if Nutra, Inc. determines that there is a material difference between the actual net asset value and the net asset value at closing, it may prepare a written statement setting forth the calculation of the actual net asset value and that amount may be deducted from the hold-back.  On March 18, 2010, the Company received a letter from Nutra indicating their intent to withhold certain funds from the hold-back, however the letter did not specify a dollar amount.  The Company has challenged Nutra’s letter and believes that most or all of these hold-back funds will be received. The remaining receivable of $250,000 is included in the accompanying condensed consolidated balance sheet at March 31, 2010.

Baywood International, Inc. changed its name effective October 16, 2009 to New Leaf Brands, Inc. to reflect the change in strategic direction that occurred with the sale of Baywood International, Inc.’s nutraceutical businesses on October 9, 2009 and its decision to focus on its remaining beverage business. The name change was effective in the market at the open of business on October 19, 2009, at which time the Company’s ticker symbol changed from BAYW.OB to NLEF.OB.

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

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, the Company had negative net working capital of $3,621,290  and an accumulated deficit of $34,838,728 at March 31, 2010.  The Company has not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash resources, combined with projected cash flows from operations may not be sufficient to execute its business plan and continue operations for the next twelve months.   Management believes its existing beverage business can achieve profitability and positive cash flow.    In addition to paying down and restructuring its debt, management has taken steps to increase the Company's revenues and reduce the Company’s operating expenses.  The Company intends to continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital.   However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Options and Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each option and warrant grant on the date of grant using the Black-Scholes-Merton option-pricing model.  The option and warrant estimates are based on the following assumptions for the three months ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Dividend yield	–	–
Volatility	99% - 111%	106% to 107%
Risk free interest rate	2.4% to 3.3%	1.8% to 2.9%
Expected term	5 to 7 years	5 years
Forfeiture rate (options)	8%	8%

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

Inventory

Inventories consist primarily of finished product, but at times will include certain raw materials, packaging and labeling materials and are recorded at the lower of cost or market on an average cost basis. The Company does not convert raw materials but rather has third-party suppliers formulate, encapsulate and package finished goods.

Management analyzes inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable. Management’s estimate of a fair market value is inherently subjective and actual results could vary from the estimate, thereby requiring future adjustments to inventories and results of operations.

	March 31, 2009	December 31, 2009
Raw materials	$828,709	$91,351
Finished goods	487,420	394,538

Totals	$1,316,129	$485,889

Long lived assets and intangibles

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.  Leasehold improvements are recorded at cost and amortized over the lesser of the estimated useful life of five to seven years or the remaining term of the underlying lease.

Intangibles

Intangible assets resulted from the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC.  Intangible assets consisted of the following at March 31, 2010 and December 31, 2009:

Brand Value – New Leaf Brands
Asset value at December 31, 2009	$4,760,824
Accumulated amortization as of December 31, 2009	$562,500
Net asset value at December 31, 2009	$4,198,324

Asset value at March 31, 2010	$4,760,824
Accumulated amortization as of March 31, 2010	$683,126
Net asset value at March 31, 2010	$4,077,698

The Company evaluates its intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of the  Intangibles - Goodwill and Other Topic of the Codification (“ASC Topic 350-30”), which requires that intangible assets be tested for impairment using a two-step process. The first step of the intangible asset impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the Company’s intangible asset with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s intangible asset is not considered to be impaired and the second step is unnecessary.

The brand value (including Trademarks and Trade Names) of continuing operations is being amortized over a ten year period.  Amortization expense for the quarters ended March 31, 2010 and 2009 was $120,626 and $112,500, respectively.

Derivatives

As part of certain note and warrant agreements, the Company has provided holders with the option to convert the note or exercise the warrant into the Company’s common stock at a specified strike price. In order to prevent dilution, if the new strike price may be lower than the original strike price on the day of conversion or exercise, the strike price would be lowered to the new conversion or exercise price.  Under the Derivatives and Hedging Topic of the Codification (“ASC Topic 815-40”), the Company has determined that these types of down round protection terms are considered derivatives.

The Company originally estimated the fair value of these warrants using a Black-Scholes-Merton valuation model. The same valuation model approach is applied to the market price of the Company’s common stock at January 1, 2009, December 31, 2009 and March 31, 2010 to determine the amount of the derivative relative to the down round protection. The fair value of these derivatives at December 31, 2009 was $110,000 and at March 31, 2010 was $20,000. The change in this derivative value is included in the consolidated statement of operations as a change in fair value of derivative payable. The Company considers these derivative instruments as used for the purpose of securing financing.

In August 2009, pursuant to agreements between the Company and individual warrant holders the Company offered the warrant holders the opportunity to exercise their warrants at an exercise price of $0.25 per share or to exercise their remaining warrants on a cashless basis into common shares.

Additionally, pursuant to agreements between the Company and individual note holders, the Company offered the note holders a lower conversion price of certain outstanding notes and accrued interest of $0.25, with an effective date of August 31, 2009. The Company completed the conversion of the notes into common stock for those investors who agreed to exercise this conversion right utilizing the reduced conversion price.

During December 2009, the Company commenced a private placement offering of common stock and warrants with certain accredited investors. On February 16, 2010 the Company issued a side letter agreement to the shareholders of this offering which included down round protection through April 30, 2010 in which additional shares of common stock and/or warrants would be issued, subject to certain conditions in the side letter agreement. As of April 6, 2010, the Company initiated a new private placement offering where the terms are more favorable than the December 2009 private placement offering.  Shareholders who participated in the December 2009 offering will receive an aggregate of 1,499,407 additional warrants with an exercise price of $0.45 per warrant.

The fair value of the derivative payable associated with the private placement in the side letter as of the grant date of 2/8/2010 was $25,000. The fair value of the derivative payable as of 3/31/2010 and 12/31/2009 was $20,000 and $110,000, respectively. The decrease in fair value of the Company’s derivative payable resulted in a gain of $115,000 for the 3 months ended 3/31/2010 and is included in the change in fair value of the derivative payable. The gain includes a decrease in the derivative payable due to the passage of time.

Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  The Company has adopted the Earnings Per Share Topic of the Codification (ASC Topic 260-10). Diluted earnings or loss per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share may not been presented if the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

NOTE 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include ready-to-drink beverages.  The Company operates in only one reportable segment and holds all of its assets in the United States. The sales of nutritional and dietary supplements for the three month period ended March 31, 2009 was $3,702,506, and are included in the results of discontinued operations.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the three months ended March 31:

Net Sales	2010	2009
Ready-to-Drink Beverages:
United States	$951,276	$571,219
Canada	-	103,835
Other International	3,273	26,735
Totals	$954,549	$701,789

NOTE 5 - CREDIT RISK AND OTHER CONCENTRATIONS

As of March 31, 2010, approximately 20% of accounts receivable was due from one customer.  Sales to this customer totaled approximately $192,000 for the three month period ended March 31, 2010.

As of March 31, 2009 approximately 15% and 14% of accounts receivable  from continuing operations were due from two customers.  Sales  from continuing operations to these customer totaled approximately $112,000 and $58,000, respectively, for the three month period ended March 31, 2009.

As of March 31, 2010, approximately 21%, 18% and 11% of accounts payable were due to three vendors.  Purchases from these vendors totaled approximately $402,000, $0, and $209,000, respectively, for the three month period ended March 31, 2010.

As of March 31, 2009 approximately 29%, and 28% of accounts payable from continuing operations were due to two vendors.  Purchases from these vendors totaled approximately $303,000, and $266,955, respectively, for the three month period ended March 31, 2009.

A slowdown or loss of these customers or vendors could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

NOTE 6 – RELATED PARTY NOTES PAYABLE

Notes payable to related parties at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
Description	2010	2009
Notes payable to a director. Unsecured note bearing interest at 10% per annum and are due June 2010.	150,000	150,000

Less: Debt Discount	(29,843)	(59,273)

Total short term related party notes payable	$120,157	$90,727

Interest expense for the three months ended March 31, 2010 and 2009 amounted to $3,750 and $215,584, respectively, for related party notes payable.  The weighted average financing rate for all related party borrowings amounts to 10% for 2010 and 22% for 2009.

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

On October 14, 2009, Mr. Tawes, a member of the Company’s Board of Directors agreed to convert all of his outstanding notes totaling $2,798,357, including accrued interest of $300,022, and 1,369,792 warrants into an aggregate of 10,993,516 shares of the Company’s common stock at a conversion rate of $0.25 per share ($2,448,357 in principal plus $300,022 in interest divided by $0.25 per share) and agreed to receive $200,000 in cash, a $150,000 10%  unsecured note due in June 2010 and a warrant to purchase 350,000 shares of the Company’s common stock with an exercise price of $0.25, with an expiration date of in October 2014.  The fair value of these warrants of $82,817 was recorded as debt discount.  Mr. Tawes assigned the warrants to third parties, including 150,000 warrants to David Tsiang who is  the Company’s Chief Financial Officer.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on this related party notes as of March 31, 2010:

Year Ending December 31,	Principal Maturities
2010	$150,000
2011	-
2012	-
2013	-
2014	-
Total	$150,000

On April 1, 2010 Mr. Skae, the Company’s Chief Executive Officer provided financing to the Company in the amount of $50,000 in exchange for a non-interest bearing demand note.

On April 29, 2010 Mr. Tawes, a member of the Company’s Board of Directors provided financing to the Company in the amount of $50,000 in exchange for 10% demand note.

NOTE 7 - SHORT-TERM DEBT

Short-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

Short-term Other	March 31,	December 31,
Description	2010	2009
Notes payable bearing interest at 10%, secured and matures on May 24, 2010	$1,500,000	$1,500,000
Less: Debt Discount	(26,000)	(71,000)
Total Short-term Other	$1,474,000	$1,429,000

On November 24, 2009, the Company completed a private placement of 15 Units.  Each Unit consisted of $100,000 principal amount of 10% Senior Secured Notes, referred to as “Notes,” and 24,000 shares of its common stock.  The Units were sold to accredited investors in exchange for $100,000 per Unit.  The Company’s gross proceeds from the private placement were $1,500,000 and the Company agreed to issue an aggregate of $1,500,000 principal value of Notes and 360,000 shares of its common stock, valued at $0.25 per share.  The fair value of the common stock of $90,000 was recorded as debt discount.  Amortization of this debt discount of $45,000 and $19,000 is recorded in the consolidated statements of operations for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.  The Notes bear interest at a rate of 10% per year and are payable monthly beginning on December 21, 2009.  The Notes mature on May 24, 2010 or in the event of (i) the consummation by the Company of a merger, business combination, sale of all or substantially all of the Company’s assets or other change of control; or (ii) the Company securing a bank financing for working capital and when accomplished the funds will first be used to pay off the note holders fully. If the bank financing does not materialize or is insufficient to pay the Notes, future financings will first be used to pay off the Notes. The requirement to pay off the Notes with a future financing excludes a Friends and Family Offering by the Company. In addition, the December 2009 Private Placement Offering  that closed February 22 , 2010 will not require a prepayment of the Notes.  The Company has the right to redeem all or a portion of the Notes for cash at any time without premium or penalty.  The obligations of the Company under the Notes are secured by all accounts receivable and present and after acquired inventory of the Company and each subsidiary to be shared on a pari-passu basis relative to the number of Notes purchased by each Holder up to an aggregate total of $1,500,000 plus any accrued and outstanding interest on the Notes.

NOTE 8 - LONG-TERM DEBT

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
Description	2010	2009

Notes payable bearing interest at 8% per annum, unsecured and matured on March 31, 2009	$87,500	$87,500
Note payable bearing interest at 8% convertible into common stock of the Company, unsecured and matured on March 31, 2009	125,000	125,000
Notes payable bearing interest at 28% per annum, are unsecured and matures June 2010.	24,712	64,862
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013	822,920	822,920
Equipment loan bearing interest at 11% per annum, matures in November 2013	65,459	65,459
Note Payable bearing interest at 12%, unsecured and matures October 2010	7,510	12,510

Carrying value of Long-term notes payable	1,133,101	1,178,251
Less: Debt Discount	-	-
Total long-term debt other	1,133,101	1,178,251
Less: current maturities	1,080,759	1,125,909
Long-term debt other	$52,342	$52,342

The Company is in default on $1,035,420 of the notes that mature before May 12, 2010.  The Company intends to continue to convert certain of the remaining long-term debt into equity and renegotiate the terms and due dates of the debt that matures in 2010 but may not be successful in doing so. These Notes have been classified as short-term at March 31, 2010. Subsequent to March 31, 2010, other debt holders agreed to convert $212,500 of debt into 531,250 shares of common stock at $0.40 per share as described in more detail in Note 12, subsequent events. The effect of these conversions will be a charge to expense of approximately $37,000 based on the quoted market value of the Company stock compared to the conversion price. As of May 14, 2010, the shares have not yet been issued.

Interest expense for the three months ended March 31, 2010 and 2009 amounted to $19,186 and $647,238, respectively.  The weighted average interest rate for all short-term borrowings amounts to 7% for 2010 and 35% for 2009.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these note as of March 31 2010:

Year Ending December 31,	Principal Maturities
2010	$1,080,759
2011	15,821
2012	17,567
2013	18,954
2014	-
Total	$1,133,101

NOTE 9 - STOCKHOLDERS’ EQUITY

RESTRUCTURING

During the third and fourth quarters of the fiscal year ended December 31, 2009, the Company initiated a restructuring of its balance sheet by converting its preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock.  On October 20, 2009, pursuant to the approval by the Company’s preferred stock holders and the Board of Directors, the Company filed Certificates of Amendment to the Certificates of Designation of its Class A Preferred Shares (the “Series A Preferred Stock”), its Series I 8% Cumulative Convertible Preferred Stock (the “Series I Preferred Stock”), and its Series J 6% Redeemable Convertible Preferred Stock (the “Series J Preferred Stock”) (together, the “Amendments”).  The Amendments have the effect of causing the outstanding shares of its Series A, Series I and Series J Preferred Stock to be converted into shares of its common stock, with an effective date of August 31, 2009.  Pursuant to the Amendments, on October 21, 2009, the Company converted 35,000 shares of Series A Preferred Stock into 1,750 shares of common stock, 535,000 shares of Series I Preferred Stock plus $557,041 in accrued dividends into 19,690,172 shares of common stock and 20,000 shares of Series J Preferred Stock plus $8,000 in accrued dividends into 693,335 shares of common stock. The conversion price of $0.30 per share and based on the estimate of fair value of $0.25 per share, the Company recognized no operating effect on the conversion.

The Company also converted certain of its outstanding notes and warrants into common stock pursuant to agreements between certain holders and the Company.  The individual agreements provide that the holders’ existing securities will be exchanged for new securities and that defaults and obligations under such existing securities, if any, will be waived.  Further, the Company offered warrant holders the opportunity to exercise their outstanding warrants at an exercise price of $0.25 per share using funds owing to the holder from the Company, or to exercise the warrants on a cashless basis.  The Company also offered debt holders the opportunity to convert the Company’s existing debt obligations to the debt holder, at a conversion rate of $0.25 per share, into shares of its common stock.  These debt holders were also given the opportunity to apply such existing debt to payment of the exercise price of warrants held by that debt holder.  As of December 31, 2009, the closing of the restructuring, the Company agreed to convert an aggregate of $6,924,106 of notes and accrued interest into an aggregate of 27,696,450 shares of its common stock at a conversion rate of $0.25 per share. Additionally, the Company received $301,588 from warrant holders for the exercise of 1,206,354 warrants to purchase common stock at an exercise price of $0.25 per share and through a cashless exercise has converted 3,232,707 warrants into 1,847,169 shares of common stock. Based on the estimate of fair value of $0.25 per share the Company recognized no loss on the conversions.

In the determination of fair value the Company considered that the historical volatility of the common stock for the 5 month period prior to August 31, 2009 was 247% above the 35% volatility of the companies derived under the Guideline Publicly-Traded Company method and therefore the Company’s share price as a proxy for value of the Common Stock. In estimating fair value the Company utilized the Discounted Cash Flow method and the Guideline Publicly-Traded Company Method to determine fair value. The Discounted Cash Flow method utilized a prospective financial analysis of the estimated future un-levered net cash flows and Company cost of capital. The Cost of Capital considered the risk-free rate of 4.1% equity risk, firm specific risk, industry risk and size premium of 10.5%. The Guideline Publicly-Traded Company method was derived from the trading prices of companies in a similar line of business that are actively traded. Revenue multiples for comparable companies had a range between 0.7x to 4.2x with a median of 1.6x and average of 2.0x. Earnings before interest, taxes, depreciation and amortization of comparable companies had a range between 8.2x to 22.2x with a median of 11.7x and average of 12.1x.

COMMON STOCK

Effective August 31, 2009, the Company completed a restructuring of Preferred stock and accrued dividends in which the preferred stock and accrued dividends were converted into common stock at a rate of $0.30 per share agreed between the Company and the shareholder. The following tables summarize this restructuring:

Preferred Shares
Preferred shareholder	Converted common shares	Common Stock at Par	Additional paid in capital
Directors
Series I - O Lee Tawes	1,722,223	$1,723	$(1,671)
Series I - N. Russell	83,334	83	(82)
Series I - D. Tsiang	116,667	117	(115)
Series J - R Scott Ricketts	333,334	333	(323)

Total Directors	2,255,558	$2,256	$(2,191)

Non-Affiliates
Series A	1,750	$2	$37
Series I	15,911,145	15,911	(15,435)
Series J	333,334	333	(323)

Total non-affiliates	16,246,229	$16,246	$(15,721)

Total	18,501,787	$18,502	$(17,912)

Accrued Dividend	Accrued dividend	Converted common shares	Common Stock at Par	Additional paid in capital
Directors
Series I - O Lee Tawes	$70,930	236,434	$236	$70,694
Series I - N. Russell	2,834	9,446	9	2,825
Series I - D. Tsiang	4,843	16,142	16	4,827
Series J - R Scott Ricketts	4,000	13,333	13	3,987

Total director & officer	$82,607	275,355	$274	$82,333

Non-affiliates
Series A	-	-	-	-
Series I	$478,434	1,594,781	$1,595	$476,839
Series J	4,000	13,334	13	3,987

Total non-affiliates	$482,434	1,608,115	$1,608	$480,826

Total	$565,041	1,883,470	$1,882	$563,159

From August 31, 2009 to December 31, 2009 the Company converted certain debt and accrued expenses into common stock at $0.25 per share, which the Company determined to be fair value.

Notes holder	Date of note	Note payable	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Director - O. Lee Tawes	From March 2007 to September 2008	$2,448,357	October 14, 2009	9,793,428	$9,794	$2,438,563
Officer - Eric Skae	September 2008	1,374,281	November 2, 2009	5,497,152	5,497	1,368,784

Total director & officer		$3,822,638		15,290,580	$15,291	$3,807,347

Non-affiliates
Convertible notes payable – Other	June 2006 and February 2008	$240,000	December 17,2009	960,000	$960	$239,040
Notes payable	From October 2005 to November 2008	721,500	From July 2009 to November 2009	2,886,000	2,886	718,614
April 2008 Bridge loans	April 2008	705,000	From August 2009 to November 2009	2,820,000	2,820	702,180
September 2008 Bridge loans	September 2008	150,000	From August 2009 to October 2009	600,000	600	149,400
February 2009 Bridge loans	February 2009	400,000	From July 2009 to October 2009	1,600,000	1,600	398,400
April 2009 Bridge loans	April 2009	170,825	From July 2009 to October 2009	683,297	683	170,142

Total non-affiliates		$2,387,325		9,549,297	$9,549	$2,377,776

Total Notes payable		$6,209,963		24,839,877	$24,840	$6,185,123

Accrued Interest	Accrued interest	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Director - O. Lee Tawes	$300,023	10/14/2009	1,200,092	$1,200	$298,822
Officer - Eric Skae	192,579	11/2/2009	770,316	770	191,809

Total director & officer	$492,602		1,970,408	$1,970	$490,631

Non-affiliates

Convertible notes payable - Other	$106,572	From July 2009 to November 2009	426,293	$426	$106,146
April 2008 Bridge loans	95,159	From August 2009 to November 2009	380,635	381	94,778
September 2008 Bridge loans	7,688	From August 2009 to October 2009	30,750	31	7,657
February 2009 Bridge loans	12,122	From July 2009 to October 2009	48,487	48	12,074

Total non-affiliates	$221,541		886,165	$886	$220,655

Total	$714,143		2,856,573	$2,856	$711,286

Other accrued expenses	Other accrued expenses	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Officer – Eric Skae	$8,175	November 2, 2009	32,700	$32	$8,143

Non-affiliates
Preferred Series I holders	$180,944		723,776	$724	$180,220

Total	$189,119		756,476	$756	$188,363

During the period August 31, 2009 to December 31, 2009, the Company received $301,588 in cash for conversion of the following warrants.

Cash exercised warrants
	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Director
Director - D Tsiang	August 31, 2009	8,750	$8	$2,179

Non-Affiliates
Preferred Series I holders	From August 31 to December 15, 2009	435,629	436	108,471
Preferred Series J holders	August 31, 2009	14,368	14	3,578
March 2007 Bridge loan	August 31, 2009	143,159	143	35,647
September 2008 Bridge loans	From August 31 to October 20, 2009	117,648	118	29,294
February 2009 Bridge loans	August 31, 2009	36,800	37	9,163
April 2009 Bridge loans	August 31, 2009	450,000	450	112,050

Total non-affliliates		1,197,604	$1,198	$298,203

Total cash exercised warrants		1,206,354	$1,206	$300,382

During the period July 31 to December 31, 2009, certain warrant holders exercise a cashless conversion of warrants into common stock as follows:

Warrants converted cashless	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Director - R. Scott Ricketts	August 3, 2009	16,420	$16	$4,089
Director - N Russell	July 31, 2009	3,571	4	889
Officer - Eric Skae	November 2, 2009	140,327	140	34,942

Total director & officer		160,318	$160	$39,920

Non-affiliates
Preferred Series I holders	August 2009	602,817	$603	$150,101
Preferred Series J holders	August 2009	5,714	6	1,423
April 2008 Bridge loans	August 2009 to November 2009	57,144	57	14,229
September 2008 Bridge loans	From August 2009 to October 2009	1,021,176	1,021	254,272

Total non-affiliates		1,686,851	$1,687	$420,025

Total		1,847,169	$1,847	$459,945

For the three month period ended March 31, 2010 the Company issued  common stock for services which included:

	Value per share	Common shares	Common Stock at Par	Additional paid in capital
Shares for services:
Investor Relations	$0.25 to $1.00	2,075,000	$2,075	$996,675
Marketing programs	$0.43 to $0.49	42,500	43	19,433

Total		2,117,500	$2,118	$1,016,108

In addition to the securities surrendered by the note and preferred stock holders noted above, the security holders provided the Company a blanket waiver forgoing any right the security holder may have had, including for example registration rights or default rights, as part of the restructuring exchange agreement.

During the three month period ended March 31, 2010 the Company converted $163,781 of accrued expense and accounts payable into 440,923 common shares with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share.

On February 22, 2010, the Company closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the private placement, the Company agreed to issue an aggregate of 1,988,889 shares of common stock, plus warrants to purchase 1,057,727 shares of common stock at an exercise price of $0.55 per share, subject to adjustment.  Gross proceeds from the private placement were approximately $895,000.  The Warrants will expire on or about five years from the date of issuance and have anti-dilution provisions, including that through the period ended April 30, 2010, if the Company issues any common stock or securities that can be converted or exercised for common stock at an effective price that is less than the unit price, then the purchasers would receive additional common stock and/or warrants. This offering closed on February 22, 2010. Upon closing of the private placement, the Company issued an aggregate of 1,988,889 shares of common stock, par value $0.001 per share plus warrants to purchase 1,057,727 shares of common stock at an exercise price of $0.55 per share, subject to adjustment.  The aggregate gross proceeds from the private placement were approximately $895,000. As of April 6, 2010, the Company initiated a new private placement offering where the terms are more favorable than the December 2009 private placement offering.  Shareholders who participated in the December 2009 offering will receive an aggregate of 568,253 additional shares of common stock and 1,499,407 additional warrants with an exercise price of $0.45 per warrant and a term of three years.

During April 2010, the Company commenced a private placement offering of common stock and warrants with certain accredited investors. The offering was for the sale of up to 40 Units  at a price of $25,000 per Unit, each Unit consisting of 71,428 shares of its common stock  and warrants  to purchase 71,428 shares of its common stock at an exercise price of $0.45 per share.  The warrants expire on or about three years from the date of issuance and have anti-dilution provisions during that period.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Options

In January 2010, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to the Chief Financial Officer an aggregate of 350,000 options to purchase common stock at an exercise price of $0.63 per share which vest ratably over a five year period and expire January 2020. On February 2, 2010 the Board of Directors authorized an additional 3,000,000 options be made available for future grants. The Company did not grant any stock options to directors and employees during the three months ended March 31, 2009. Compensation cost recognized during the three months ended March 31, 2010 and 2009 related to stock-based awards was $51,575 and $34,197, respectively. Options are issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

The summary of activity for the Company's stock options is presented below:

	March 31, 2010	Weighted Average Exercise Price

Options outstanding at December 31, 2009	2,958,250	$0.75
Granted for the period	350,000	0.63
Exercised for the period	-	-
Terminated/Expired	(12,500)	0.79
Options outstanding at March 31, 2010	3,295,750	$0.73
Options exercisable at March 31, 2010	1,380,850	$0.90
Options available for grant at March 31, 2010	3,704,250

Exercise price per share of options outstanding	$0.53 to 3.00

Weighted average remaining contractual lives	7.9 years

Sum of fair value of options granted during the quarter	$193,000

The common stock options expire as follows:

Year	Number of options
2010	-
2011	1,500
2012	10,000
2013	-
2014-2019	3,284,250
Total	3,295,750

The aggregate intrinsic value of the options outstanding at March 31, 2010 was approximately $2,278,000 with a weighted average remaining contract term of 7.9 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $1,914,000 as of March 31, 2010.

Warrants

Set forth below is a description of the Company’s warrants as of March 31, 2010:

Shares of Common Stock

Designation / Reason Granted	Original issue date	Issuable Upon Exercise	Exercise Price / Share	Expiration Date
New Product Development	July 2007	250,000	$1.00	July 2010
Bridge Warrants / Bridge financing	September 2006	21,429	$1.00	September 2011
Marketing Program Development	October 2007	250,000	$1.00	October 2012
Investor Warrants / 2007 Private Placement (1)	March 2007	58,749	$0.40	March 2012
Placement Agent Warrants	March 2007	155,000	$0.80	March 2012
12% Bridge Note Warrants (1)	March 2007	35,000	$1.00	March 2012
Ancillary Warrants	June 2007	5,000	$0.40	June 2012
April 2008 Bridge Notes Warrants (1)	April 2008	15,625	$0.80	April 2013
September 2008 Bridge Note Warrants	September 2008	25,884	$0.85	September 2013
Series J Warrants (1)	December 2008	14,368	$0.87	December. 2013
October 2009 Note Warrants (1)	October 2009	350,000	$0.25	October 2014
Investor Warrants 2009 Private Placement (1)	December 2009	649,999	$0.55	December 2014
Investor Warrants 2009 Private Placement (1)	February 2010	407,727	$0.55	February 2015
Warrants for marketing services	March 2010	150,000	$0.49	March 2015

(1)
In the event that the Company issues shares of its common stock at an effective price per share less than the then effective exercise price of the warrants, the exercise price and the number of warrant shares subject to such warrants shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of common stock and such lower effective price on a non-fully-diluted basis.  The impact of this provision would be to reduce the exercise price.

During the three months ended March 31, 2010, the Company issued 150,000 warrants for marketing services at an exercise price of $0.49 per share, and 407,727 warrants at an exercise price of $0.55 per share for an investment in the Company.  The following table reflects a summary of common stock warrants outstanding and warrant activity during the three months ended March 31, 2010:

		Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2009	1,831,054	$0.65	3.5
Granted during the period	557,727	0.53	4.9
Exercised during period	-
Expired during the period	-
Warrants outstanding at March 31, 2010	2,388,781	$0.62	3.5

The common stock warrants expire  in the years ended December 31 as follows:

Year	Amount
2010	250,000
2011	21,429
2012	503,749
2013	55,877
2014	999,999
2015	557,727
Total	2,388,781

NOTE 11 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers, directors and significant shareholders as of March 31, 2010.  Additional related party transaction are also discussed in Note 12 – Subsequent events:

	Notes Payable
	Amount	Accrued Interest	Earn-out accrued	Accrued Salaries & Bonus Amount

Eric Skae Chairman of the Board, Chief Executive Officer & President	$–	$–	$260,000	$75,004
O. Lee Tawes, III Director	$150,000	$7,597	$–	$–
	$150,000	$7,597	$260,000	$75,004

The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates.  The foregoing transactions are on terms no less favorable that those that could be obtained from non-affiliates.  Any such transaction must be reviewed by the Company’s independent director.

NOTE 12 - SUBSEQUENT EVENTS

On April 1, 2010, Mr. Tsiang, the Company’s Chief Financial Officer exercised 40,000 warrants with a exercise price of $0.25 to purchase Common stock.

On April 1, 2010 Mr. Skae, the Company’s Chief Executive Officer provided financing to the Company in the amount of $50,000 in exchange for a non-interest bearing demand note.

On April 29, 2010 Mr. Tawes, a member of the Company’s Board of Directors provided financing to the Company in the amount of $50,000 in exchange for a 10% demand note.

During April 2010, the Company commenced a private placement offering of common stock and warrants with certain accredited investors. The offering is for sale of up to 40 Units at a price of $25,000 per Unit, each Unit consisting of 71,428 shares of  common stock and warrants to purchase 71,428 shares of  common stock at an exercise price of $0.45 per share.  The Warrants will expire on or about five years from the date of issuance  and have anti-dilution provisions.  If the Company issues any common stock or securities that can be converted or exercised for common stock at an effective price that is less than the exercise price of the warrants the investors will receive additional warrants and the exercise price of the warrants will decrease. Through May 12, 2010, the Company has received $400,000 and will issue 1,142,848 shares of common stock and 1,142,848 warrants with an exercise price of $0.45 per share, subject to adjustment. As a result of anti-dilution provisions in our private placement that closed in February 2010, investors who participated in that offering will receive an aggregate of 568,253 additional shares of common stock and 1,499,407 additional warrants with an exercise price of $0.45 per share.

NOTE 13 – CONTINGENCIES

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against the Company’s wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleged a breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  On June 12, 2009, the Company entered into a settlement  agreement with Farmatek pursuant to which it agreed to pay Farmatek an aggregate of $250,000 over the following twelve months.  The Company has previously accrued for this possible settlement and this amount  was recognized as operating expense in the year ended December 31, 2008. As of March 31, 2010, $50,000 is unpaid and reflected in accrued expenses.

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

On March 12, 2010, the Company was notified that it was named as a defendant in a lawsuit for the payment of approximately $345,000 to a former supplier. As of December 31, 2009 and March 31, 2010 this amount is recorded in liabilities.

On March 18, 2010, the Company received a Notice of Indemnification under Asset Purchase Agreement with Nutra, Inc., the acquirers of the Company’s former nutraceutical businesses. Nutra contends that certain products distributed under the Baywood brand failed to disclose the presence of certain components to Nutra or on the product label and are therefore in violation of certain regulations. The Company believes the notice  is without merit and has challenged the allegation.

On September 9, 2008 as part of the acquisition agreement between Skae Beverage International LLC and Mr. Eric Skae and the Company, Mr. Skae agreed to an three-year earn-out payment based on the annual increase in sales and gross profit margin in relationship to a targeted gross profit margin of 20%, 34% and 37% each of the three year respectively.  The maximum cumulative earn-out over the three period is $4,776,100 which includes a $500,000 incentive if the cumulative earn-out exceeds $2,850,733. At the time of agreement the cumulative earn-out was not capable of being estimated.  For the year ended December 31, 2009 and the three month period ended March 31, 2010 the Company has estimated a first year earn-out of $260,000, which is included in related party liability. The final earn-out is subject to the approval of both parties.

NOTE 14 – LOSS PER SHARE

Convertible preferred stock and notes payable and outstanding options and warrants were not considered in the calculation for diluted earnings per share for the periods ended March 31, 2010 and 2009 because the effect of their inclusion would be anti-dilutive.

As of March 31, 2010, there were warrants and options to purchase 5,684,531 shares of common stock outstanding. As of March 31, 2009, there was preferred stock convertible into 6,748,145 shares of common stock and warrants and options to purchase 9,508,621 shares of common stock outstanding. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Financial Statements, including the related Notes, appearing in our annual report on Form 10-K for the year ended December 31, 2009.

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

GENERAL

Effective July 24, 2009, we entered into an Asset Purchase Agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, referred to as the Agreement.  The transactions contemplated by the Agreement closed on October 9, 2009.  Pursuant to the Agreement, we sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of certain liabilities and certain pre-closing working capital adjustments.

Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If  the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. No later than six months after the closing date, if Nutra, Inc. determines that there is a material difference between the actual net asset value and the net asset value at closing, it may prepare a written statement setting forth the calculation of the actual net asset value.  On March 18, 2010, we received a letter from Nutra indicating their intent to withhold certain funds from the hold-back, however the letter did not specify a dollar amount.  We have challenged Nutra’s letter and believe that most or all of these hold-back funds will be received. The remaining receibables of $250,000 is included inour accompanying condensed consolidated balance sheet at March 31, 2010.

Our new planned strategic direction is to build a beverage company around our New Leaf brand of ready-to-drink teas and other new functional beverages. Additionally, following the October 9, 2009 closing of the asset sale, we no longer develop, market and distribute nutraceutical products. Even with limited access to capital, we have grown the New Leaf brand.  As of April 2010, New Leaf beverages are sold in 35 states, through 121 distributors and 14 well-known retailers in over 10,000 outlets. We sold 113,119 cases in the first quarter of 2010, up over 37% from 82,196 cases in the first quarter of 2009. In April 2010, we sold 79,890 cases; a 114% increase over our April 2009 sales of 37,360 cases. We anticipate that after our debts are repaid and renegotiated, we will be able to raise additional capital to grow our New Leaf brand as well as develop additional brands.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, we had negative net working capital of approximately $3,621,290 at March 31, 2010.  We have not yet created positive cash flows from operating activities and our ability to generate profitable operations on a sustainable basis is uncertain.  These factors  raise substantial doubt about our ability to continue as a going concern.

We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months.  We changed our strategic direction with the sale of our Lifetime and Baywood brands operating under our former wholly-owned subsidiary, Nutritional Specialties, Inc., to provide the necessary resources aimed at achieving profitability and positive cash flow. Additionally, we have taken steps to increase our revenue and reduce our operating expenses.  We will continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital.

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

In April 2010, we introduced a lemonade brand.  New Leaf's lemonades are available in three flavors -- Homemade, Black Cherry and Strawberry. Additionally, "The Tiger," half-iced tea / half lemonade, debuted as part of our lemonade line-up. Our 100% natural lemonades are made with pure organic cane juice and contain 10% real fruit juice.

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

Results of  Continuing Operations for the Three Month Periods Ended March 31, 2010 and 2009

Net sales of our continuing operations, New Leaf Brands, for the three months ended March 31, 2010 were $954,549, compared to $701,789 for the same period last year.  The increase in net sales is due to an increase in the number of distributors of our products which has resulted in an increase in the number of cases sold. We believe the increase in our marketing budget also increased sales.

Cost of sales of continuing operations increased to $679,699 for the 3 month period ending March 31, 2010 compared to $626,579 for the same period in 2009.  The increase of $53,120, or 8% was a result of greater sales, tempered by increased efficiencies in production due to higher sales volumes.  Our gross profit margin for the three month period ended March 31, 2010 was 28%, compared to 11% for the same period in 2009.  The overall increase of 17 percentage points in gross profit margin is primarily due to greater efficiency realized as volumes increased.

Shipping and handling expenses were $120,798 for the three month period ending March 31, 2010, and $66,102 for the same period in the prior year.  The increase of $54,696, or 83% was due primarily to greater sales volumes and the employment of additional distributors located further from our co-packer.  Marketing expenses increased $482,142, or 76% from $630,442 for the three months ended March 31, 2009 to $1,112,584 in the same period in 2010.  The increase was attributable to an increased focus on establishing new markets for our products.  General and Administrative costs were $489,220 for the first three months in 2010 and $428,573 for the first three months in 2009.  The increase of $60,647, or 14% was primarily due to transition cost to our new location.  Option and Stock Compensation Expense was $1,124,630 in the first three months of 2010, an increase of $1,104,023, or 5358% over the prior year total of $20,607 over the same period. Depreciation and amortization expense was $129,356 in the first quarter of 2010, and $117,126 in the first quarter of 2009.  The increase of $12,230, or 10% reflected increase in brand value associated with an earn-out provision and the corresponding adjustments to asset values.

Other income (expense) for the three month periods ended March 31, 2010 was ($32,015) and was ($1,261,884) for the three month period ending March 31, 2009. In the three month period ended March 31, 2010, interest expense decreased resulting from the repayment of debt from the proceeds of the sale of our Nutritional Specialties, Inc. business and the restructuring of our balance sheet in the third and fourth quarters of 2009 and the reduction in derivative liability.

There is no income tax benefit recorded for either period because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of March 31, 2010, we had $2,496,468 in current assets of which $853,192, or 34%, was cash and receivables.  On average, our receivables are collected after 43 days outstanding.  Inventories were $1,316,129 at March 31, 2010, an increase of $830,240 over the December 31, 2009 balance of $485,889.  The increase in inventories was primarily due to the purchase of raw materials.  Total current liabilities at March 31, 2010 totaled $6,117,758, of which $3,009,273, or 49.2%, represented trade and operating payables.  Our ratio of current assets was current liabilities of 1 to 2.45 at March 31, 2010.

At March 31, 2010, we had a net working capital deficiency of $3,621,290.  Our need for cash during the three months ended March 31, 2010 was primarily funded through the issuance of additional common stock totaling $345,000.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes. We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months.  We have taken steps to reduce our operating expense. Additionally, we are evaluating our strategic direction aimed at achieving profitability and positive cash flow. We intend to continue to initiate private placements of debt or equity securities in order to raise additional capital. We are considering  engaging an investment banker to assist management in raising additional capital. However, we may not be successful in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, we may be forced to make further cutbacks or cease operations.

Financings

On February 22, 2010, we closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the private placement, we agreed to issue an aggregate of 1,988,889 shares of common stock, plus warrants to purchase 1,057,727 shares of common stock at an exercise price of $0.55 per share, subject to adjustment.  Gross proceeds from the private placement were approximately $895,000.  The warrants will expire on or about five years from the date of issuance and have anti-dilution provisions, including that through the period ended April 30, 2010, if we issue any common stock or securities that can be converted or exercised for common stock at an effective price that is less than the unit price, then the purchasers would receive additional shares or warrants. As of April 6, 2010, we initiated a new private placement offering where the terms are more favorable than the December 2009 private placement offering.  Shareholders who participated in the December 2009 offering will receive an aggregate of 568,253 additional shares of common stock and 1,499,407 additional warrants with an exercise price of $0.45 per warrant share and a term of three years. Through May 12, 2010, we have received $400,000 and intend to issued 1,142,848 shares of common stock and 1,142,848 warrants with an exercise price of $0.45 per share.

During April 2010, we commenced a private placement offering of common stock and warrants with certain accredited investors. The offering for sale up to 40 Units at a price of $25,000 per Unit, each Unit consisting of 71,428 shares of our common stock and warrants to purchase 71,428 shares of our common stock, par value $0.001 per share, at an exercise price of $0.45 per share.  The warrants will have a three year life and have customary anti-dilution provisions.  If we issue any common stock or securities that can be converted or exercised for common stock at an effective price that is less than the unit price, the purchasers would receive additional shares or warrants. Through May 12, 2010, we have received $400,000 and intend to issue 1,142,848 shares of common stock and 1,142,848 warrants with an exercise price of $0.45 per share.

Off Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

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

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of March 31, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to  allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the three month period ended March 31, 2010 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles.  In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight and expertise needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties.  Based on our review of our accounting controls and procedures, we believe these control deficiencies resulted primarily because we did not have sufficient staffing performing accounting-related duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these  are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the three months ended March 31, 2010, we performed transaction reviews and control activities in connection with reconciling and compiling our consolidated financial records for the three months ended March 31, 2010.  These reviews and procedures were undertaken in order to confirm that our financial statements for the three months ended March 31, 2010 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above.  During 2009, we undertook actions to remediate the material weaknesses identified, including installation of a new software system to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We believe that the step outlined above will strengthen our internal control over financial reporting and addresses the material weaknesses described above. We also continue to evaluate our staffing needs. Our management will test and evaluate these additional controls to be implemented in 2010 to assess whether they will be operating effectively.

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

On March 12, 2010 we were notified that we were named as a defendant in lawsuit for the payment of approximately $345,000 to a former supplier. As of December 31, 2009 this amount is recorded in liabilities.

On March 17, 2010, we received a Notice of Indemnification under Asset Purchase Agreement with Nutra, Inc., the acquirers of our former nutraceutical businesses.  Nutra contends that certain products distributed under the Baywood brand failed to disclose the presence of certain components to Nutra or on the product label and is therefore in violation of certain regulations. We believe the notice  is without merit and we have challenged the allegation.

To our knowledge, as of March 31, 2010, there was no other threatened or pending litigation against our Company or our officers or directors in their capacity as such.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our annual report on  Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on April 20, 2009 except as follows:

We rely on a limited number of suppliers for our glass bottles.  If we lose any one of these vendors, our production may be slowed as we transition to a new supplier.

We use a proprietary glass bottle designed specifically for our New Leaf brand, and there are a limited number of manufacturers in North America capable of meeting our packaging demands.  The loss of any one of these suppliers could cause interruptions in our product cycle and higher raw materials costs.

We rely on a limited number of key distributors and retailers to sell our products, and if we lose these customers, our revenue will likely decline.

In the first quarter of 2010, approximately 20% of our sales were to one customer.  We currently have limited sales and distribution outlets for our products.  A slowdown or loss of any of these customers or distributors could materially decrease our revenues and our ability to generate cash flow.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three month period ending March 31, 2010, we issued 2,075,000 shares of common stock, valued at $998,750 in exchange for investor relations services.  Per share value of the common stock issued was between $0.25 and $1.00.

On February 22, 2010, we closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the private placement, we agreed to issue an aggregate of 1,988,889 shares of common stock, plus warrants to purchase 1,057,727 shares of common stock at an exercise price of $0.55 per share, subject to adjustment.  Gross proceeds from the private placement were approximately $895,000.  The warrants will expire on or about five years from the date of issuance and have anti-dilution provisions

In March 2010, in exchange for marketing services, we issued 42,500 shares of common stock with a per share value ranging from $0.43 to $0.49, and a total value of $19,476, and warrants issuable for 150,000 shares of common stock at an exercise price per share of $0.49.

In the first quarter of 2010, we converted $163,781 of accrued expense and accounts payable into 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share

During April 2010, we commenced a private placement offering of common stock and warrants with certain accredited investors. The offering for sale up to 40 Units at a price of $25,000 per Unit, each Unit consisting of 71,428 shares of common stock and warrants to purchase 71,428 shares of common stock at an exercise price of $0.45 per share. The warrants will expire on or about five years from the date of issuance and have anti-dilution provisions. If we issue any common stock or securities that can be converted or exercised for common stock at an effective price that is less than the exercise price of the warrants, then the investors will receive warrants for additional shares of common stock. Through May 12, 2010, we have received $400,000 and intend to issue 1,142,848 shares of common stock and 1,142,848 warrants with an exercise price of $0.45 per share. Additionally, due to anti-dilution provisions in our December 2009 offering, investors who participated in the December 2009 offering will receive an aggregate of 568,253 additional shares of common stock and 1,499,407 additional warrants with an exercise price of $0.45 per warrant share.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in negotiation with certain former shareholders of Nutritional Specialties, Inc. The value of these notes as of December 31, 2009 in the aggregate amount is $1,035,920. As of May 12, 2010 the Company is in default and therefore this amount is reflected as currently due.

ITEM 5 - OTHER INFORMATION

ITEM 1.01      ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.
ITEM 5.02      DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF CERTAIN DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS;
COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On April 1, 2010 we entered into a non-interest bearing note with Eric Skae, our Chief Executive Officer in the amount of $50,000.  Principal is due and payable to Mr. Skae upon demand, and we may prepay the principal at any time without penalty.

On April 29, 2010 we entered into a interest bearing note with O. Lee Tawes, III, our Director for $50,000.  Interest accrues on the note at 10%, compounded annually.  Principal is due and payable to Mr. Tawes upon demand, and we may prepay the principal at any time without penalty.

On May 11, 2010 we entered into an employment agreement with David Tsiang, our Chief Financial Officer.  The agreement is for a four-year term, with compensation set at a base salary of $130,000 per year.  Mr. Tsiang is also eligible for an annual bonus based upon goals set by our Chief Executive Officer.

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

4.6
Common Stock Purchase Warrants between the Company and O. Lee Tawes and John Talty, dated March 30, 2007 (included as Exhibit 4.v to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.7	Common Stock Purchase Warrant between the Company and JSH Partners, dated March 30, 2007 (included as Exhibit 4.vii to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

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

4.10	Common Stock Purchase Warrant between the Company and Ira. J. Gaines, dated June 28, 2006 (included as Exhibit 4.25 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

4.11
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

4.14	Common Stock Purchase Warrant between the Company and Ira J. Gaines, dated April 5, 2005 (included as Exhibit 4.30 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

4.15
Certificate of Designation of Series J 6% Redeemable Convertible Preferred Stock, dated December 22, 2008 (included as Exhibit 4.1 to the Form 8-K filed December 23, 2008, and incorporated herein by reference).

4.16
Baywood International, Inc. 2008 Stock Option and Incentive Plan, dated May 14, 2008 (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed June 27, 2008, and incorporated herein by reference).

4.17	Common Stock Purchase Warrant between the Company and Eric Skae, dated March 20, 2009 (included as Exhibit 4.1 to the Form 8-K filed March 24, 2009, and incorporated herein by reference).

4.18	Form of Common Stock Purchase Warrant, dated September 5, 2008 (included as Exhibit 10.2 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

4.19	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2008 (included as Exhibit 4.29 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.20	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 19, 2008 (included as Exhibit 4.30 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.21	Form of Subscription Agreement (included as Exhibit 4.31 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.22	Form of Warrant (included as Exhibit 4.32 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.23	Common Stock Purchase Warrant between the Company and O. Lee Tawes, dated July 14, 2008 (included as Exhibit 4.33 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.24	Common Stock Purchase Warrant between the Company and Eric Skae, dated October 23, 2008 (included as Exhibit 4.34 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.25	Form of Common Stock Purchase Warrant (included herein).

10.1	Promissory Note between the Company and Ira J. Gaines, dated April 2005 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.2	Bridge Loan Agreement between the Company and O. L. Tawes, dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

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

10.6	12% Note between the Company, Baywood Acquisition, Inc. and JSH Partners, dated March 30, 2007 (included as Exhibit 4.vi to the Form 8-K filed on April 11, 2007, and incorporated herein by reference).

10.7
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

10.10
Form of 8% Subordinated Promissory Note, issued by the Company to the creditors signatory thereto, dated September 9, 2008 (included as Exhibit 10.7 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.11
8% Convertible Subordinated Promissory Note for $1,000,000, issued by the Company to Skae Beverage International, LLC, dated September 9, 2008 (included as Exhibit 10.8 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.12
8% Convertible Subordinated Promissory Note for $100,000, issued by the Company to Skae Beverage International, LLC, dated September 9, 2008 (included as Exhibit 10.9 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.13	Employment Agreement between the Company and Eric Skae, dated September 9, 2008 (included as Exhibit 10.10 to the Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.14	Form of 12% Subordinated Promissory Note (included as Exhibit 10.41 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

10.15	12% Subordinated Note issued by the Company to O. Lee Tawes, III, dated July 14, 2008 (included as Exhibit 10.42 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

10.16	12% Subordinated Note issued by the Company to Eric Skae, dated October 23, 2008 (included as Exhibit 10.43 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

10.17
Asset Purchase Agreement by and among the Company, Nutritional Specialties, Inc., and Nutra, Inc., dated July 24, 2009 (included as Exhibit 10.1 to the Form 8-K filed July 30, 2009, and incorporated herein by reference).

10.18
Settlement Agreement and Mutual Release between Farmatek IC VE DIS TIC, LTD. STI and Oskiyan Hamdemir on the one hand and the Company and Nutritional Specialties, Inc. on the other hand, dated June 12, 2009 (included as Exhibit 10.45 to the Form 10-Q filed August 19, 2009, and incorporated herein by reference).

10.19
Assignment of Lease between Nutritional Specialties, Inc. and Boyd Business Center of Orange, dated October 9, 2009 (included as Exhibit 10.1 to the Form 8-K filed October 14, 2009, and incorporated herein by reference).

10.20	Non-interest bearing subordinated note issued by the Company to Eric Skae, dated April 1, 2010 (filed herewith).

10.21	10% Subordinated note issued by the Company to O. Lee Tawes, dated April 30, 2010 (filed herewith).

10.22	Employment agreement between the Company and David Tsiang, dated May 11, 2010 (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LEAF BRANDS, INC.

Date: May 17, 2010	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ David Tsiang
David Tsiang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)