Form 10-Q
period 2010-06-30
New Leaf Brands, Inc.
filed 2010-08-23
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
Or

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

(201) 784-2400
(Registrant’s telephone number, including area code)

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

As of August 16, 2010, there were 74,351,452 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

PART I – FINANCIAL  INFORMATION

ITEM 1- FINANCIAL STATEMENTS

NEW LEAF BRANDS, INC.
(formerly Baywood International, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$225,823	$1,547,924
Accounts receivable, net of an allowance for doubtful accounts of approximately $79,000 and $90,000 at June 30, 2010 and December 31, 2009, respectively	592,991	206,223
Inventory	978,267	485,889
Escrow deposit	-	250,000
Prepaid expense and other current assets	55,825	17,905
Total current assets	1,852,906	2,507,941

Property and equipment, net	106,519	111,031
Intangible assets, net	3,957,073	4,198,324

Total assets	$5,916,498	$6,817,296

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,434,483	$1,282,793
Accrued expenses	592,541	605,135
Due to related parties	367,601	403,247
Interest payable	59,849	53,969
Notes payable to related parties	550,000	90,727
Current portion of long-term debt	2,366,625	2,554,908
Derivative payable	-	110,000
Total current liabilities	6,371,099	5,100,779

Long-term debt	43,506	52,342
Derivative payable	974,016	-

Total liabilities	7,388,621	5,153,121

Contingencies (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value: 500,000,000 shares authorized; 74,326,452 shares and 63,105,477 shares issued and outstanding at June 30, 2010 and December 31, 2009	74,326	63,105
Additional paid-in capital	36,728,921	33,706,045
Accumulated deficit	(38,275,370)	(32,104,975)

Total stockholders' equity (deficit)	(1,472,123)	1,664,175

Total liabilities and stockholders' equity (deficit)	$5,916,498	$6,817,296

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
(formerly Baywood International, Inc.)
Condensed Consolidated Statements of Operations

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,665,232	$1,188,595	$2,619,781	$1,890,384
Cost of goods sold	1,087,103	916,836	1,766,802	1,565,617

Gross profit	578,129	271,759	852,979	324,767

Operating expenses:
Shipping and handling	177,142	110,821	297,940	176,923
Sales and marketing	1,527,939	658,930	2,714,828	1,289,372
General and administrative	542,437	498,895	2,081,982	925,872
Depreciation and amortization	129,103	121,122	258,459	238,248
Total operating expenses	2,376,621	1,389,768	5,353,209	2,630,415

Loss from operations	(1,798,492)	(1,118,009)	(4,500,230)	(2,305,648)

Other income (expense):
Interest income	-	-	5	-
Interest expense	(65,076)	(376,642)	(133,378)	(646,138)
Loss on extinguishment of accounts payable and long-term debt	(1,628,166)	-	(1,628,166)	-
Amortization of debt discount and deferred financing costs	(155,843)	(728,679)	(230,273)	(1,444,414)
Unrealized gain (loss) on derivative payable	265,623	(2,716,000)	380,623	(2,996,000)
Other	(4,688)	(100)	(8,976)	3,247
Total other income (expense)	(1,588,150)	(3,821,421)	(1,620,165)	(5,083,305)

Loss from operations before provision for income taxes	(3,386,642)	(4,939,430)	(6,120,395)	(7,388,953)
Provision for income taxes	-	-	-	-

Loss from continuing operations	(3,386,642)	(4,939,430)	(6,120,395)	(7,388,953)
Loss from discontinued operations, net	(50,000)	(2,749,428)	(50,000)	(2,181,711)

Net loss	(3,436,642)	(7,688,858)	(6,170,395)	(9,570,664)
Dividends on preferred stock	-	137,874	-	251,862

Loss available to common stockholders	$(3,436,642)	$(7,826,732)	$(6,170,395)	$(9,822,526)

Net loss per share - basic and diluted
Continuing operations	$(0.05)	$(0.60)	$(0.10)	$(0.91)
Discontinued operations	(0.00)	(0.32)	(0.00)	(0.26)
Net loss	$(0.05)	$(0.92)	$(0.10)	$(1.17)

Weighted average shares outstanding	67,194,272	8,505,798	64,944,025	8,424,475

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
(formerly Baywood International, Inc.)
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities:
Continuing operations:
Loss from continuing operations	$(6,120,395)	$(7,388,953)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	258,459	1,721,710
Loss on extinguishment of accounts payable and long-term debt	1,628,166	-
Amortization of debt discount and deferred financing costs	230,273	-
Warrants issued for services	54,913	-
Stock-based compensation	107,486	68,397
Common stock issued for services	1,036,892	154,900
Loss on disposal of property and equipment	4,249	-
Unrealized (gain) loss on derivative payable	(380,623)	2,996,000
Changes in assets and liabilities:
Accounts receivable	(386,768)	(837,925)
Inventory	(492,378)	(58,672)
Prepaid expenses and other current assets	(37,920)	50,691
Accounts payable	1,315,471	890,786
Accrued expenses	74,910	(52,934)
Due to related parties	(123,150)	338,884
Interest payable	5,880	192,502
Net cash used in continuing operating activities	(2,824,535)	(1,924,614)

Discontinued operations:
Loss from discontinued operations	(50,000)	(2,181,711)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
Impairment of intangible assets	-	3,250,000
Write-off of escrow from sale of discontinued operations	50,000	-
Depreciation and amortization	-	27,198
Stock-based compensation	-	13,594
Changes in discontinued assets and liabilities	-	101,977
Net cash used in discontinued operating activities	-	1,211,058
Net cash used in operating activities	(2,824,535)	(713,556)

Investing Activities:
Continuing operations:
Purchases of property and equipment	(16,945)	(1,470)
Net cash used in continuing investing activities	(16,945)	(1,470)

Discontinued operations:
Purchases of property and equipment	-	(2,120)
Net cash used in discontinued investing activities	-	(2,120)
Net cash used in investing activities	(16,945)	(3,590)

Financing Activities:
Continuing operations:
Proceeds from the issuance of long-term debt	400,000	1,263,357
Receipt of escrow from sale of discontinued operations	200,000	-
Proceeds from the sale of common stock and warrants	982,498	-
Repayments of line of credit, net	-	(1,853)
Repayments of long-term debt	(55,619)	(330,194)
Fees paid in connection with the sale of common stock and warrants	(17,500)	-
Payment of dividends	-	(3,500)
Proceeds from exercise of warrants	10,000	-
Net cash provided by continuing financing activities	1,519,379	927,810

Decrease in cash and cash equivalents	(1,322,101)	210,664
Cash and cash equivalents at the beginning of the period	1,547,924	98,410

Cash and cash equivalents at the end of the period	$225,823	$309,074

Supplemental disclosures:
Cash paid during the period for:
Interest	$127,498	$261,053

Non-cash investing and financing activities:
Recognition of beneficial conversion feature on long-term debt	$100,000	$-

Conversion of accounts payable into common stock	$239,159	$-

Conversion of long-term debt into common stock	$212,500	$-

Classification of warrants to derivative payable upon issuance	$1,259,199	$-

Classification of derivative payable to additional paid-in capital upon the exercise of warrants	$14,560	$-

Accrued preferred stock dividends	$-	$251,862

Common stock issued in lieu of dividends	$-	$942

Fair value of warrants issued in relationship to debt	$-	$721,015

See accompanying notes to the condensed consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of New Leaf Brands, Inc. (“New Leaf” or the “Company”), formerly Baywood International, Inc., as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in New Leaf Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of June 30, 2010.  To date, it has also been unable to generate sustainable cash flows from operating activities.  In addition, the Company has approximately $2,917,000 in long-term debt and related party obligations payable within the next twelve months and is in default with certain of its long-term debt and related party obligations (see Notes 4 and 5).  For the six months ended June 30, 2010, the Company’s loss from continuing operations is $6,120,395.  As of June 30, 2010, the Company’s cash and cash equivalents and working capital deficiency are $225,823 and $4,518,193, respectively.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash resources, combined with projected cash flows from operations may not be sufficient to  execute its business plan and continue operations for the next twelve months without additional funding.   The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital.   However, management believes its existing beverage business can achieve profitability and positive cash flow. In addition to paying down and restructuring its debt, management is taking steps to reduce the Company’s future operating expenses and increase future sales.  However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations.  The impact and any associated risks related to these policies on the Company’s business operations are discussed throughout this section.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The most significant estimates and assumptions made by management include the allowance for doubtful accounts, allowance for inventory obsolescence, impairment of intangible assets, stock-based compensation, and the valuation of certain warrants issued to service providers and in connection with capital raising activities, including those which have been classified as derivative liabilities.

Inventory

Inventories consist primarily of finished goods, but at times will include certain raw materials, and packaging/labeling materials, and are recorded at the lower of cost or market on an average cost basis. The Company does not convert raw materials to finished goods.  Instead, the Company relies on third-party suppliers to formulate, encapsulate and package finished goods.  Raw materials reflected in the table below include $105,985 and $80,212 in packaging/labeling materials as of June 30, 2010 and December 31, 2009, respectively.

Management analyzes inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable. Management’s estimate of obsolescence is inherently subjective and actual results could vary from the estimate, thereby requiring future adjustments to inventories and results of operations.

Inventory consisted of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$118,973	$91,351
Finished goods	859,294	394,538
Total inventory	$978,267	$485,889

Intangibles

Intangible assets resulted from the September 2008 acquisition of certain net assets from Skae Beverage International, LLC and consist of the brand value (Trademarks and Tradenames) associated with the New Leaf brand.  Intangible assets are being amortized using the straight-line method over a period of ten years.  Amortization expense for the three months ended June 30, 2010 and 2009 is $120,500 and $112,500, respectively.  Amortization expense for the six months ended June 30, 2010 and 2009 is $241,000 and $225,000, respectively.

The Company reviews intangible assets for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable by comparing the future undiscounted cash flows expected to result from the use of the asset to the carrying value of the asset.  If the undiscounted future cash flows are less than the carrying value of the asset, then an impairment charge is recognized based upon the difference between the carrying value and fair value of the asset.  The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows expected to result from the use of the asset using a discount rate commensurate with the risks involved.

Intangible assets are summarized as follows:

	June 30,	December 31,
	2010	2009
Intangible assets, gross	$4,760,824	$4,760,824
Less: accumulated amortization	803,751	562,500
Intangible assets, net	$3,957,073	$4,198,324

Derivative Instruments

Certain warrants issued in connection with the Company’s financing activities have anti-dilution and cashless exercise provisions.  The  anti-dilution provisions provide for the exercise price of the warrants to be adjusted in the event that the Company issues common stock with  an effective purchase price lower than the warrant exercise price, subject to certain exceptions, during the five year  term of the warrants.  Due to the presence of these provisions, the Company determined that the warrants did not qualify for equity classification and recognized them as derivative liabilities at fair value.  Derivative liabilities are required to be re-measured at fair value at the end of every reporting period with the changes in fair value being recorded in the statement of operations as unrealized gains (losses) on derivative liabilities.

The Company estimates the fair value of its derivative liabilities using the Black-Scholes-Merton option valuation model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments.

Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile  and sensitive to changes in the traded market price of the Company’s common stock.  Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s statement of operations will reflect the volatility in these estimate and assumption changes.

The range of significant assumptions which the Company used to re-measure the fair value of derivative liabilities at June 30, 2010 is as follows:

Stock price	$0.30
Term	1.19 – 4.87 years
Volatility	98.16% - 106.21%
Risk-free interest rate	0.32% - 1.79%
Exercise prices	$0.25 - $0.55
Dividend yield	0.00%

A reconciliation of the beginning and ending balances of derivative liabilities for the six months ended June 30, 2010 is as follows:

Derivative liabilities at the beginning of the period	$110,000
Warrants classified as liabilities	1,259,199
Exercise of warrants classified as derivative liabilities	(14,560)
Unrealized gain on derivative liabilities	(380,623)
Derivative liabilities at the end of the period	$974,016

Fair Value Measurements

The Company applies recurring fair value measurements to its derivative liabilities.  In determining fair value, the Company uses a  market approach and incorporates assumptions that market participants would use in pricing the liability, including assumptions about   risk and/or the risks inherent in the inputs to the valuation techniques.  These inputs can be readily observable, market corroborated or generally unobservable internally-developed inputs.  Based upon the observability of the inputs used in these valuation techniques, the Company's derivative liabilities are classified as follows:

●
Level 1:  The fair value of derivative liabilities classified as Level 1 is determined by unadjusted quoted market prices in active markets for identical liabilities that are accessible at the measurement date.  The Level 1 inputs used in calculating   the fair value of derivative liabilities include traded market values and volatilities calculated thereon.

●
Level 2:  The fair value of derivative liabilities classified as Level 2 is determined by quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.  The Level 2 inputs used in calculating the fair value of derivative liabilities include current published yields on United States Treasury securities.

●
Level 3:  The fair value of derivative liabilities classified as Level 3 is determined by internally-developed models and methodologies utilizing significant inputs that are generally less readily observable from objective sources.  The Level 3 inputs used in calculating the fair value of derivative liabilities include the remaining terms of the warrants and effective exercise prices.

	Level 1	Level 2	Level 3	Total
Warrants with anti-dilution and cashless exercise provisions	$--	$--	$974,016	$974,016
Total	$--	$--	$974,016	$974,016

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share is determined in the same manner as basic income (loss) per share, except that the number of shares is increased to include potentially dilutive securities using the treasury stock method.  Because the Company incurred a loss from continuing operations in all periods presented, all potentially dilutive securities were excluded from the computation of diluted income (loss) per share because the effect of including them is anti-dilutive.

The following table summarizes the shares of common stock attributable to potentially dilutive securities outstanding as of June 30, 2010 which were excluded in the calculation of diluted income (loss) per share:

Warrants	5,669,605
Convertible notes payable to a related parties	571,429
Stock options	3,948,198
Total	10,189,232

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update 2010-6, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (“Update 2010-6”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures —Overall of the FASB ASC. Update 2010-6 provides amendments to require new disclosures on the fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-6 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In February 2010, the FASB issued ASC Update 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements” (“Update 2010-09”).  Update 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. Update 2010-09 was effective upon issuance. The adoption of Update 2010-09 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to be applicable to the Company's consolidated financial statements.

Reclassification

Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform with the current period presentation.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	June 30,	December 31,
Description	2010	2009
Unsecured note payable to a director with a face amount of $150,000 bearing interest, which is payable at maturity, at 10% per annum. The note was scheduled to mature in June 2010 and is in default as of June 30, 2010 (see Note 2) (A)	$150,000	$90,727
Unsecured non-interest bearing note payable to an officer with a face amount of $50,000 which is payable on demand	50,000	--
Unsecured note payable to a director with a face amount of $50,000 bearing interest at 10% per annum and is payable on demand (A)	50,000	--
Unsecured note payable to a director with a face amount of $300,000 bearing interest, which is payable at maturity at the Company’s option in either cash or common stock, at 15% per annum and matures in July 2010 (A)	300,000	--
Total notes payable to related parties	$550,000	$90,727

(A)
In connection with the issuance of the $300,000 unsecured note payable to a director, the Company agreed to amend the terms of the two previous outstanding notes payable to the director to provide the director with the option to convert the outstanding note balance to common stock at $0.35 per share, subject to a reset provision which contingently adjusts the conversion price in certain circumstances.  The Company concluded that the addition of the embedded conversion option to the two previous outstanding notes qualified as a substantive modification, but determined that there was no gain or loss to be recognized on the extinguishment of the notes. The Company also determined that the embedded conversion option did not qualify as a derivative instrument which needs to be separated from the host contract due to the lack of net settlement provisions or the presence of a qualifying market mechanism to facilitate net settlement.  However, since the embedded conversion option contained $57,143 in intrinsic value and the notes were either payable on demand or in default as of June 30, 2010, the Company immediately recognized the intrinsic value in amortization of debt discount.

In June 2010, the Company entered into a transaction which triggered the reset provision contained in the amended note terms resulting in a reduction of the conversion price to $0.30 per share.  The $42,857 in incremental intrinsic value created by the reduction of the conversion price was immediately recognized in amortization of debt discount.

For the six months ended June 30, 2010 and 2009, interest expense on notes payable to related parties is $7,500 and $172,747, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
Description	2010	2009
Unsecured notes payable with an aggregate original face amount of $175,000 bearing interest, which is payable monthly, at 8% per annum and payable in equal monthly installments of $21,875 through September 30, 2009 (A)	$--	$87,500
Unsecured convertible notes payable with an aggregate original face amount of $250,000 bearing interest, which is payable monthly, at 8% per annum and payable in equal monthly installments of $31,250 through September 30, 2009 (A)	--	125,000
Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest, which is payable at maturity, at 10% per annum and matures in September 2010. The notes are secured by the Company’s accounts receivable and inventory (B)	1,500,000	1,429,000
Unsecured note payable bearing interest, which is payable at maturity, at 28% per annum. The note was scheduled to mature in June 2010 and is in default as of June 30, 2010 (see Note 2)	23,680	54,861
Unsecured note payable with an original face amount of $1,200,000 bearing interest at 5% per annum and payable in equal monthly installments of principal and interest of $1,719 with a balloon payment of $415,000 payable in May 2013. The Company stopped making principal and interest payments on the note in October 2009 and is in default as of June 30, 2010 (see Notes 2 and 8). Since the note is in default, it has been classified as a current liability	822,920	822,920
Equipment loan bearing interest, which is payable monthly, at 11% per annum and payable in monthly installments of $12,117 through November 2013	58,521	65,459
Unsecured note payable bearing interest, which is payable at maturity, at 15% per annum and payable on demand	--	10,000
Unsecured note payable bearing interest, which is payable at maturity, at 12% per annum and payable on demand	5,010	12,510
Total debt	2,410,131	2,607,250
Less: current portion of long-term debt	2,366,625	2,554,908
Long-term debt	$43,506	$52,342

(A)
The Company stopped making principal and interest payments on these notes in September 2008 and the notes were considered to be in default.  In April 2010, the holders of the notes agreed to convert the outstanding note balance into 531,250 shares of common stock in exchange for the Company agreeing to pay all unpaid interest which had accrued on the notes.  The Company recognized a loss on the extinguishment of the notes of $37,188.

(B)
In May 2010, the Company issued 360,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to June 30, 2010. The Company determined that the extension of the notes qualified as a substantive modification and recognized a loss on the extinguishment of the notes of $165,600.  In June 2010, the Company issued 4,500,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to September 30, 2010.  The Company determined that the extension of the notes qualified as a substantive modification and recognized a loss on the extinguishment of the notes of $1,350,000.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

In February 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, the Company agreed to issue an aggregate of 766,665 shares of common stock and warrants to purchase 407,727 shares of common stock at an exercise price of $0.55 per share for net proceeds of $345,000.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined these warrants qualified as derivative instruments (see Note 3).  As such, a portion of the proceeds received in the private placement representing the fair value of the warrants of $150,044 was classified as a derivative liability.  The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.50
Term	5 years
Volatility	99.25%
Risk-free interest rate	2.38%
Exercise prices	$0.55
Dividend yield	0.00%

In February 2010, the Company issued a side letter to investors in the private placements which closed in December 2009 and February 2010 which effectively amended the terms of the private placements to contain a price protection clause through April 30, 2010.  The price protection clause required the Company to issue additional common stock and warrants to these investors, based upon a formula contained in the side letter, in the event that common stock is issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.  The Company determined that the terms of the price protection clause did not  meet the definition of a derivative instrument due to the lack of net settlement provisions or the presence of a qualifying market mechanism to facilitate net settlement.

In April 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to   the private placement, the Company agreed to issue an aggregate of 1,821,414 shares of common stock and warrants to purchase 1,821,414 shares of common stock at an exercise price of $0.45 per share for net proceeds of $637,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined these warrant qualified as derivative instruments (see Note 3).  As such, a portion of the proceeds received in the private placement representing the fair value of the warrants of $608,352 was classified as a derivative liability.  The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.45
Term	5 years
Volatility	97.89%
Risk-free interest rate	2.29%
Exercise prices	$0.45
Dividend yield	0.00%

The commencement of the private placement in April 2010 triggered the price protection clause contained in the side letter which the Company issued to certain investors in February 2010.  Accordingly, the Company issued such investors 568,253 shares of common stock and warrants to purchase 1,499,410 shares of common stock at an exercise price of $0.45 per share.  The warrants are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined these warrant qualified as derivative instruments (see Note 3).  As such, a portion of the total aggregate proceeds received during the December 2009 and February 2010 private placements representing the fair value of the warrants of $500,803 was re-allocated from additional paid-in capital to the derivative liability. The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.45
Term	5 years
Volatility	97.89%
Risk-free interest rate	2.29%
Exercise prices	$0.45
Dividend yield	0.00%

In May 2010, the Company issued a side letter to investors in the private placement which closed in April 2010 which effectively amended the terms of the private placement to contain a price protection clause through August 31, 2010.  The price protection clause requires the Company to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock is issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.  The Company determined that the terms of the price protection clause did not meet the definition of a derivative instrument due to the lack of net settlement provisions or the presence of a qualifying market mechanism to facilitate net settlement.

During the six months ended June 30, 2010, the Company converted $163,781 of accounts payable into 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share. The Company recognized a loss on the extinguishment of accounts payable of $75,378 which represented the difference between the agreed upon settlement price of such liabilities and the fair value of the Company’s common stock on the settlement date.

During the six months ended June 30, 2010, the Company issued 2,192,500 shares of common stock to service providers.  The fair value of such common stock of $1,036,892 was measured at the earlier of: (a) the performance commitment date or (b) the date the services were completed based upon the specific terms of the arrangement and recognized as an operating expense.

Warrants

Set forth below is a description of the Company’s outstanding warrants as of June 30, 2010:

Designation / Reason Granted	Original issue date	Exercise Price	Expiration Date	Common Stock Issuable Upon Exercise

Bridge warrants / bridge financing (A)	September 2006	$1.00	September 2011	21,429
New product development	July 2007	$1.00	July 2010	250,000
Marketing program development	October 2007	$1.00	October 2012	250,000
Investor warrants / 2007 private placement (B)	March 2007	$0.40	March 2012	58,749
Placement agent warrants (B)	March 2007	$0.80	March 2012	155,000
Bridge note warrants	March 2007	$1.00	March 2012	35,000
Ancillary warrants (B)	June 2007	$0.40	June 2012	5,000
April 2008 bridge notes warrants (A)	April 2008	$0.80	April 2013	15,625
September 2008 bridge note warrants (A)	September 2008	$0.85	September 2013	25,884
Series J warrants (A)	December 2008	$0.87	December. 2013	14,368
October 2009 note warrants (A)	October 2009	$0.25	October 2014	310,000
Investor warrants 2009 private placement (A)	December 2009	$0.25	December 2014	649,999
Investor warrants 2009 private placement (A)	February 2009	$0.55	December 2014	407,727
Warrants for marketing services (C)	March 2010	$0.49	March 2015	150,000
Investor warrants 2009 private placement (A)	May 2010	$0.45	June 2015	1,499,410
Investor warrants 2010 private placement (A)	June 2010	$0.45	June 2015	1,821,414
Total warrants outstanding at June 30, 2010				5,669,605

(A)	Contain anti-dilution and cashless exercise provisions. The Company has classified these warrants as derivative liabilities (see Note 3)

(B)
Contain anti-dilution provisions.  The Company has classified these warrants in stockholders’ equity because of its determination that these warrants did not qualify as derivative instruments due to the lack of net settlement provisions and a qualified market mechanism that facilitates net settlement.

(C)
Contain cashless exercise provisions.  The Company has classified these warrants in stockholders’ equity because it has concluded that these financial instruments are indexed to the Company’s common stock and therefore qualify for the scope exception provided under existing GAAP which does not require these warrants to be evaluated for derivative accounting treatment.

The following table reflects a summary of warrant activity:

			Weighted
		Weighted	Average Term
		Average	Remaining
	Number	Exercise Price	(in years)
Warrants outstanding at December 31, 2009	1,831,054	$0.36	3.0
Granted	3,878,551	0.46	4.8
Exercised	(40,000)	0.25	4.3
Expired	--	--	-
Warrants outstanding at June 30, 2010	5,669,605	$0.43	4.3

During the six months ended June 30, 2010, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.49 per share for the provision of certain marketing services.  Such warrants are fully vested with a five year term.  The Company recognized the fair value of these warrants of $54,913 in operating expenses.  The fair value was determined using the Black-Scholes-Merton option valuation model using the following assumptions:

Stock price	$0.49
Term	5 years
Volatility	98.94%
Risk-free interest rate	2.40%
Exercise price	$0.49
Dividend yield	0.00%

The remainder of the warrants issued by the Company during the six months ended June 30, 2010 was classified as derivative liabilities.

Stock Options

The Company granted stock options to its officers and employees during the six months ended June 30, 2010 to purchase 1,390,000 shares of common stock at exercise prices ranging from $0.40 to $0.63 per share.  Such stock options vest ratably over a period of five years on a cliff basis and expire in ten years.

The Company used the Black-Scholes-Merton valuation model to estimate the fair value of these stock option grants using the following range of assumptions:

Stock prices	$0.40 - $0.63
Terms	7 years
Volatility	110% - 111%
Risk-free interest rates	3.30%
Exercise prices	$0.40 - $0.63
Dividend yield	0.00%

The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment,” to estimate the expected term of the stock options.  The expected volatility is based on the historical volatility of the Company’s common stock over a period which coincides with the expected term of the stock option.  The risk-free interest rate is determined using the U.S. Treasury yield curve in effect at the time of grant for a period which coincides with the expected term of the stock option.

The following table reflects a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Contractual
	Number	Exercise Price	Life
Stock options outstanding at December 31, 2009	2,958,250	$0.75	8.5
Granted	1,390,000	0.46	9.7
Exercised	--	--	--
Expired	(400,052)	0.80	9.0
Stock options outstanding at June 30, 2010	3,948,198	$0.64	8.8
Stock options exercisable at June 30, 2010	1,353,340	$0.70	7.5

As of June 30, 2010, the Company has 2,958,927 stock options available for future grants under its stock option plan and $976,123 in unrecognized compensation cost.

During the six months ended June 30, 2010 and 2009, the Company recognized $107,486 and $68,397 in compensation expense related to its outstanding stock options.

NOTE 7 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors provide the Company with loans and/or defer the payment of salaries in order to assist the Company with its cash flow needs. The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates. All such transactions must be reviewed by the Company’s independent directors.

As of June 30, 2010 and December 31, 2009, the Company has received $150,000 and $550,000 in loans from its officers and directors (see Note 4).

As of June 30, 2010, the Company has amounts due to related parties of $367,601 for interest, deferred salaries and an earn-out arrangement related to the prior acquisition of a Company owned by the Company’s current Chief Executive Officer (see Note 8).

As of December 31, 2009, the Company has amounts due to related parties of $403,247 for interest, deferred salaries and an earn-out arrangement related to the prior acquisition of a Company owned by the Company’s current Chief Executive Officer (see Note 8).

NOTE 8 – CONTINGENCIES

Earn-Out Arrangement

In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, the Company agreed to provide the former member of Skae, who is also its current Chief Executive Officer, with a three year earn-out arrangement.  Under the terms of the earn-out arrangement, the Company can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit.  As of June 30, 2010 and December 31, 2010, the Company has accrued $260,000 related to the achievement of the first year performance target.  Currently, the Company is unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred.

Legal Matters

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI (“Farmatek”), a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against the Company’s wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleged a breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  On June 12, 2009, the Company entered into a settlement agreement with Farmatek pursuant to which it agreed to pay Farmatek an aggregate of $250,000 over a period of twelve months.  Through June 30, 2010, the Company was delinquent in paying the remaining $19,000 owed under the settlement agreement.  In August 2010, the Company agreed to pay Farmatek the remaining balance owed under the initial settlement agreement plus $7,000 in equal monthly installments commencing in August 2010 and continuing through January 2011.

On January 29, 2009, the Company was notified that it was named as a defendant, along with 54 other defendants, in a class action lawsuit under California Proposition 65 for allegedly failing to disclose the amount of lead in one of its products. The Company has responded to discovery requests from the Attorney General of California.  To date, no trial date has been set. The Company is currently investigating the merits of the allegation and is unable to determine the likelihood of an unfavorable outcome or a range of possible loss.

On December 7, 2009, the Company received a demand notice for the repayment of a $1,200,000 note payable with a current balance of $822,920, which is presently in default, from the estate of a former owner of Nutritional Specialties, Inc. (see Note 5). Without acknowledging liability, the Company offered to settle any claims against it in this matter for cash and restricted common stock.  The Company’s offer lapsed before it was accepted.  On July 7, 2010, the Company was notified that it was named as a defendant in a lawsuit in the aforementioned matter. On, July 21, 2010, the Company entered into an agreement with the plaintiff to attend mediation in an effort to resolve this matter amicably.  The entire amount of the claim is included in the current portion of long-term debt.

On March 12, 2010, the Company was notified that it was named as a defendant in a lawsuit filed in the U.S. District Court for the Eastern District of Texas on behalf of Vitro Packaging de Mexico, S.A. DE C.V for the payment of approximately $345,000 in accounts receivable and unbilled shipments plus interest and attorneys fees.  The Company plans on vigorously defending itself and believes that it is entitled to receive certain offsets related to quantities received and defective products.  The entire amount of the vendor claim is included in accounts payable.

NOTE 9 – DISCONTINUED OPERATIONS

In April 2009, the Company’s Board of Directors authorized management to begin the process of selling Nutritional Specialties, Inc. (“Nutritional Specialties”), including the Lifetime® and Baywood brand of products.  Accordingly, as of June 30, 2009, the Company classified the operations of Nutritional Specialties as discontinued operations and recognized an impairment charge of $3,250,000 to   reduce the carrying value of the assets of Nutritional Specialties which were classified as held for sale to fair value.

In July 2009, the Company entered into an Asset Purchase Agreement (“the Agreement”) with Nutra, Inc. (“Nutra”), a subsidiary of Nutraceutical International Corporation, to sell substantially all of the rights and assets of Nutritional Specialties’ business, including but not limited to, its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts. Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages. In addition, certain assets of Nutritional Specialties were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to certain normal adjustments for reserves excluding normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807.   Included in this purchase price was a $250,000 hold-back that was being held by Nutra and is reflected as an escrow deposit on the sale of discontinued operations as of December 31, 2009.  No later than six months after the closing date, or April 9, 2010, if Nutra, Inc. determine that there was a material difference between the actual net asset value and the net asset value at closing, it might prepare a written statement setting forth the calculation of the actual net asset value and that amount may be deducted from the hold-back.

In June 30, 2010, the Company, without agreeing to Nutra’s position, agreed to reduce the amount of the hold-back due to the Company by $50,000 to settle a dispute with Nutra regarding the net asset value acquired by Nutra under the Agreement in exchange for an immediate payment of $200,000.  The $50,000 reduction in the hold back was reflected as a loss on discontinued operations in the six months ended June 30, 2010.

The loss from discontinued operations during the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$--	$3,649,363	$--	$7,351,869
Operating expenses	(50,000)	(3,148,791)	(50,000)	(6,283,580)
Impairment of goodwill and intangible assets	--	(3,250,000)	--	(3,250,000)
Loss from discontinued operations	$(50,000)	$(2,749,428)	$(50,000)	$(2,181,711)

NOTE 10 - SIGNIFICANT CONCENTRATIONS

As of June 30, 2010, approximately 27% of accounts receivable was due from one customer.  Sales to this customer totaled approximately 24% of net sales for the six months ended June 30, 2010.

As of June 30, 2010, approximately 24%, 21% and 14% of accounts payable were due to three vendors.  Purchases from these vendors totaled approximately 41%, 30%, and 0% of total purchases for the six months ended June 30, 2010.

A slowdown or loss of these customers or vendors could have a material adverse affect on the Company’s results of operations and ability to generate positive cash flow.

NOTE 11 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its sales from numerous customers, primarily in the United States.  The Company’s product lines include  ready-to-drink beverages.  The Company operates in only one reportable segment and holds all of its assets in the United States. Sales of nutritional and dietary supplements for the six months ended June 30, 2009 of $7,351,869 are included in loss from discontinued operations (see Note 9).

 The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the six months ended June 30:

	Six Months Ended June 30,
	2010	2009
United States	$2,564,614	$1,588,765
Canada	19,220	251,233
Other	35,947	50,386
Total	$2,619,781	$1,890,384

NOTE 12 - SUBSEQUENT EVENTS

In July 2010, the Company issued 25,000 shares of common stock to a third party service provider for the performance of public relations related services.

Effective July 2010, the Company entered into a distribution agreement with a third service provider which provides it with the option to partially pay for the services rendered under the arrangement by issuing up to 40,000 shares of common stock per month over its one year term.  The agreed upon conversion price of the common stock is $0.25 per share.

Effective July 2010, the Company entered into a distribution agreement with a third party service provider which requires it to, among other things, issue up to $3,000 of common stock per month for services rendered under the arrangement during its one year term.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Annual Report on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform theses statements to actual results or to changes in our expectations, except as required by law.

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

General

Sales of New Leaf Brand beverages have increased at a double-digit rate to date in 2010.  In the first half of 2010, we also increased our distribution in terms of geographic territory and number of retail accounts.   In the third quarter of 2010, management made a strategic decision to reallocate our resources to create a more efficient sales effort while streamlining our business.  We intend to start implementing changes to our sales and marketing effort immediately and through the fourth quarter of 2010.

We believe that in order to maintain this growth momentum while reducing or maintaining expenses, we need to shift our strategy from opening new geographic markets with small retail accounts and instead focus on a greater level of horizontal development in key growth markets and controlled geographic expansion in markets that have higher potential for growth.  Horizontal growth will allow us to build relationships with larger retailers such as supermarkets which we expect to yield higher revenues with lower expenses to us.  We also expect horizontal development to contribute to stabilizing our shipping costs as we grow to deliver more products in the same geographic areas.

Effective July 24, 2009, we entered into an Asset Purchase Agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, referred to as the Agreement.  The transactions contemplated by the Agreement closed on October 9, 2009.  Pursuant to the Agreement, we sold substantially all of the rights and assets of our Nutritional Specialties, Inc. business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts. Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of certain liabilities and certain pre-closing working capital adjustments.

Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. No later than six months after the closing date, if Nutra, Inc. determined that there was a material difference between the actual net asset value and the net asset value at closing, it might prepare a written statement setting forth the calculation of the actual net asset value.  On June 30, 2010, we settled a dispute with Nutra regarding funds from the hold-back.   Without agreeing to Nutra’s position, we agreed to reduce the amount due us by $50,000 for immediate payment of $200,000. The $50,000 write-off was reflected as part of discontinued operations in the three and six month period ended June 30, 2010.

Our new planned strategic direction is to build a beverage company around our New Leaf brand of ready-to-drink teas, lemonades and other functional beverages. Additionally, following the October 9, 2009 closing of the asset sale, we no longer develop, market and distribute nutraceutical products. Even with limited access to capital, we have grown the New Leaf brand.  As of July 2010, New Leaf beverages are sold in 35 states, through 121 distributors and 16 well-known retailers in over 12,000 outlets. We sold 113,119 cases in the first quarter of 2010, up over 37% from 82,196 cases in the first quarter of 2009 and 183,785 cases in the second quarter of 2010, up over 32% from the 138,341 cases in the second quarter of 2009. In July 2010, we sold 35,354 cases; a 21.6% increase over our July 2009 sales of 29,081 cases. We anticipate that, after our debts are repaid and renegotiated, we will be able to raise additional capital to grow our New Leaf brand as well as develop additional brand extension and brands.

New Leaf Brands has made a strategic decision to reallocate our resources in order to streamline our business, while creating a more efficient sales effort. Management believes that this plan offers us a stronger focus on growth in key markets.  Sales of New Leaf Brands beverages have increased at a double-digit rate in 2010, outpacing competition in the premium Iced Tea and Lemonade categories.  We have also increased our distribution in terms of geographic territory and number of retail accounts. In order to maintain the momentum, our management team plans to move rapidly into Phase 2 of the Sales and Marketing strategy, which will include a greater level of horizontal development in key markets and slower, controlled geographic expansion in non-essential markets.

We have a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of June 30, 2010.  To date, we have also been unable to generate sustainable cash flows from operating activities.  In addition, we have approximately $2,917,000 in long-term debt and related party obligations payable within the next twelve months and are in default with certain of our long-term debt and related party obligations.  For the six months ended June 30, 2010, our loss from continuing operations is $6,120,395.  As of June 30, 2010, our cash and cash equivalents are $225,823 and our working capital deficiency is $4,518,193.  Collectively, these factors raise substantial doubt about our ability to continue as a going concern.

We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to  execute our business plan and continue operations for the next twelve months without additional funding.   We intend to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital.   However, management believes our existing beverage business can achieve profitability and positive cash flow. In addition to paying down and restructuring our debt, management is taking steps to reduce our future operating expenses and increase future sales.  However, we cannot provide any assurance that operating results will generate sufficient cash flow to meet our working capital needs and service our existing debt or that we will be able to raise additional capital as needed.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Blue Teas ● Diet Blue Tea with Lemon ● Diet Blue Tea with Peach ● Blue Tea with Lemon ● Blue Tea with Peach ● Blue Tea with Raspberry	White Tea ● White Tea with Ginseng & Honey ● White Tea with Honey Dew Melon ● White Tea with Strawberry
Green Teas ● Green Tea with Plum ● Green Tea with Ginseng ● Green Tea with Mango	Black Tea ● Black Tea with Mint & Lime ● Unsweetened ● Sweet Tea

We also distinguish the New Leaf brand by creating unique flavors.  For example, New Leaf introduced blue tea, also known as Oolong tea, to mainstream consumers.  Oolong tea is sometimes referred to as “blue tea” because its dried leaves have a bluish hue.  We believe that unique flavors will continue to attract the attention of consumers.

In April 2010, we introduced a lemonade brand.  New Leaf's lemonades are available in three flavors -- Homemade, Black Cherry and Strawberry. Additionally, "The Tiger," half-iced tea / half lemonade, debuted as part of our lemonade line-up. Our 100% natural lemonades are made with pure organic cane juice and contain 10% (6% for “Tiger”) real fruit juice which is higher than most of the competitors’ lemonades. Additionally, we believe our lemonade brand is the only “Ready-to-Drink” lemonade sweetened with organic cane sugar.

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

SEASONALITY

Our ready-to-drink tea and lemonade generally are consumed during the warmer months.  Therefore, our peak selling season is from March to September.

RELIANCE ON SIGNIFICANT CUSTOMERS AND SUPPLIERS

As of June 30, 2010, approximately 27% of accounts receivable was due from one customer.  Sales to this customer totaled approximately 24% of net sales for the six months ended June 30, 2010.

As of June 30, 2010, approximately 24%, 21%, and 14% of accounts payable were due to three vendors.  Purchases from these vendors totaled approximately 41%, 30%, and 0% of total purchases for the six months ended June 30, 2010.

A slowdown or loss of these customers or vendors could have a material adverse affect on our results of operations and ability to generate positive cash flow.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies that require the use of judgment and estimates are listed below.

Accounts receivable

We provide an allowance against accounts receivable for estimated product returns, sales and promotional allowances, and a customer's inability to pay.  The establishment of the allowance is based upon credit profiles, current economic and industry trends, historical payment and return history, and any other information we may have at our disposal at the time the estimate is made.

Inventory

We analyze inventory for possible obsolescence on an ongoing basis, and provide a write-down of inventory cost when items are no longer considered to be marketable. Our estimate of obsolescence is inherently subjective and actual results could vary from the estimate, thereby requiring future adjustments to inventories and results of operations.

Intangibles

We review intangible assets for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable by comparing the future undiscounted cash flows expected to result from the use of the asset to the carrying value of the asset. If the undiscounted future cash flows are less than the carrying value of the asset, then an impairment charge is recognized based upon the difference between the carrying value and fair value of the asset. The estimated fair value would be based on the best information available under the circumstances, including prices for similar assets and the results of valuation techniques, including the present value of expected future cash flows expected to result from the use of the asset using a discount rate commensurate with the risks involved.

Derivative instruments

We estimate the fair value of our derivative liabilities using the Black-Scholes-Merton option valuation model, adjusted for the effect of dilution, because it embodies all the requisite assumptions (including trading volatility, estimated terms, dilution and risk-free rates) necessary to fair value these instruments.

Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the traded market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair value, our statement of operations will reflect the volatility in these estimate and assumption changes.

Share-based payments

Share-based payments to employees, consisting of stock options, are measured at fair value on the grant date, based on the estimated number of awards that are ultimately expected to vest.  The fair value of stock options is determined using the Black-Scholes-Merton option valuation model.  Assumptions used in this model are subjective and include the expected term of the stock option, applicable risk-free interest rate, expected dividend yield and volatility of the underlying common stock. We elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payments”, to estimate the expected term of the stock options. The expected volatility is based on the historical volatility of our common stock over a period which coincides with the expected term of the stock option. The risk-free interest rate is determined using the U.S. Treasury yield curve in effect at the time of grant for a period which coincides with the expected term of the stock option.

Share-based payments to non-employees for services rendered, consisting of both common stock and warrants, are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The fair value of a common stock award is based upon the closing price of our common stock on the grant date. The fair value of warrants is determined using the Black-Scholes-Merton option valuation model. Assumptions used in this model are subjective and include the expected term of the warrant, applicable risk-free interest rate, expected dividend yield, and volatility of the underlying common stock. The expected term of a warrant generally coincides with the life of the warrant. The expected volatility is based on the historical volatility of our common stock over a period which coincides with the expected term of the warrant. The risk-free interest rate is determined using the U.S. Treasury yield curve in effect at the time of grant for a period which coincides with the expected term of the warrant.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board or FASB, issued Accounting Standards Codification or ASC, Update 2010-6, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements or Update 2010-6, which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures —Overall of the FASB ASC. Update 2010-6 provides amendments to require new disclosures on the fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-6 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In February 2010, the FASB issued ASC Update 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements,” or Update 2010-09.  Update 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. Update 2010-09 was effective upon issuance. The adoption of Update 2010-09 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to be applicable to our consolidated financial statements.

Results of Continuing Operations for the Three Month and Six Month Periods Ended June 30, 2010 and 2009

Net sales of our continuing operations, New Leaf Brands, for the six months ended June 30, 2010 were $2,619,781, compared to $1,890,384 for the same period last year.  For the three months ended June 30, 2010, net sales were $1,665,232, compared to $1,188,595 for the same period last year. The increase in net sales is due to an increase in the number of distributors and retailers of our products that has resulted in an increase in the number of cases sold and increase of 3% in price.  We believe the increase in our marketing expenditure also increased sales.

Cost of sales of continuing operations increased to $1,766,802 for the six month period ending June 30, 2010 compared to $1,565,617 for the same period in 2009.  The increase of $201,185 or 12.9% was a result of greater sales, partially offset by increased efficiencies in production due to higher sales volumes.  Our gross profit margin for the six month period ended June 30, 2010 was 32.6%, compared to 17.2% for the same period in 2009.  The overall increase of 15.4 % in gross profit margin is primarily due to greater efficiency realized as production volumes increased. Cost of sales of continuing operations increased to $1,087,103 for the three month period ending June 30, 2010 compared to $916,836 for the same period in 2009.  The increase of $170,207, or 18.6% was a result of greater sales, partially offset by increased efficiencies in production due to higher sales volumes.  Our gross profit margin for the three month period ended June 30, 2010 was 34.7%, compared to 22.9% for the same period in 2009.  The overall increase of 11.8 % in gross profit margin is primarily due to greater efficiency realized as production volumes increased.

Shipping and handling expenses were $297,940 for the six month period ending June 30, 2010, and $176,923 for the same period in the prior year.  The increase of $121,017 or 68% was due primarily to greater sales volumes and more distributors located further from our contract manufacturer.  Shipping and handling expenses were $177,142 for the three month period ending June 30, 2010, and $110,821 for the same period in the prior year.  The increase of $66,321 or 59.8% was due primarily to greater sales volumes and more distributors located further from our co-packer.

Sales and marketing expenses increased $1,452,456, or 111% from $1,289,372 for the six months ended June 30, 2009 to $2,714,828 in the same period in 2010.  The increase was attributable to an increased focus on establishing new markets for our products.  Sales and marketing expenses increased $869,009, or 132% from $658,930 for the three months ended June 30, 2009 to $1,527,939 in the same period in 2010.  The increase was attributable to an increased focus on establishing new markets for our products.

General and administrative costs were $2,081,982 for the six months period ended June 30, 2010 and $925,872 for the six month period ended June 30, 2009.  The increase of $1,156,110 or 125% was due the cost of transitioning to our new corporate location and Option and Stock Compensation Expense increase of $1,124,986 in the six months period ended June 30, 2010, an increase of $1,056,592, or 1545% over the prior year total of $68,397 over the same period. General and administrative costs were $542,437 for the three months period ended June 30, 2010 and $498,895 for the three month period ended June 30, 2009.  The increase of $43,542, or 9% was due to relocating to our New Jersey corporate office and increased stock-based compensation of $40,461 in the three months period ended June 30, 2010.

Depreciation and amortization cost was $258,459 in the first half year of 2010, and $238,248 in the first half year of 2009.  The increase of $20,211, or 8.5% reflected increase in amortization of brand value associated with an earn-out provision. Depreciation and amortization cost was $129,103 in the second quarter of 2010, and $121,122 in the second quarter of 2009.  The increase of $7,981, or 6.6% reflected increase in brand value amortization associated with an earn-out provision.

Other income (expense) for the six month periods ended June 30, 2010 was ($1,620,165) and was ($5,083,305) for the six month period ending June 30, 2009. In the six month period ended June 30, 2010, interest expense, decreased resulting from the repayment of debt from the proceeds of the sale of our Nutritional Specialties, Inc. business, loss on extinguishment of debt and the restructuring of our balance sheet in the third and fourth quarters of 2009 and the reduction in the unrealized gain on derivative. Other income (expense) for the three month periods ended June 30, 2010 was ($1,588,150) and was ($3,821,421) for the three month period ending June 30, 2009. In the three month period ended June 30, 2010, interest expense decreased resulting from the repayment of debt from the proceeds of the sale of our Nutritional Specialties, Inc. business and the restructuring of our balance sheet in the third and fourth quarters of 2009 and the reduction in derivative liability.

There is no income tax benefit recorded for either period because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,852,906 in current assets of which $818,814, or 44.2%, was cash and receivables.  On average, our receivables are collected after 36 days outstanding.  Inventories were $978,267 at June 30, 2010, an increase of $492,378 over the December 31, 2009 balance of $485,889.  The increase in inventories was primarily due to higher finished goods quantities in anticipation of the summer season.  Total current liabilities at June 30, 2010 totaled $6,371,099, of which $3,027,024, or 48%, represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1 to 3.4 at June 30, 2010.

At June 30, 2010, we had a net working capital deficiency of $4,518,193.  Our need for cash during the six months ended June 30, 2010 was primarily funded through the issuance of additional common stock totaling $982,498 and borrowings from related parties of $400,000.

We have a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of June 30, 2010.  To date, we have also been unable to generate sustainable cash flows from operating activities.  In addition, we have approximately $2,917,000 in long-term debt and related party obligations payable within the next twelve months and are in default with certain of our long-term debt and related party obligations.  For the six months ended June 30, 2010, our loss from continuing operations is $6,120,395.  As of June 30, 2010, our cash and cash equivalents and working capital deficiency is $225,823 and $4,518,193, respectively.  Collectively, these factors raise substantial doubt about our ability to continue as a going concern.

We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to  execute our business plan and continue operations for the next twelve months without additional funding.   We intend to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital.   However, our management believes our existing beverage business can achieve profitability and positive cash flow. In addition to paying down and restructuring our debt, we are taking steps to reduce our future operating expenses and increase future sales.  However, we cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service our existing debt or that we will be able to raise additional capital as needed.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Financings

On February 22, 2010, we closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, we agreed to issue an aggregate of 766,665 shares of common stock and warrants to purchase 407,727 shares of common stock at an exercise price of $0.55 per share for net proceeds of $345,000.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. On February 15, 2010, we issued a side letter to investors in the private placements which were closed in December 2009 and February 2010 which effectively amended the terms of the private placements to contain a price protection clause through April 30, 2010.  The price protection clause required us to issue additional common stock and warrants to these investors, based upon a formula contained in the side letter, in the event that common stock was issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.

On April 6, 2010, we commenced a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, we agreed to issue an aggregate of 1,821,414 shares of common stock and warrants to purchase 1,821,414 shares of common stock at an exercise price of $0.45 per share for net proceeds of $637,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The commencement of the private placement in April 2010 triggered the price protection clause contained in the side letter which we issued to certain investors on February 15, 2010.  Accordingly, we issued such investors 568,253 shares of common stock and warrants to purchase 1,499,410 shares of common stock at an exercise price of $0.45 per share.  The warrants are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions.

On May 28, 2010, we issued a side letter to investors in the private placement which commenced in April 2010 which effectively amended the terms of the private placement to contain a price protection clause through August 31, 2010.  The price protection clause requires us to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock is issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.

During the six months ended June 30, 2010, we converted $163,781 of accounts payable into 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share.

During the six months ended June 30, 2010, we issued 2,192,500 shares of common stock to service providers.

Material Trends and Uncertainties

On November 24, 2009, we completed a private placement of 15 Units.  Each Unit consisted of $100,000 principal amount of 10% Senior Secured Notes, referred to as “Notes,” and 24,000 shares of our common stock.  The Units were sold to accredited investors in exchange for $100,000 per Unit.  Our gross proceeds from the private placement were $1,500,000 and we agreed to issue an aggregate of $1,500,000 principal value of Notes and 360,000 shares of our common stock, valued at $0.25 per share.

On May 24, 2010 and again on June 24, 2010 we extended our November 24, 2009 private placement financing to September 24, 2010. To secure this extension we issued 360,000 and 4,500,000 common shares to the lenders.

The principal and interest on the 10% Senior Secured Notes amounting to $1,500,000 and $3,374, respectively, are due September 24, 2010 and the principal and interest due on debt to related parties of $550,000 and $20,097.  It is highly unlikely that we will be able to generate enough cash from our operations to pay these balances in full on the specified due date.  Therefore, we may renegotiate terms with existing holders or refinance this debt and, in either case, if available, the terms may be more burdensome.  We are currently exploring the possibility of obtaining additional funding sources to satisfy these repayment obligations.

In the event we are not able to renegotiate the terms or obtain financing on terms satisfactory to us, or at all, we may ultimately be unable to meet our payment obligations under the Notes.  In such event, all unpaid principal and interest will become immediately due and payable and the holders may pursue any other available remedies.  The Notes are secured by a pledge of our inventory and accounts receivable pursuant to a security agreement and the security documents ancillary thereto, and in the event we are unable to meet our payment obligations, the holders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands.  While we believe that this eventuality is unlikely, it is possibly that in this event, we may be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition.  Additionally, a debt default could significantly diminish the market value and marketability of our common stock.

Related Party Transactions

On April 1, 2010, Mr. Skae, our Chief Executive Officer provided financing to our Company in the amount of $50,000 in exchange for a non-interest bearing demand note.

On April 30, 2010 we issued a demand note to Mr. O. Lee Tawes III, a director of our Company, for $50,000 bearing simple interest at 10% per annum for $50,000.

On May 20, 2010, we issued a note to Mr. O. Lee Tawes III, a Director of our Company, for $300,000, bearing simple interest at 15% per annum for $300,000. The principal is due and payable on July 19, 2010. Accrued interest on the note is payable in cash or in our common stock at a conversion rate of $0.35 per share, subject to adjustment, at our discretion.  We also amended an existing note previously issued to Mr. Tawes on November 30, 2009 with a principal balance of $150,000, such that it may be converted into common stock at a conversion rate of $0.35, subject to adjustment. As a result of this amendment, as of May 20, 2010, Mr. Tawes was eligible to convert this note into 428,571 shares of our common stock.  We also amended an existing note previously issued to Mr. Tawes on April 30, 2010 with a principal balance of $50,000, such that it may be converted into common stock at a conversion rate of $0.35, subject to adjustment. As a result of this amendment, as of May 20, 2010, Mr. Tawes was eligible to convert this note into 142,858 shares of our common stock.

As of June 30, 2010, we had amounts due to related parties of $367,601 for interest, deferred salaries and an earn-out arrangement related to the prior acquisition of a company owned by our Chief Executive Officer. In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, we agreed to provide the former member of Skae, who is also its current Chief Executive Officer, with a three year earn-out arrangement.  Under the terms of the earn-out arrangement, we can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit.  As of June 30, 2010 and December 31, 2010, we have accrued $260,000 related to the achievement of the first year performance target.  Currently, we are unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred.

Off Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of June 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to  allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the six months ended June 30, 2010 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles.  In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties.  Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the six months ended June 30, 2010, we performed transaction reviews and control activities in connection with reconciling and compiling our consolidated financial records for the six months ended June 30, 2010.  These reviews and procedures were undertaken in order to confirm that our financial statements for the six months ended June 30, 2010 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Our management is in the process of actively addressing the material weaknesses in internal control over financial reporting described above.  During 2009, we undertook actions to remediate the material weaknesses identified, including installation of a new ERP software system to allow for appropriate checks and reviews of internal control record-keeping and reporting. During the first six months of 2010 we consolidated our corporate staff in New Jersey and installed a new Chief Financial Officer. These changes are still being evaluated to assess whether they are sufficient to address our internal control deficiencies.

However, we continue to have only one person who performs our accounting and reporting functions. Our management will test and evaluate these additional controls to be implemented in 2010 to assess whether they will be operating effectively.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We may, from time to time, be a party to lawsuits incidental to our business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, referred to as Farmatek, a former distributor of Nutritional Specialties, Inc. filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties.  Farmatek alleged a breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  In February 2009, we reached a settlement with Farmatek to pay Farmatek an aggregate of $250,000 over the following twelve months.  This agreement was memorialized on June 12, 2009 pursuant to a final Settlement Agreement and Mutual Release.  As part of the execution of this agreement, Farmatek filed a Request for Dismissal of its original claim and each party forever released and discharged the other from any and all actions, causes of action, demands, damages, debts, obligations, liabilities, accounts, costs, expenses, liens or claims of whatever character, whether known or unknown, suspected or unsuspected, in any way related to, connected with, or arising out of the claims or facts and circumstances which were or could have been the subject of the claim. Through June 30, 2010, we were delinquent in paying the remaining $19,000 owed under the settlement agreement.  In August 2010, we agreed to pay Farmatek the remaining balance owed under the initial settlement agreement plus $7,000 in equal monthly installments commencing in August 2010 and continuing through January 2011.

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

On March 12, 2010, we were notified that we were named as a defendant in lawsuit filed in the United State District Court Eastern District of Texas on behalf of Vitro Packaging de Mexico, S.A. DE C.V for the payment of approximately $345,000 in accounts receivable and unbilled shipments plus interest and attorneys fees.  We plan on vigorously defending the claim and believe that we are entitled to receive certain offsets related to quantities received and defective products.  The entire amount of the vendor claim is included in accounts payable.

On March 17, 2010, we received a Notice of Indemnification under Asset Purchase Agreement with Nutra, Inc., the acquirers of our former nutraceutical businesses.  Nutra contended that certain products distributed under the Baywood brand failed to disclose the presence of certain components to Nutra or on the product label and are therefore in violation of certain regulations. On June 30, 2010, we settled the dispute.  Without agreeing to Nutra’s position, we agreed to reduce the amount due to us from Nutra by $50,000 for immediate payment of $200,000. The $50,000 write-off was reflected as part of discontinued operations in the three and six month period ended June 30, 2010.

On December 7, 2009, we received a demand notice for payment for $48,469 from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, we offered to settle any claims against us in this matter for cash and restricted common stock.  Our offer lapsed before it was accepted.  We intend to continue to attempt to negotiate a settlement for this debt.  We have accrued $822,920 for this payment as of December 31, 2009 and June 30, 2010 as a short term notes payable.  On July 7, 2010, we were notified that we were named as a defendant in a lawsuit in the aforementioned matter.  On July 21, 2010, we arranged for an extension until August 28th to the above-referenced complaint and conveyed our desire to mediate.

To our knowledge, as of June 30, 2010, there was no other threatened or pending litigation against our Company or our officers or directors in their capacity as such.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on  Form 10-K for the fiscal year ended December 31, 2009, that was filed with the Securities and Exchange Commission on March 31, 2010 except as follows:

We have a material amount of outstanding debt that may hinder our ability to sustain or grow our business.

As of August 12, 2010, we have $2,960,131 in outstanding debt.   This debt could have important consequences to us and our investors, including:

●	requiring a substantial portion of our cash flow from operations to make interest payments on this debt;
●	making it more difficult to satisfy debt service and other obligations;
●	increasing our vulnerability to general adverse economic and industry conditions;
●	reducing the cash flow available to fund capital expenditures and other corporate purposes and to grow our business;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry;
●	placing us at a competitive disadvantage to our competitors that may not be as highly leveraged with debt as we are; and
●	limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock.

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

As of July 31, 2010, we are in default to certain former owners of Nutritional Specialties, Inc, on an obligation of $861,100 (including $822,920 of notes payable and $38,180 of accrued interest), $550,000 of notes due to related parties and we owe $1,500,000 of notes payable that mature September 24, 2010, all of which is now reflected as currently due.  In the coming months, management believes it can remedy these defaults through renegotiation, waivers, pay-down of indebtedness and/or issuance of equity capital.  However, there can be no assurances that we will be able to complete any new financings or reach agreement with these parties.  If we are unable to repay the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

Our existing and future debt obligations could impair our liquidity and financial condition.

Our outstanding debt and future debt obligations could impair our liquidity and could:

●	make it more difficult for us to satisfy our other obligations;
●
require us to dedicate a substantial portion of any cash flow we may generate to payments on our debt obligations, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

●	impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes; and
●	make us more vulnerable in the event of a downturn in our business prospects and limit our flexibility to plan for, or react to, changes in our industry.

It is highly unlikely that we will be able to generate enough cash from our operations to pay our outstanding debt on the specified due date. If we were to fail in the future to make any required payment under agreements governing indebtedness, or equity issues, or fail to comply with the financial and operating covenants contained in those agreements, we would be in default in regards to that financing transaction. A debt default could significantly diminish the market value and marketability of our common stock. Our lenders would have the ability to require that we immediately pay all outstanding indebtedness, and we might not have sufficient assets to satisfy their demands. In this event, we may be forced to seek protection under bankruptcy laws, which could harm our future operations and overall financial condition.

Approximately 27% of our accounts receivable is due from one customer and if that customer cannot pay amounts due to us in a timely way, our liquidity and business may be negatively impacted.

As of June 30, 2010, approximately 27% of accounts receivable was due from one customer.  Sales to this customer totaled approximately $633,000 for the six month period ended June 30, 2010.  We believe this customer is credit worthy and the customer has a history of paying its amounts owed to us in a timely manner.  However, if we were to lose this customer or this customer were to fail to pay amounts due to us at all or in a timely manner, our liquidity could be materially negatively impacted which would, in turn, have a negative impact on our business. We currently have limited sales and distribution outlets for our products.  A slowdown or loss of any of these customers or distributors could materially adversely affect the results of operations and our ability to generate significant cash flow.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 22, 2010, we closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, we agreed to issue an aggregate of 766,665 shares of common stock and warrants to purchase 407,727 shares of common stock at an exercise price of $0.55 per share for net proceeds of $345,000.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide its holders with certain anti-dilution and cashless exercise provisions.

On February 15, 2010, we issued a side letter to investors in the private placements which were closed in December 2009 and February 2010 which effectively amended the terms of the private placements to contain a price protection clause through April 30, 2010.  The price protection clause requires us to issue additional common stock and warrants to these investors, based upon a formula contained in the side letter, in the event that common stock is issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.

On April 6, 2010, we commenced a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, we agreed to issue an aggregate of 1,821,414 shares of common stock and warrants to purchase 1,821,414 shares of common stock at an exercise price of $0.45 per share for net proceeds of $637,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide its holders with certain anti-dilution and cashless exercise provisions.

The closing of the private placement in April 2010 triggered the price protection clause contained in the side letter which we issued to certain investors on February 15, 2010.  Accordingly, we issued such investors 568,253 shares of common stock and warrants to purchase 1,499,410 shares of common stock at an exercise price of $0.45 per share.  The warrants are fully vested, have a five year term and provide its holders with certain anti-dilution and cashless exercise provisions.

On May 28, 2010, we issued a side letter to investors in the private placement which was closed in June 29, 2010 which effectively amended the terms of the private placement to contain a price protection clause through August 31, 2010.  The price protection clause requires us to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock is issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.

On March 9, 2010, in exchange for business consulting services, we issued 2,000,000 shares of our common stock with a market value on the date of the agreement was of $0.49 and a total value of $980,000 to an accredited investor.  In May 2010 we terminated the agreement to issue an additional 1,000,000 shares of our common stock in connection with the agreement.

On April 1, 2010, Mr. Tsiang, our Chief Financial officer, exercised 40,000 warrants with a exercise price of $0.25 to purchase common stock.

On April 13, 2010, certain former shareholders of Nutritional Specialties Inc. converted their $212,500 of notes payable into 531,250 shares of common stock at $0.40 per share.

On May 24, 2010 we re-negotiated the term of the $1,500,000 private placement to expire on June 24, 2010 in exchange for 360,000 shares of our common stock, which had a market value of $165,600, which was recorded as extinguishment of debt. On June 24, 2010 we again re-negotiated the term of this loan to change the expiration date to September 24, 2010 in exchange for 4,500,000 shares of our common stock, which had a market value of $1,350,000, which was recorded as extinguishment of debt. In addition, we converted $163,781 of accrued expense and accounts payable into 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share

On July 1, 2010, we issued 25,000 shares of common stock to a third party service provider for the performance of public relations related services.  The value of these shares was $7,500.

Effective July 2010, we entered into a distribution agreement with a third service provider which provides it with the option to partially pay for the services rendered under the arrangement by issuing up to 40,000 shares of common stock per month over its one year term.  The agreed upon conversion price of the common stock is $0.25 per share.

Effective July 2010, we entered into a distribution agreement with a third party service provider which requires it to, among other things, issue up to $3,000 of common stock per month for services rendered under the arrangement during its one year term.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We have not defaulted on senior securities.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 - OTHER INFORMATION

None

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

4.17	Common Stock Purchase Warrant between the Company and Eric Skae, dated March 20, 2009 (included as Exhibit 4.1 to the Form 8-K filed March 24, 2009, and incorporated herein by reference).

4.18	Form of Common Stock Purchase Warrant, dated September 5, 2008 (included as Exhibit 10.2 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

4.19	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2008 (included as Exhibit 4.29 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.20	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 19, 2008 (included as Exhibit 4.30 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.21	Form of Subscription Agreement (included as Exhibit 4.31 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.22	Form of Warrant (included as Exhibit 4.32 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.23	Common Stock Purchase Warrant between the Company and O. Lee Tawes, dated July 14, 2008 (included as Exhibit 4.33 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.24	Common Stock Purchase Warrant between the Company and Eric Skae, dated October 23, 2008 (included as Exhibit 4.34 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.25	Form of Common Stock Purchase Warrant (included as Exhibit 4.25 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference).

10.1	Promissory Note between the Company and Ira J. Gaines, dated April 2005 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.2	Bridge Loan Agreement between the Company and O. L. Tawes, dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

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

10.20	Non-interest bearing subordinated note issued by the Company to Eric Skae, dated April 1, 2010 (filed as Exhibit 10.20 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference).

10.21	10% Subordinated note issued by the Company to O. Lee Tawes, dated April 30, 2010 (filed as Exhibit 10.21 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference).

10.22	Employment agreement between the Company and David Tsiang, dated May 11, 2010 (filed as Exhibit 10.22 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference).

10.23	Subordinated note and conversion agreement dated May 20, 2010 between the Company and O. Lee Tawes, III (filed as Exhibit 10.3 to the Form 8-K filed May 26, 2010 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LEAF BRANDS, INC.

Date: August 23, 2010	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2010	By:	/s/ David Tsiang
David Tsiang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)