Form 10-Q
period 2010-09-30
New Leaf Brands, Inc.
filed 2010-11-22
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 000-22024

NEW LEAF BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0125664
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One DeWolf Road Suite 208, Old Tappan, New Jersey 07675
(Address of principal executive offices) (Zip Code)

(201) 784-2400
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 11, 2010, there were 75,180,038 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

PART I – FINANCIAL  INFORMATION

ITEM 1- FINANCIAL STATEMENTS

NEW LEAF BRANDS, INC.
(formerly Baywood International, Inc.)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$245,635	$1,547,924
Accounts receivable, net of allowances for doubtful accounts of approximately $87,000 and $90,000 at September 30,
2010 and December 31, 2009, respectively	473,331	206,223
Inventory	496,897	485,889
Escrow deposit	-	250,000
Prepaid expenses and other current assets	56,581	17,905
Total current assets	1,272,444	2,507,941

Property and equipment, net	97,943	111,031
Intangible assets, net	3,836,449	4,198,324
Deferred financing costs, net	103,444	-

Total assets	$5,310,280	$6,817,296

CURRENT LIABILITIES
Accounts payable	$1,905,908	$1,282,793
Accrued expenses	511,900	605,135
Due to related parties	396,352	403,247
Interest payable	87,707	53,969
Notes payable to related parties	710,614	90,727
Current portion of long-term debt	3,414,184	2,554,908
Derivative payable	-	110,000
Total current liabilities	7,026,665	5,100,779

Long-term debt	39,500	52,342
Derivative payable	1,276,122	-
Total liabilities	8,342,287	5,153,121

Contingencies (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares	-	-
authorized; no shares issued and outstanding
Common Stock, $0.001 par value, 500,000,000 shares	75,080	63,105
authorized; 75,080,038 and 63,105,477 shares issued and
outstanding at September 30, 2010 and December 31, 2009,
respectively
Additional paid-in capital	36,795,592	33,706,045
Accumulated deficit	(39,902,679)	(32,104,975)
Total stockholders' equity (deficit)	(3,032,007)	1,664,175

Total liabilities and stockholders' equity (deficit)	$5,310,280	$6,817,296

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
(formerly Baywood International, Inc.)
Condensed Consolidated Statements of Operations

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$1,051,547	$1,025,220	$3,671,328	$2,915,604
Cost of goods sold	647,459	738,902	2,414,261	2,304,519
Gross profit	404,088	286,318	1,257,067	611,085

Operating expenses:
Shipping and handling	140,969	70,616	438,909	247,539
Selling and marketing	1,267,479	774,899	3,982,307	2,037,088
General and administration	410,178	421,485	2,492,160	1,374,540
Depreciation and amortization	129,200	121,122	387,659	359,370
Total operating expenses	1,947,826	1,388,122	7,301,035	4,018,537

Loss from operations	(1,543,738)	(1,101,804)	(6,043,968)	(3,407,452)

Other income (expense):
Interest income	-	-	5	-
Interest expense	(75,273)	(337,435)	(208,651)	(983,573)
Loss on extinguishment of accounts payable and long-term debt	-	-	(1,628,166)	-
Amortization of debt discount and deferred financing costs	(60,031)	(624,835)	(290,304)	(2,069,249)
Write-off of deferred financing costs	-	(105,657)	-	(105,657)
Intrinsic value of debt and warrants converted into common stock	-	(3,213,795)	-	(3,213,795)
Unrealized gain (loss) on derivative payable	53,584	190,000	434,207	(2,806,000)
Other	(1,851)	(400)	(10,827)	2,847
Total other income (expense)	(83,571)	(4,092,122)	(1,703,736)	(9,175,427)

Loss from operations before provision for income taxes	(1,627,309)	(5,193,926)	(7,747,704)	(12,582,879)

Provision for income taxes	-	-	-	-
Loss from continuing operations	(1,627,309)	(5,193,926)	(7,747,704)	(12,582,879)

Income (loss) from discontinued operations, net	-	378,638	(50,000)	(1,803,073)
Net loss	(1,627,309)	(4,815,288)	(7,797,704)	(14,385,952)

Dividends on preferred stock	-	87,484	-	339,346
Loss available to common stockholders	$(1,627,309)	$(4,902,772)	$(7,797,704)	$(14,725,298)

Net income (loss) per share - basic and diluted:
Continuing operations	$(0.02)	$(0.28)	$(0.12)	$(1.24)
Discontinued operations	-	0.02	-	(0.17)
Net loss	$(0.02)	$(0.26)	$(0.12)	$(1.41)

Weighted average shares of common stock outstanding	74,443,272	18,694,309	65,716,793	10,461,248

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
(formerly Baywood International, Inc.)
Condensed Consolidated Statements of Cash Flows

	For The Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities:
Continuing operations:
Loss continuing operations	$(7,747,704)	$(12,582,879)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	387,659	359,370
Loss on extinguisment of accounts payable and long-term debt	1,628,166	-
Amortization of debt discount and deferred financing costs	290,304	2,069,249
Write-off of debt acquisition costs	-	105,657
Intrinsic value of debt and warrants converted into common stock	-	3,213,795
Warrants issued for services	54,913	-
Stock-based compensation	168,661	103,434
Common stock issued for services	1,043,142	438,700
Loss on disposal of property and equipment	4,249	-
Unrealized (gain) loss on derivative payable	(434,207)	2,806,000
Changes in continuing operating assets and liabilities:
Accounts receivable	(267,108)	(809,450)
Inventory	(11,008)	(194,249)
Prepaid expenses and other current assets	(38,676)	(41,006)
Accounts payable	786,896	1,603,596
Accrued expenses	(5,731)	13,955
Due to related parties	(94,399)	312,761
Interest payable	33,738	171,436
Net cash used in continuing operating activities	(4,201,105)	(2,429,631)

Discontinued operations:
Loss from discontinued operations	(50,000)	(1,803,073)
Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operating activities:
Impairment of intangible assets	-	3,250,000
Write-off of escrow from sale of discontinued operations	50,000	-
Depreciation and amortization	-	39,047
Stock-based compensation	-	40,773
Changes in discontinued operating assets and liabilities	-	217,991
Net cash provided by discontinued operating activities	-	1,744,738
Net cash used in operating activities	(4,201,105)	(684,893)

Investing Activites:
Continuing operations:
Purchases of property and equipment	(16,945)	(6,563)
Other	-	100
Net cash used in investing activities	(16,945)	(6,463)

Financing Activities:
Continuing operations:
Proceeds from the issuance of long-term debt and notes payable to related parties	1,587,313	1,263,357
Proceeds from the issuance of warrants	316,687	-
Receipt of escrow from sale of discontinued operations	200,000	-
Proceeds from the sale of common stock and warrants	982,498	-
Repayments of long-term debt	(87,917)	(563,351)
Fees paid in connection with the sale of common stock and warrants	(17,500)	-
Fees paid in connection with the sale of debt and warrants	(75,320)	-
Payment of dividends	-	(3,500)
Payments on line of credit, net	-	(1,853)
Proceeds from the exercise of warrants	10,000	1,250
Net cash provided by financing activities	2,915,761	695,903

Increase (decrease) in cash and cash equivalents	(1,302,289)	4,547
Cash and cash equivalents at beginning of year	1,547,924	98,410
Cash and cash equivalents at end of period	$245,635	$102,957

Supplemental Disclosures:
Cash paid during the period for:
Interest	$135,160	$303,855

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Recognition of beneficial conversion feature on long-term debt	$100,000	$-

Conversion of accounts payable into common stock	$239,159	$-

Conversion of long-term debt into common stock	$212,500	$5,420,090

Classification of warrants to derivative payable upon issuance	$1,259,199	$-

Classification of derivative payable to additional paid-in-capital upon the
exercise of warrants	$14,560	$-

Warrants issued to placement agent which have been classified as
derivative liabilities and deferred financing costs	$39,003	$-

Accrued preferred stock dividends	$-	$339,346

Common stock issued in lieu of dividends	$-	$942

Value of warrants issued in relationship to debt	$-	$729,791

Exchange of common stock issued for services	$-	$438,700

Conversion of preferred stock to common stock	$-	$5,585,000

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2010

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of New Leaf Brands, Inc. (“New Leaf” or the “Company”), formerly Baywood International, Inc., as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission.  They do not include all information and notes required by GAAP for a complete set of financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included.  The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in New Leaf Brands, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of September 30, 2010.  To date, it has also been unable to generate sustainable cash flows from operating activities.  In addition, the Company has $4,597,424 (including $472,626 in unamortized debt discount as of September 30, 2010) in long-term debt and related party obligations payable within the next twelve months including an obligation which is currenly in default (see Note 5).  For the nine months ended September 30, 2010, the Company’s loss from continuing operations is $7,747,704.  As of September 30, 2010, the Company’s cash and cash equivalents and working capital deficiency are $245,635 and $5,754,221, respectively.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash resources, combined with projected cash flows from operations, will not be sufficient to  execute its business plan and continue operations for the next twelve months without additional funding.   The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital.  In October 2010, the Company raised an additional $265,000 pursuant to a private placement of promissory notes and warrants (see Note 12).  Management believes that its existing beverage business can eventually achieve profitability and positive cash flow. In addition to paying down and restructuring its debt, management is actively taking steps to reduce the Company’s future operating expenses and increase future sales.  However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed.

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

Inventory

Inventories consist primarily of finished goods, but at times will include certain raw materials and packaging/labeling materials, and are recorded at the lower of cost or market on an average cost basis. The Company does not convert raw materials to finished goods.  Instead, the Company relies on third-party suppliers to formulate, encapsulate and package finished goods.  Raw materials reflected in the table below include $138,059 and $80,212 in packaging/labeling materials as of September 30, 2010 and December 31, 2009, respectively.

Management analyzes inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable. Management’s estimate of obsolescence is inherently subjective and actual results could vary from the estimate, thereby requiring future adjustments to inventories and results of operations.

Inventory consisted of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$159,129	$91,351
Finished goods	337,768	394,538
Total inventory	$496,897	$485,889

Intangibles

Intangible assets resulted from the September 2008 acquisition of certain net assets from Skae Beverage International, LLC and consist of the brand value (trademarks and tradenames) associated with the New Leaf brand.  Intangible assets are being amortized using the straight-line method over a period of ten years.  Amortization expense for the three months ended September 30, 2010 and 2009 is $120,624 and $112,500, respectively.  Amortization expense for the nine months ended September 30, 2010 and 2009 is $361,875 and $337,500, respectively.

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

Intangible assets are summarized as follows:

	September 30,	December 31,
	2010	2009
Intangible assets, gross	$4,760,824	$4,760,824
Less: accumulated amortization	924,375	562,500
Intangible assets, net	$3,836,449	$4,198,324

Deferred Financing Costs

The Company capitalized certain direct costs associated with the consummation of a private placement of promissory notes and warrants in September 2010.  Such costs consisted of $75,320 in placement fees and the fair value of 210,960 warrants provided to the placement agent for the offering of $39,003. The warrants are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term.  The warrants also provide its holder with certain anti-dilution and cashless exercise provisions.  The Company determined that these warrants qualify as derivative instruments.  As such, the fair value of the warrants on the date of issuance is classified as derivative liabilities.

The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.26 – $0.27
Term	5 years
Volatility	99.83%
Risk-free interest rate	1.25% - 1.34%
Exercise price	$0.25
Dividend yield	0.00%

Deferred financing costs are being amortized over the term of the promissory notes of three months using the straight-lined method.  The results achieved using the straight-line method is not materially different from those which would result using the effective interest method.

Deferred financing costs consisted of the following:

	September 30,	December 31,
	2010	2009
Deferred financing costs	$114,323	$--
Less: accumulated amortization	10,879	--
Deferred financing costs, net	$103,444	$--

Amortization of Debt Discount

Discounts on long-term debt and notes payable to related parties are being amortized to amortization of debt discount and deferred financing costs over the term of the related notes using the straight-line method.  The results achieved using the straight-line method are not materially different from those which would result using the effective interest method.

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

Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that are likely to change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the traded market price of the Company’s common stock.  Since derivative financial instruments are initially and subsequently carried at fair value, the Company’s statement of operations reflects the volatility in these estimates and assumption changes.

The range of significant assumptions which the Company used to re-measure the fair value of derivative liabilities at September 30, 2010 is as follows:

Stock price	$0.25
Term	5 Years
Volatility	65.82% - 101.32%
Risk-free interest rate	0.27% - 1.27%
Exercise prices	$0.25
Dividend yield	0.00%

A reconciliation of the beginning and ending balances of derivative liabilities for the nine months ended September 30, 2010 is as follows:

Derivative liabilities at the beginning of the period	$110,000
Warrants classified as liabilities	1,614,889
Exercise of warrants classified as derivative liabilities	(14,560)
Unrealized gain on derivative liabilities	(434,207)
Derivative liabilities at the end of the period	$1,276,122

Fair Value Measurements

The Company applies recurring fair value measurements to its derivative liabilities.  In determining fair value, the Company uses a market approach and incorporates assumptions that market participants would use in pricing the liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques.  These inputs can be readily observable, market corroborated, or generally unobservable internally-developed inputs.  Based upon the observation of the inputs used in these valuation techniques, the Company's derivative liabilities are classified as follows:

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

	Level 1	Level 2	Level 3	Total
Warrants with anti-dilution and cashless exercise provisions	$--	$--	$1,276,122	$1,276,122
Total	$--	$--	$1,276,122	$1,276,122

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is determined in the same manner as basic net income (loss) per share, except that the weighted average number of shares of common stock outstanding during the period is increased to include potentially dilutive securities using the treasury stock method.  Because the Company incurred a loss from continuing operations in all periods presented, all potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because the effect of including them is anti-dilutive.

The following table summarizes the shares of common stock attributable to potentially dilutive securities outstanding as of September 30, 2010 which were excluded in the calculation of diluted income (loss) per share:

Warrants	7,681,474
Convertible notes payable to related parties	571,429
Stock options	3,843,698
Total	12,096,601

The table above does not include promissory notes issued in September 2010 with a face value of $1,709,091 which are automatically convertible, upon the consummation of a qualified offering prior to their maturity, into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold (see Note 5).

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

Reclassification

Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform with the current period presentation.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	September 30,	December 31,
Description	2010	2009
Unsecured note payable to a director with a face amount of $150,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally scheduled to mature in June 2010, but was extended to December 31, 2010 (A) (B)	$150,000	$90,727

Unsecured non-interest bearing note payable to an officer with a face amount of $50,000 which was originally payable on demand, but was amended to be payable on demand after December 31, 2010 (C)	50,000	--

Unsecured note payable to a director with a face amount of $50,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally payable on demand but was amended to be payable on demand after December 31, 2010 (A) (C)	50,000	--

Unsecured note payable to a director with a face amount of $300,000 bearing interest, which is payable maturity, at 15% per annum. The note was originally scheduled to mature in July 2010, but was extended to December 31, 2010 (A) (B)	300,000	--

Unsecured non-interest bearing note payable to a director which was issued at an original issuance discount of $27,273. The note matures on the three month anniversary of its issuance date on December 21, 2010 (D)	160,614	--
Total notes payable to related parties	$710,614	$90,727

(A)
In connection with the issuance of the $300,000 unsecured note payable to a director, the Company agreed to amend the terms of the two previous outstanding notes payable to the director to provide the director with the option to convert the outstanding note balance to common stock at $0.35 per share, subject to a reset provision which contingently adjusts the conversion price in certain circumstances through July 19, 2010.  The Company concluded that the addition of the embedded conversion option to the two previous outstanding notes qualified as a substantive modification, but determined that there was no gain (loss) to be recognized on the extinguishment of the notes. The Company also determined that the embedded conversion option did not qualify as a derivative instrument which needs to be separated from the host contract due to the lack of net settlement provisions or the presence of a qualifying market mechanism to facilitate net settlement.  However, since the embedded conversion option contained $57,143 in intrinsic value and the notes were either payable on demand or in default, the Company immediately recognized the intrinsic value in amortization of debt discount and deferred financing costs.

In June 2010, the Company entered into a transaction which triggered the reset provision contained in the amended note terms resulting in a reduction of the conversion price to $0.30 per share.  The $42,857 in incremental intrinsic value created by the reduction of the conversion price was immediately recognized in amortization of debt discount and deferred financing costs.

(B)
In August 2010, this note was extended to December 31, 2010.  The holder did not receive any additional consideration for extending the note.  The Company concluded that the modification of the note did not qualify as a substantive modification and therefore did not record a gain (loss) on the extinguishment of the note.

(C)
In August 2010, this note was amended to be payable on demand after December 31, 2010.  The holder did not receive any additional consideration for amending the note.  The Company concluded that the modification of the note did not qualify as a substantive modification and therefore did not record a gain (loss) on the extinguishment of the note.

(D)	The note was issued in connection with the Company’s private placement of promissory notes and warrants in September 2010 (see Note 5).

For the nine months ended September 30, 2010 and 2009, interest expense on notes payable to related parties was $32,500 and $237,789, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
Description	2010	2009
Unsecured notes payable with an aggregate original face amount of $175,000 bearing interest, which is payable monthly, at 8% per annum and payable in equal monthly installments of $21,875 through September 30, 2009 (A)	$--	$87,500

Unsecured convertible notes payable with an aggregate original face amount of $250,000 bearing interest, which is payable monthly, at 8% per annum and payable in equal monthly installments of $31,250 through September 30, 2009 (A)	--	125,000

Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest, which is payable at maturity, at 10% per annum. The notes were originally scheduled to mature in September 2010, but were extended to December 24, 2010. The notes are secured by the Company’s accounts receivable and inventory (B) (see Note 12)	1,500,000	1,429,000

Unsecured note payable bearing interest, which is payable at maturity, at 28% per annum	--	54,861

Unsecured note payable with an original face amount of $1,200,000 bearing interest at 5% per annum and payable in equal monthly installments of principal and interest of $1,719 with a balloon payment of $415,000 payable in May 2013. The Company stopped making principal and interest payments on the note in October 2009 and is in default as of September 30, 2010 (see Notes 2 and 8). Since the note is in default, it has been classified as a current liability	822,920	822,920

Equipment loan bearing interest, which is payable monthly, at 11% per annum and payable in monthly installments of $12,117 through November 2013	54,913	65,459

Unsecured note payable bearing interest, which is payable at maturity, at 15% per annum and payable on demand	--	10,000

Unsecured note payable bearing interest, which is payable at maturity, at 12% per annum and payable on demand	--	12,510
Unsecured non-interest bearing notes payable which were issued at an original issuance discount of $177,818. The notes mature on the three month anniversary of their issuance date in December 2010 (C)	1,075,851	--
Total debt	3,453,684	2,607,250
Less: current portion of long-term debt	3,414,184	2,554,908
Total long-term debt	$39,500	$52,342

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

(B)
In May 2010, the Company issued 360,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to June 2010. The Company determined that the extension of the notes qualified as a substantive modification and recognized a loss on the extinguishment of the notes of $165,600.  In June 2010, the Company issued 4,500,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to September 2010.  The Company determined that the extension of the notes qualified as a substantive modification and recognized a loss on the extinguishment of the notes of $1,350,000. In August 2010, the Company and the holders agreed to extend the term of these notes to December 24, 2010. No consideration was received by the noteholders for agreeing to extend the notes. The Company determined that the extension of the notes did not qualify as a substantive modification and therefore did not record a gain (loss) on the extinquishment of the notes.

(C)
In September 2010, the Company consummated a private placement of promissory notes with a face value of $1,709,091 and detachable warrants to purchase 2,050,909 shares of common stock to accredited investors pursuant to a private placement memorandum.  The promissory notes were issued at an original issuance discount of $205,091, do not have a stated interest rate and mature on the three month anniversary of their issuance date in December 2010. In addition, the notes are automatically convertible upon the consummation of a qualified offering, as defined, into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold.  The warrants are fully vested and provide their holders with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term.  The warrants also provide their holders with certain anti-dilution and cashless exercise provisions. The terms of the offering also provide investors with a reset feature which gives them the right, for as long as the notes are outstanding, to exchange the promissory notes for securities issued in a subsequent offering in the event that the Company enters into any subsequent transaction other than the qualified offering, as defined, on terms more favorable than those governing the current offering.

The Company accounted for the private placement by allocating the proceeds received between the notes and the warrants using the relative fair value method.  For purposes of applying the relative fair value method, the Company considered the fair value of the notes to be equivalent to the proceeds received and determined the fair value of the warrants based upon the Black-Scholes-Merton option valuation model using the following range of assumptions:

Stock price	$0.26 – $0.27
Term	5 years
Volatility	99.83%
Risk-free interest rate	1.25% - 1.34%
Exercise price	$0.25
Dividend yield	0.00%

Accordingly, the notes and warrants were initially recorded at $1,184,313 and $316,687, respectively.  The resulting discount on the notes, which includes both the original issuance discount and the portion of the proceeds allocated to the warrants, is being amortized to amortization of debt discount and deferred financing costs over the life of the notes.  During the three months ended September 30, 2010 the Company recognized $49,152 in amortization of debt discount on these notes. The Company determined that the warrants issued in connection with the offering qualified as derivative instruments (see Note 3).  As such, the proceeds initially allocated to the warrants were classified as derivative liabilities.

The Company also determined that the embedded conversion option did not qualify as a derivative instrument which needs to be separated from the host contract due to the lack of net settlement provisions or the presence of a qualifying market mechanism to facilitate net settlement.  Furthermore, since the terms of the conversion option do not permit the Company to compute the number of shares that the holder would receive upon the closing of a qualified offering, the evaluation of whether the conversion feature is beneficial will be delayed until the closing of a qualified offering.

The Company has determined that any intrinsic value that may be created through the reset feature will be accounted for when and if the reset occurs.

A director of the Company participated in the above mentioned private placement and is the holder of a promissory note with an original issuance price of $200,000 and a face value of $227,273.  Such holder also received warrants to purchase 272,727 shares of common stock.  Accordingly, the note issued to the director and related warrants were initially recorded at $157,887 and $42,113, respectively. During the three months ended September 30, 2010, the Company recognized $2,727 in amortization of debt discount on this note. This note has been classified in notes payable to related parties on the accompanying condensed balance sheet as of September 30, 2010 (see Note 4).

NOTE 6 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

In February 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, the Company agreed to issue an aggregate of 766,665 shares of common stock and warrants to purchase 407,727 shares of common stock at an exercise price of $0.55 per share for net proceeds of $345,000.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined that these warrants qualified as derivative instruments (see Note 3).  As such, a portion of the proceeds received in the private placement representing the fair value of the warrants of $150,044 was classified as a derivative liability.  The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

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

In April 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, the Company agreed to issue an aggregate of 1,821,414 shares of common stock and warrants to purchase 1,821,414 shares of common stock at an exercise price of $0.45 per share for net proceeds of $637,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined that these warrants qualified as derivative instruments (see Note 3).  As such, a portion of the proceeds received in the private placement representing the fair value of the warrants of $608,352 was classified as a derivative liability.  The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

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

In May 2010, the Company issued a side letter to investors in the private placement which closed in April 2010 which effectively amended the terms of the private placement to contain a price protection clause through August 31, 2010.  The price protection clause required the Company to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock or common stock equivalents were issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.  The Company determined that the terms of the price protection clause did not meet the definition of a derivative instrument due to the lack of net settlement provisions or the presence of a qualifying market mechanism to facilitate net settlement.

In August 2010, the Company issued a side letter to investors in the private placement which commenced in April 2010 which effectively amended the terms of the private placement to extend the price protection clause provided to such investors in a side letter issued to them in May 2010 through September 25, 2010.  The price protection clause required the Company to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock or common stock equivalents were issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.  The Company determined that the terms of the price protection clause did not meet the definition of a derivative instrument due to the lack of net settlement provisions or the presence of a qualifying market mechanism to facilitate net settlement.

In September 2010, in connection with the private placement of promissory notes and warrants (see Note 5), the price protection clause contained in the side letter which the Company issued to certain investors in August 2010 was triggered.  Accordingly, the Company issued such investors 728,586 shares of common stock.

During the nine months ended September 30, 2010, the Company converted $163,781 of accounts payable into 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share. The Company recognized a loss on the extinguishment of accounts payable of $75,378 which represented the difference between the agreed upon settlement price of such liabilities and the fair value of the Company’s common stock on the settlement date.

During the nine months ended September 30, 2010, the Company issued 2,217,500 shares of common stock to service providers.  The fair value of such common stock of $1,043,142 was measured at the earlier of: (a) the performance commitment date or (b) the date the services were completed based upon the specific terms of the arrangement and recognized as an operating expense.

Warrants

Set forth below is a description of the Company’s outstanding warrants as of September 30, 2010:

Designation / Reason Granted	Original issue date	Original Exercise Price	Expiration Date	Common Stock Issuable Upon Exercise

Bridge warrants / bridge financing (A)	September 2006	$1.00	September 2011	21,429
Marketing program development	October 2007	$1.00	October 2012	250,000
Investor warrants / 2007 private placement (B)	March 2007	$0.40	March 2012	58,749
Placement agent warrants (B)	March 2007	$0.80	March 2012	155,000
Bridge note warrants	March 2007	$1.00	March 2012	35,000
Ancillary warrants (B)	June 2007	$0.40	June 2012	5,000
April 2008 bridge notes warrants (A)	April 2008	$0.80	April 2013	15,625
September 2008 bridge note warrants (A)	September 2008	$0.85	September 2013	25,884
Series J warrants (A)	December 2008	$0.87	December. 2013	14,368
October 2009 note warrants (A)	October 2009	$0.25	October 2014	310,000
Investor warrants 2009 private placement (A)	December 2009	$0.25	December 2014	649,999
Investor warrants 2009 private placement (A)	February 2009	$0.55	December 2014	407,727
Warrants for marketing services (C)	March 2010	$0.49	March 2015	150,000
Investor warrants 2009 private placement (A)	May 2010	$0.45	June 2015	1,499,410
Investor warrants 2010 private placement (A)	June 2010	$0.45	June 2015	1,821,414
Investor warrants 2010 private placement (A)	September 2010	$0.25	September 2015	2,050,909
Placement agent warrants (A)	September 2010	$0.25	September 2015	210,960
Total warrants outstanding at September 30, 2010				7,681,474

(A)
Contain anti-dilution and cashless exercise provisions.  The Company has classified these warrants as derivative liabilities (see Note 3). The consummation of the Company’s private placement of promissory notes and warrants in September 2010 triggered the anti-dilutive provisions contained in these warrants resulting in an adjustment to the original exercise price down to $0.25 per share.

(B)
Contain anti-dilution provisions.  The Company has classified these warrants in stockholders’ equity (deficit) because of its determination that these warrants did not qualify as derivative instruments due to the lack of net settlement provisions and a qualified market mechanism that facilitates net settlement. The consummation of the Company’s private placement of promissory notes and warrants in September 2010 triggered the anti-dilutive provisions contained in these warrants resulting in an adjustment to the original exercise price down to $0.25 per share.

(C)
Contain cashless exercise provisions.  The Company has classified these warrants in stockholders’ equity (deficit) because it has concluded that these financial instruments are indexed to the Company’s common stock and therefore qualify for the scope exception provided under existing GAAP which does not require these warrants to be evaluated for derivative accounting treatment.

The following table reflects a summary of warrant activity:

			Weighted
		Weighted	Average Term
		Average	Remaining
	Number	Exercise Price (A)	(in years)
Warrants outstanding at December 31, 2009	1,831,054	$0.36	2.79
Granted	6,140,420	0.26	4.93
Exercised	(40,000)	0.25	--
Expired	(250,000)	0.30	--
Warrants outstanding at September 30, 2010	7,681,474	$0.28	4.49

(A)	The weighted average exercise price is calculated using the adjusted exercise price of $.25 for warrants with anti-dilution provisions which were triggered.

During the nine months ended September 30, 2010, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.49 per share for the provision of certain marketing services.  Such warrants are fully vested with a five year term.  The Company recognized the fair value of these warrants of $54,913 in operating expenses.  The fair value was determined using the Black-Scholes-Merton option valuation model using the following assumptions:

Stock price	$0.49
Term	5 Years
Volatility	98.94%
Risk-free interest rate	2.40%
Exercise price	$0.49
Dividend yield	0.00%

The remainder of the warrants issued by the Company during the nine months ended September 30, 2010 were issued in connection with the Company’s financing activities and classified as derivative liabilities.

Stock Options

The Company granted stock options to its officers and employees during the nine months ended September 30, 2010 to purchase 1,390,000 shares of common stock at exercise prices ranging from $0.40 to $0.63 per share.  Such stock options vest ratably over a period of five years on a cliff basis and expire in ten years.

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

The following table reflects a summary of stock option activity:

	Number	Weighted Average Exercise Price	Weighted Average Contractual Life

Stock options outstanding at December 31, 2009	2,958,250	$0.75	8.20
Granted	1,390,000	0.46	9.45
Exercised	--	--	--
Expired/Forfeited	(504,552)	0.80	8.84
Stock options outstanding at September 30, 2010	3,843,698	$0.64	8.57
Stock options exercisable at September 30, 2010	1,445,379	$0.71	7.79

As of September 30, 2010, the Company has 2,586,500 stock options available for future grants under its stock option plan and $914,948 in unrecognized compensation cost.

During the nine months ended September 30, 2010 and 2009, the Company recognized $168,661 and $103,434 in compensation expense related to its outstanding stock options.

NOTE 7 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors provide the Company with loans and/or defer the payment of salaries in order to assist the Company with its cash flow needs. The Company’s policy with regard to transactions with affiliated persons or entities is that such transactions will be on terms no less favorable than could be obtained from non-affiliates. All such transactions must be reviewed and approved by the Company’s independent directors.

As of September 30, 2010, the Company has outstanding notes payable to its officers and directors of $777,273 with a carrying value of $710,614 (see Note 4).  As of December 31, 2009, the Company has notes payable to its officers and directors of $150,000 with a carrying value of $150,000 (see Note 4).

As of September 30, 2010 and December 31, 2009, the Company had outstanding warrants to officers and directors of 633,253 and 343,384, respectively.  The weighted average exercise price and weighted average contractual life of such options are $0.25 and 3.8 years, respectively, and $0.25 and 3.5 years, respectively at September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010 and December 31, 2009, the Company has amounts due to related parties of $396,352 and $403,247, respectively, for interest, deferred salaries and an earn-out arrangement related to the prior acquisition of a Company owned by the Company’s current Chief Executive Officer (see Note 8).

NOTE 8 – CONTINGENCIES

Earn-Out Arrangement

In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, the Company agreed to provide to Eric Skae, the former managing member and principal of Skae, who is also the Company’s current Chief Executive Officer, with a three year earn-out arrangement.  At the time of the transaction, Mr. Skae was an independent third party from the Company.  Subsequent to the acquisition of his business, Mr. Skae became the Company’s Chief Executive Officer and a Director.  Under the terms of the earn-out arrangement, the Company is required to pay an additional $4,776,100 to Mr. Skae if the acquired operations meet certain performance targets related to sales and gross profit.  As of September 30, 2010 and December 31, 2009, the Company has accrued $260,000 related to the achievement of the first year performance target in due to related parties on the accompanying balance sheets.  Currently, the Company is unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred.

Legal Matters

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI (“Farmatek”), a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against the Company’s wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleged a breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  On June 12, 2009, the Company entered into a settlement agreement with Farmatek pursuant to which it agreed to pay Farmatek an aggregate of $250,000 over a period of twelve months.   In August 2010, the Company agreed to pay Farmatek the remaining balance owed under the initial settlement agreement plus $7,000 in equal monthly installments commencing in August 2010 and continuing through January 2011. As of September 30, 2010 the Company's remaining balance due was $17,344 and is reflected in accrued expenses.

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

On December 7, 2009, the Company received a demand notice for the repayment of a $1,200,000 note payable with a current balance of $822,920, which is presently in default, from the estate of a former owner of Nutritional Specialties, Inc. (see Note 5). Without acknowledging liability, the Company offered to settle any claims against it in this matter for cash and restricted common stock.  The Company’s offer lapsed before it was accepted.  On July 7, 2010, the Company was notified that it was named as a defendant in a lawsuit in the aforementioned matter. A status conference is schedule for November 19, 2010.  The entire amount of the claim is included in the current portion of long-term debt.

On March 12, 2010, the Company was notified that it was named as a defendant in a lawsuit filed in the U.S. District Court for the Eastern District of Texas on behalf of Vitro Packaging de Mexico, S.A. DE C.V ("Vitro")for the payment of approximately $345,000 in accounts receivable and unbilled shipments plus interest and attorneys fees. The entire amount of the vendor claim was included in accounts payable, but the Company believed it was entitled to receive certain credits related to discrepancies in the quantity and quality of products received. The Company settled the case on November 3, 2010 for approximately $248,000, which is required to be paid on or before December 31, 2010, and agreed to indemnify Vitro for any actions which may be taken against them by a specific vendor with respect to the filling and capping of the bottles subject to the lawsuit. The Company estimates that its exposure under the indemnification is approximately $60,000 and that its likelihood of incurring this liability is probable. Accordingly, the Company reduced its previously established accounts payable to $308,000 as of September 30, 2010, which represents the fair value of its settlement with Vitro and the estimate of its exposure related to the indemnification. The $37,000 write-off in accounts payable is reflected as a credit to cost of goods sold in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010.

NOTE 9 – DISCONTINUED OPERATIONS

In April 2009, the Company’s Board of Directors authorized management to begin the process of selling Nutritional Specialties, Inc. (“Nutritional Specialties”), including the Lifetime® and Baywood brand of products.  Accordingly, as of September 30, 2009, the Company classified the operations of Nutritional Specialties as discontinued operations and recognized an impairment charge of $3,250,000 for the nine months ended September 30, 2009 to  reduce the carrying value of the assets of Nutritional Specialties which were classified as held for sale to fair value.

In July 2009, the Company entered into an Asset Purchase Agreement (“the Agreement”) with Nutra, Inc. (“Nutra”), a subsidiary of Nutraceutical International Corporation, to sell substantially all of the rights and assets of Nutritional Specialties’ business, including but not limited to, its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts. Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages. In addition, certain assets of Nutritional Specialties were evaluated at closing to see if they had a minimum net asset value, after giving effect to certain normal adjustments for reserves, excluding normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. In October 2009, on the closing date of the transaction, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807.   Included in this purchase price was a $250,000 hold-back that was being held by Nutra and is reflected as an escrow deposit on the sale of discontinued operations as of December 31, 2009.  No later than nine months after the closing date, or April 9, 2010, if Nutra, Inc. determined that there was a material difference between the actual net asset value and the net asset value at closing, it could have prepared a written statement setting forth the calculation of the actual net asset value and that amount may be deducted from the hold-back.

In June 2010, the Company, without agreeing to Nutra’s position, agreed to reduce the amount of the hold-back due to the Company by $50,000 to settle a dispute with Nutra regarding the net asset value acquired by Nutra under the Agreement in exchange for an immediate payment of $200,000.  The $50,000 reduction in the hold back was reflected as a loss on discontinued operations in the nine months ended September 30, 2010.

The income (loss) from discontinued operations during the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Sales	$--	$3,606,275	$--	$10,958,144
Operating expenses	--	(3,227,637)	(50,000)	(9,511,217)
Impairment of goodwill and intangible assets	--	--	--	(3,250,000)
Income (loss) from discontinued operations	$--	$378,638	$(50,000)	$(1,803,073)

NOTE 10 - SIGNIFICANT CONCENTRATIONS

As of September 30, 2010, approximately 14% of accounts receivable was due from one customer.  Sales to one customer totaled approximately 23% of net sales for the nine months ended September 30, 2010. As of September 30, 2009, approximately 22% of accounts receivable was due from one customer.  Sales to one customer totaled approximately 22% of net sales for the nine months ended September 30, 2009.

As of September 30, 2010, approximately 17% and 17% of accounts payable were due to two vendors.  Purchases from two vendors totaled approximately 30% and 41% of total purchases for the nine months ended September 30, 2010.  As of September 30, 2009, approximately 13%, 11% and 11% of accounts payable were due to three vendors.  Purchases from three vendors totaled approximately 32%, 30% and 27% of total purchases for the nine months ended September 30, 2009.

A slowdown or loss of any of these customers or vendors could have a material adverse affect on the Company’s results of operations and ability to generate positive cash flow.

NOTE 11 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its sales from numerous customers, primarily in the United States.  The Company’s product lines include ready-to-drink beverages.  The Company operates in only one reportable segment and holds all of its assets in the United States. Sales of nutritional and dietary supplements for the nine months ended September 30, 2009 of $10,958,144 are included in loss from discontinued operations (see Note 9).

The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the nine months ended September 30:

	Nine Months Ended September 30,
	2010	2009
United States	$3,584,206	$2,464,458
Canada	30,926	387,691
Other	56,196	63,455
Total	$3,671,328	$2,915,604

NOTE 12 - SUBSEQUENT EVENTS

Secured Note Extensions

On October 8, 2010, the holders of $1,500,000 of the Company’s secured notes which were payable on December 24, 2010 agreed to extend the term of the notes to January 12, 2011.  No consideration was received by the note holders for agreeing to extend the notes (see Note 5).

Note Payable to Related Parties

On October 12, 2010, a director and an officer of the Company, who are the holders of an aggregate of $550,000 in unsecured promissory notes which were payable either on demand or on December 31, 2010 agreed to extend the terms of the notes to January 12, 2011 or on demand after January 12, 2011.  No consideration was received by the director or officer for agreeing to extend the notes (see Note 4).

Issuance of Convertible Promissory Notes and Warrants

On October 12, 2010, the Company received aggregate proceeds of $265,000 from the issuance of promissory notes with a face value of $301,137 and warrants to purchase 361,364 shares of common stock to accredited investors pursuant to its September 2010 private placement.  The promissory notes do not have a stated interest rate and mature on the three month anniversary of their issuance date.  In addition, the notes are automatically convertible upon the consummation of a qualified offering, as defined, into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold.  The warrants are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term.  The warrants also provide its holders with certain anti-dilutive and cashless exercise provisions.

In connection with the issuance of the promissory notes and warrants, the Company incurred placement fees of $18,600 and issued warrants to purchase 55,800 shares of common stock to the placement agent.  The warrants issued to the placement agent are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term.  The warrants also provide its holder with certain anti-dilutive and cashless exercise provisions.

Termination of Distribution Relationship

On November 1, 2010, the Company reached an agreement with a former distributor in which the Company agreed to pay such distributor $25,000 in two equal installments on November 17, 2010 and December 17, 2010, and issue them 100,000 shares of common stock upon the termination of the Company's relationship with the former distributor to reimburse them for certain costs they incurred to assist the Company in establishing a market for the its products.

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

General

We develop, market and distribute healthy and functional ready-to-drink teas under the New Leaf® brand.  New Leaf is a natural iced-tea beverage that is sweetened with evaporated organic cane sugar and specifically formulated to address consumer demand in the very competitive, but rapidly growing, ready-to-drink tea market.  The organic sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than high fructose corn syrup competitors.  New Leaf is available in 9 varieties that are all-natural and organically-sweetened, 2 diet varieties and 4 lemonade flavors.  Varieties include white, black, green and blue teas, as well as our lemonade offerings.

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

On July 23, 2009, and subject to shareholder approval, our Board of Directors unanimously approved entry into an asset purchase agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation (the “Asset Sale”) to sell substantially all the rights and assets our subsidiary, Nutritional Specialties, Inc. including the Lifetime ® and Baywood brands of products.  On July 24, 2009, we entered into an asset purchase agreement, and submitted to a vote for approval by our stockholders.  On August 6, 2009, a majority of our stockholders approved the Asset Sale.  The Asset Sale closed on October 9, 2009.

Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date equal to $1,848,604, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. No later than nine months after the closing date, if Nutra, Inc. determined that there was a material difference between the actual net asset value and the net asset value at closing, it could prepare a written statement setting forth the calculation of the actual net asset value.  On June 30, 2010, we settled a dispute with Nutra regarding funds from the hold-back.   Without agreeing to Nutra’s position, we agreed to reduce the amount due us by $50,000 for immediate payment of $200,000. The $50,000 write-off was reflected as part of loss from discontinued operations in the nine month period ended September 30, 2010.

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

Sales of New Leaf Brand beverages have increased at a double-digit rate to 2010.  In the nine months ended September 2010, we also increased our distribution in terms of geographic territory and number of retail accounts.   In the third quarter of 2010, our management made a strategic decision to reallocate our resources to create a more efficient sales effort while streamlining our business.  We intend to continue implementing changes to our sales and marketing effort through the fourth quarter of 2010 and into 2011.

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

We have a history of recurring losses from continuing operations, deficiencies in working capital and we have limited cash on hand as of September 30, 2010.  To date, we have also been unable to generate sustainable cash flows from operating activities.  In addition, as of September 30, 2010, we have $4,597,424 (including $472,626 in unamortized debt discount) in long-term debt and related party obligations payable within the next twelve months, including an obligation which is currently in default.  For the nine months ended September 30, 2010, our loss from continuing operations was $7,747,704.  As of September 30, 2010, our cash and cash equivalents were $245,635 and our working capital deficiency was $5,754,221.  Collectively, these factors raise substantial doubt about our ability to continue as a going concern.

We believe that our existing cash resources, combined with projected cash flows from operations will not be sufficient to  execute our business plan and continue operations for the next twelve months without additional funding.   We intend to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital. In October 2010, we raised an additional $265,000 pursuant to a private placement of promissory notes and warrants.  Management believes our existing beverage business can eventually achieve profitability and positive cash flow. In addition to paying down and restructuring our debt, management is actively taking steps to reduce our future operating expenses and increase future sales.  However, we cannot provide any assurance that operating results will generate sufficient cash flow to meet our working capital needs and service our existing debt or that we will be able to raise additional capital as needed.

The unaudited condensed consolidated financial statements contained herein do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Our Products

New Leaf is a brand of all natural ready to drink iced-teas and lemonades that is sweetened with organic cane sugar and specifically formulated to address what we believe is an unmet consumer demand in the very competitive, but rapidly growing, ready-to-drink tea market.  The organic cane sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than competitors that use high fructose corn syrup.  New Leaf teas are available in 9 varieties that are all-natural and organically-sweetened and 2 diet varieties.  Varieties include white, black, green and blue teas.  New Leaf products include:

Blue Teas ● Diet Blue Tea with Lemon ● Diet Blue Tea with Peach ● Blue Tea with Lemon ● Blue Tea with Peach ● Blue Tea with Raspberry	White Tea ● White Tea with Honey Dew Melon ● White Tea with Strawberry
Green Teas ● Green Tea with Plum ● Green Tea with Ginseng and Honey ● Green Tea with Mango	Black Tea ● Sweet Tea

We also distinguish the New Leaf brand by creating unique flavors.  For example, New Leaf introduced blue tea, also known as Oolong tea, to mainstream consumers.  Oolong tea is sometimes referred to as “blue tea” because its dried leaves have a bluish hue.  We believe that unique flavors will continue to attract the attention of consumers.

In April 2010, we introduced a lemonade brand.  New Leaf's lemonades are available in three flavors -- Homemade, Black Cherry and Strawberry. Additionally, "The Tiger," half-iced tea / half lemonade, debuted as part of our lemonade line-up. Our 100% natural lemonades are made with pure organic cane juice and contain 10% (6% for “The Tiger”) real fruit juice which is higher than most of our competitors’ lemonades. Additionally, we believe our lemonade brand is the only “Ready-to-Drink” lemonade sweetened with organic cane sugar.

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

SEASONALITY

Our ready-to-drink tea and lemonade generally are consumed during the warmer months.  Therefore, our peak selling season is from March to September.  For example, in 2009 we sold 138,341 cases in the quarter ended June 30, 2009 and 117,970 cases in the quarter ended September 30, 2009.  For comparison, in the quarter ended March 31, 2009 we sold 82,196 cases, and in the quarter ended December 31, 2009 we sold 62,596 cases.

RELIANCE ON SIGNIFICANT CUSTOMERS AND SUPPLIERS

As of September 30, 2010, approximately 14% of accounts receivable was due from one customer.  Sales to one customer totaled approximately 23% of net sales for the nine months ended September 30, 2010. As of September 30, 2009, approximately 22% of accounts receivable was due from one customer.  Sales to one customer totaled approximately 22% of net sales for the nine months ended September 30, 2009.

As of September 30, 2010, approximately 17% and 17% of accounts payable were due to two vendors.  Purchases from two vendors totaled approximately 30% and 41% of total purchases for the nine months ended September 30, 2010.  As of September 30, 2009, approximately 13%, 11% and 11% of accounts payable were due to three vendors.  Purchases from three vendors totaled approximately 32%, 30%, 27% of total purchases for the nine months ended September 30, 2009.

A slowdown or loss of any of these customers or vendors could have a material adverse affect on the Company’s results of operations and ability to generate positive cash flow.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in United States of America or, GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Our critical accounting policies that require the use of judgment and estimates are listed below.

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

Share-Based Payments

Share-based payments to employees, consisting of stock options, are measured at fair value on the grant date, based on the estimated number of awards that are ultimately expected to vest.  The fair value of stock options is determined using the Black-Scholes-Merton option valuation model.  Assumptions used in this model are subjective and include the expected term of the stock option, applicable risk-free interest rate, expected dividend yield and volatility of the underlying common stock. We elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payments,” to estimate the expected term of the stock options. The expected volatility is based on the historical volatility of our common stock over a period which coincides with the expected term of the stock option. The risk-free interest rate is determined using the U.S. Treasury yield curve in effect at the time of grant for a period which coincides with the expected term of the stock option.

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

Results of Operations for the Three Month and Nine Month Periods Ended September 30, 2010 and 2009

Net sales for the nine months ended September 30, 2010 were $3,671,328 compared to $2,915,604 for the same period last year, an increase of $755,724, or 26%.  For the three months ended September 30, 2010, net sales were $1,051,547, compared to $1,025,220 for the same period last year, an increase of $26,327, or 3%. The limited growth in the quarter sales results from a shift in our selling and marketing focus to chain store and supermarkets, as well as reduced production resulting from our limited cash resources. The increase in net sales for the nine months ended September 30, 2010 is due to an increase in the number of distributors and retailers of our products that has resulted in an increase in the number of cases sold and 3% increase in selling price.  We believe the continued investment in our marketing expenditure with the changing in selling strategy will result in increased sales.

Cost of goods sold of increased to $2,414,261 for the nine month period ending September 30, 2010 compared to $2,304,519 for the same period in 2009.  The increase of $109,742 or 5% was a result of greater sales, partially offset by a recovery of approximately $37,000 of credits from a former bottle manufacturer and increased efficiencies in production due to higher sales volumes.  Our gross profit margin for the nine month period ended September 30, 2010 was 34%, compared to 21% for the same period in 2009.  The overall increase of 13% in gross profit margin is primarily due to a recovery from a former bottle manufacture and greater efficiency realized as production volumes increased. Cost of goods sold of operations decreased to $647,459 for the three month period ending September 30, 2010 compared to $738,902 for the same period in 2009.  The decrease of $91,443, or 12% was a result of a recovery of approximately $37,000 of credits from a former bottle manufacture and increased efficiencies in production achieve through implemented management controls.  Our gross profit margin for the three month period ended September 30, 2010 was 38%, compared to 28% for the same period in 2009.  The overall increase of 10% in gross profit margin is primarily due the recovery from a former bottle manufacturer, combined with increased efficiencies in production.

Shipping and handling expenses were $438,909 for the nine month period ending September 30, 2010, and $247,539 for the same period in the prior year.  The increase of $191,370 or 77% was due primarily to greater sales volumes and more distributors located further from our current contract manufacturer.  Shipping and handling expenses were $140,969 for the three month period ending September 30, 2010, and $70,616 for the same period in the prior year.  The increase of $70,353 or 100% was due primarily to more distributors located further from our current contract manufacturer.

Sales and marketing expenses increased $1,945,219, or 95% from $2,037,088 for the nine months ended September 30, 2009 to $3,982,307 in the same period in 2010.  The increase was attributable to an increased focus on establishing new markets for our products.  Sales and marketing expenses increased $492,580, or 64% from $774,899 for the three months ended September 30, 2009 to $1,267,479 in the same period in 2010.  The increase was attributable to an increased focus on establishing new markets for our products.

General and administrative expenses were $2,492,160 for the nine month period ended September 30, 2010 and $1,374,540 for the nine month period ended September 30, 2009.  The increase of $1,117,620 or 81% primarily results from the issuance of common stock with a face value of $1,204,055 to investor relations firm during the nine monthsended September 30, 2010 principally for developing a strategy to raise investor awareness of our Company including analyzing our shareholder base, identifying our shareholders and increasing the communication with current and potential investors. General and administrative expenses were $410,178 for the three months period ended September 30, 2010 and $421,485 for the three month period ended September 30, 2009.  The decrease of $11,307 or 3% was primarily due to a reduction in investor communication expenses related to the balance sheet restructuring undertaken in the third and fourth quarters of 2009.

Depreciation and amortization cost was $387,659 in the nine months ended September 30, 2010, and $359,370 for the same period of 2009.  The increase of $28,289, or 8% reflected an increase in amortization of brand value associated with an earn-out provision. Depreciation and amortization cost was $129,200 in the third quarter of 2010, and $121,122 in the third quarter of 2009.  The increase of $8,078, or 7% reflected increase in brand value amortization associated with a previously negotiated earn-out provision.

Other income (expense) for the nine month periods ended September 30, 2010 and September 30, 2009 was ($1,703,736) and was ($9,175,427), respectively. The change in the nine month period ended September 30, 2010, reflect the non-cash cost effects of pre and post restructuring cost that occurred during the third quarter of 2009 and the additional non-cash charges from the debt and equity financing activities during the nine months ended September 30, 2010 and a reduction in interest expense also resulting from the repayment of debt by using the proceeds from the sale of our Nutritional Specialties, Inc. business. Other income (expense) was ($83,571) for the three month periods ended September 30, 2010 and was ($4,092,122) for the three month period ending September 30, 2009.  In the three month period ended September 30, 2010, interest expense decreased resulting from the repayment of debt by using the proceeds from the sale of our Nutritional Specialties, Inc. business.  In 2009, in connection with our balance sheet restructuring, we incurred additional amortization costs, increased costs related to the intrinsic value of debt and warrants converted into common stock and offset by the unrealized gain on derivative payable. In the three months ended September 30, 2010, we incurred additional non-cash cost related to the August 2010 bridge debt and the reduction in the unrealized gain in derivative payable.

There is no provision for income taxes recorded for either period because we have never generated taxable income. We maintain a full valuation allowance against our net deferred taxes which mainly consists of net operating loss carryforward.

In April 2009 we began the process of selling Nutritional Specialties, In. (“Nutritional Specialties”) including the Lifetime ® and Baywood brands of product an classified the operations of Nutritional Specialties as discontinued operations resulting in income (loss) discontinued operations during the three and nine month ended September 30, 2009 of ($1,803,073) and $378,638, respectively. In July 2009 we entered into an agreement to sell substantial all of the assets of Nutritional Specialties to Nutra Inc., a subsidiary of Nutraceutical International Corporation. The sale was consummated in October 2009. As a result, we did not have any operations which were classified as discontinued operations during the three and nine month ended September 30, 2010. The ($50,000) (loss) from discontinued operations during the nine month ended September 30, 2010 resulted from an adjustment to the purchase price for the sales of the assets of Nutritional Specialties in June 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had $1,272,444 in current assets of which $718,966, or 57%, was cash and cash equivalents and receivables.  On average, our receivables are collected after 46 days outstanding.  Inventories were $496,897 at September 30, 2010, an increase of $11,008 over the December 31, 2009 balance of $485,889.  Total current liabilities at September 30, 2010 totaled $7,026,665, of which $2,810,160, or 40%, represented trade and operating payables.  The current ratio was 1 to 5.5 at September 30, 2010.

At September 30, 2010, we had a net working capital deficiency of $5,754,221.  Our need for cash during the nine months ended September 30, 2010 was primarily funded through the issuance of additional common stock and warrants totaling $982,498, borrowings from related parties of $600,000 and cash received from the issuance of $1,304,000 of debt and warrants.

We have a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of September 30, 2010.  To date, we have also been unable to generate sustainable cash flows from operating activities.  In addition, we have approximately $4,597,424 (including $472,626 in unamortized debt discount as of September 30, 2010) in long-term debt and related party obligations payable due within the next twelve months including an obligation which is currently in default.  For the nine months ended September 30, 2010, our loss from continuing operations is $7,747,704.  As of September 30, 2010, our cash and cash equivalents and working capital deficiency are $245,635 and $5,754,221, respectively.  Collectively, these factors raise substantial doubt our ability to continue as a going concern.

We believe that our existing cash resources, combined with projected cash flows from operations will not be sufficient to execute our business plan and continue operations for the next twelve months without additional funding.   We intend to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital.  In October 2010, we raised an additional $265,000 pursuant to a private placement of promissory notes and warrants.  Management believes that our existing beverage business can eventually achieve profitability and positive cash flow. In addition to paying down and restructuring its debt, management is actively taking steps to reduce our future operating expenses and increase future sales.  However, we cannot provide any assurance that operating results will generate sufficient cash flow to meet our working capital needs and service our existing debt or that we will be able to raise additional capital as needed.

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

In April 2010, the holders of $212,500 of notes agreed to convert the outstanding note balance into 531,250 shares of common stock in exchange for us agreeing to pay all unpaid interest which had accrued on the notes.

In May 2010, we issued 360,000 shares of common stock to the holders of $1,500,000 of notes in exchange for extending the maturity date of the notes to June 2010. In June 2010, we issued 4,500,000 shares of common stock to holders of these notes in exchange for extending the maturity date of the notes to September 2010. In August 2010, the holders agreed to extend the term of these notes to December 24, 2010.  In October 2010, the holders agreed to extend the maturity date to January 12, 2011.

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

In August 2010, we issued a side letter to investors in the private placement which commenced in April 2010 which effectively amended the terms of the private placement to extend the price protection clause provided to such investors in a side letter issued to them in May 2010 through September 25, 2010. The price protection clause required us to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock or common stock equivalents were issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.

On October 12, 2010, we consummated a private placement of promissory notes with a face value of $1,782,955 ($1,481,818 at September 30, 2010) and detachable warrants to purchase 2,139,546 (1,778,182 at September 30, 2010) shares of common stock to accredited investors, excluding related parties which are described later, pursuant to a private placement memorandum.  The promissory notes were issued at an original issuance discount of $213,955 ($177,818 at September 30, 2010), do not have a stated interest rate and mature on the three month anniversary of their issuance date in December 2010. In addition, the notes are automatically convertible upon the consummation of a qualified offering, as defined, into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold.  The warrants are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term.  The warrants also provide its holders with certain anti-dilution and cashless exercise provisions. The terms of the offering also provide investors with a reset feature which gives them the right, for as long as the notes are outstanding, to exchange the promissory notes for securities issued in a subsequent offering in the event that the Company enters into any subsequent transaction other than the qualified offering, as defined, on terms more favorable than those governing the current offering.

As a result of the private placement of promissory notes and warrants we issued to the placement agent 266,760 warrants that are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term. The warrants also provide its holder with certain anti-dilution and cashless exercise provisions.

The commencement of the October 2010 private placement in September 2010 triggers the price protection clause contained in the side letter we issued in August 2010. Accordingly we issued such investors 728,586 shares of common stock.

During the nine months ended September 30, 2010, we converted $163,781 of accounts payable into 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share.

During the nine months ended September 30, 2010, we issued 2,217,500 shares of common stock to service providers.  The fair value of the common stock issued was $1,043,142.

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

On May 24, 2010, June 24, 2010, August 24, 2010 and again on October 8, 2010 we extended the maturity on our November 24, 2009 private placement financing to January 12, 2011. To secure this extension we issued 360,000 and 4,500,000 common shares, on the May 24, 2010 and June 24, 2010 extension respectively, to the lenders. The lenders waived any additional compensation on the August 24, 2010 and October 8, 2010 extensions. The principal and accrued interest on the 10% Senior Secured Notes amounted to $1,500,000 and $21,920, respectively and the principal and interest due on debt to related parties was $750,000 and $36,347, respectively.  It is highly unlikely that we will be able to generate enough cash from our operations to pay these balances in full on the specified due date.  Therefore, we may renegotiate terms with existing holders or refinance this debt and, in either case, if available, the terms may be more burdensome.  We are currently exploring the possibility of obtaining additional funding sources to satisfy these repayment obligations.

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

Related Party Transactions

On April 1, 2010, Mr. Skae, our Chief Executive Officer provided financing to our Company in the amount of $50,000 in exchange for a non-interest bearing demand note. On August 24, 2010, the note was amended to be payable on demand after December 31, 2010. On October 12, 2010 the note was amended again to be payable on demand after January 12, 2011. No consideration was given by Mr. Skae for agreeing to extend the note.

On April 30, 2010, we issued a demand note to Mr. O. Lee Tawes III, a director of our Company, for $50,000 bearing simple interest at 10% per annum. On August 24, 2010 the maturity date of the note was amended to December 31, 2010. On October 12, 2010 the maturity date of the note was extended to January 12, 2011. No additional consideration was given to Mr. Tawes for agreeing to extend the note.

On May 20, 2010, we issued a note to Mr. O. Lee Tawes III, a Director of our Company, for $300,000, bearing simple interest at 15% per annum for $300,000. The principal is due and payable on July 19, 2010. Accrued interest on the note is payable in cash or in our common stock at a conversion rate of $0.35 per share, subject to adjustment, at our discretion.  We also amended existing notes previously issued to Mr. Tawes on November 30, 2009 and April 30, 2010 with a principal balance of $150,000 and $50,000, respectively, such that they may be converted into common stock at a conversion rate of $0.35, subject to adjustment. As a result of this amendment, as of May 20, 2010, Mr. Tawes was eligible to convert this note into 571,429 shares of our common stock.

On September 21, 2010 we issued to Mr. O. Lee Tawes III as part of a private placement of promissory notes with a face value of $227,273 and detachable warrants to purchase 272,727 shares of common stock to accredited investors pursuant to a private placement memorandum.  The promissory notes were issued at an original issuance discount of $27,273, do not have a stated interest rate and mature on the three month anniversary of their issuance date in December 2010. In addition, the notes are automatically convertible upon the consummation of a qualified offering into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold.  The warrants are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term.  The warrants also provide its holder with certain anti-dilution and cashless exercise provisions. The terms of the offering also provide investors with a reset feature which gives them the right, for as long as the notes are outstanding, to exchange the promissory notes for securities issued in a subsequent offering in the event that the Company enters into any subsequent transaction other than the qualified offering, as defined, on terms more favorable than those governing the current offering.

For the nine months ended September 30, 2010, interest expense on note payable to related parties was $32,500.

As of September 30, 2010, we had outstanding warrants to officers and directors of 633,253 with an average exercise price and weighted average contractual life of $0.25 and 3.8 years, respectively.

As of September 30, 2010, we had amounts due to related parties of $396,352 for interest, deferred salaries and an earn-out arrangement related to the prior acquisition of a company owned by our Chief Executive Officer. In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, we agreed to provide the former member of Skae, who is also our current Chief Executive Officer, with a three year earn-out arrangement.  Under the terms of the earn-out arrangement, we can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit.  As of September 30, 2010 and December 31, 2010, we have accrued $260,000 related to the achievement of the first year performance target.  Currently, we are unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred.

Off Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to  allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the nine months ended September 30, 2010 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles. Management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties. Based on our review of our accounting controls and procedures, we believe these control deficiencies resulted primarily because we have one person performing all accounting-related duties.  As a result, we did not maintain adequate segregation of duties which results in material weaknesses related to the preparation of financial statements and other documents required to be filed with the SEC and identifying accounting for material loss contingencies. Within our critical financial reporting applications, management believes these are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the nine months ended September 30, 2010, we performed transaction reviews and control activities in connection with reconciling and compiling our consolidated financial records for the nine months ended September 30, 2010.  These reviews and procedures were undertaken in order to confirm that our financial statements for the nine months ended September 30, 2010 were prepared in accordance with U.S. generally accepted accounting principles, fairly presented and free of material errors.

Our management is in the process of actively addressing the material weaknesses in internal control over financial reporting described above.  During 2009, we undertook actions to remediate the material weaknesses identified, including installation of a new ERP software system to allow for appropriate checks and reviews of internal control record-keeping and reporting. During the first nine months of 2010 we consolidated our corporate staff in New Jersey and installed a new Chief Financial Officer. These changes are still being evaluated to assess whether they are sufficient to address our internal control deficiencies.

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

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI (“Farmatek”), a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties, Inc.  Farmatek alleged a breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  On June 12, 2009, we entered into a settlement agreement with Farmatek pursuant to which we agreed to pay Farmatek an aggregate of $250,000 over a period of twelve months.   In August 2010, we agreed to pay Farmatek the remaining balance owed under the initial settlement agreement plus $7,000 in equal monthly installments commencing in August 2010 and continuing through January 2011. As of September 30, 2010 our remaining balance due was $17,344 and is reflected in accrued expenses.

On January 29, 2009, we were notified that we were named as a defendant, along with 54 other defendants, in a class action lawsuit under California Proposition 65 for allegedly failing to disclose the amount of lead in one of our products. We have responded to discovery requests from the Attorney General of California.  To date, no trial date has been set. We are currently investigating the merits of the allegation and is unable to determine the likelihood of an unfavorable outcome or a range of possible loss.

On December 7, 2009, we received a demand notice for the repayment of a $1,200,000 note payable with a current balance of $822,920, which is presently in default, from the estate of a former owner of Nutritional Specialties, Inc. (see Note 5). Without acknowledging liability, the Company offered to settle any claims against it in this matter for cash and restricted common stock.  Our offer lapsed before it was accepted.  On July 7, 2010, we were notified that we were named as a defendant in a lawsuit in the aforementioned matter. A status conference is schedule for November 19, 2010.  The entire amount of the claim is included in the current portion of long-term debt.

On March 12, 2010, we were notified that we were named as a defendant in a lawsuit filed in the U.S. District Court for the Eastern District of Texas on behalf of Vitro Packaging de Mexico, S.A. DE C.V ("Vitro") for the payment of approximately $345,000 in accounts receivable and unbilled shipments plus interest and attorneys fees. The entire amount of the vendor claim was included in accounts payable, but we believed it was entitled to receive certain credits related to discrepancies in the quantity and quality of products received. We settled the case on November 3, 2010 for approximately $248,000, which is required to be paid on or before December 31, 2010, and agreed to indemnify Vitro for any actions which may be taken against them by a specific vendor with respect to the filling and capping of the bottles subject to the lawsuit. We estimates that its exposure under the indemnification is approximately $60,000 and that its likelihood of incurring this liability is probable. Accordingly, we reduced its previously established accounts payable to $308,000 as of September 30, 2010, which represents the fair value of its settlement with Vitro and the estimate of its exposure related to the indemnification. The $37,000 write-off in accounts payable is reflected as a credit to cost of goods sold in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010.

On March 17, 2010, we received a Notice of Indemnification under Asset Purchase Agreement with Nutra, Inc., the acquirers of our former nutraceutical businesses.  Nutra contended that certain products distributed under the Baywood brand failed to disclose the presence of certain components to Nutra or on the product label and are therefore in violation of certain regulations. On September 30, 2010, we settled the dispute.  Without agreeing to Nutra’s position, we agreed to reduce the amount due to us from Nutra by $50,000 for immediate payment of $200,000. The $50,000 write-off was reflected as part of discontinued operations in the nine month period ended September 30, 2010.

To our knowledge, as of September 30, 2010, there was no other threatened or pending litigation against our Company or our officers or directors in their capacity as such.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on  Form 10-K for the fiscal year ended December 31, 2009, that was filed with the Securities and Exchange Commission on March 31, 2010 except as follows:

We have limited cash resources, and our limited cash could hinder our ability to run our ongoing operations, including producing our beverage products.

At September 30, 2010, we had $245,635 of cash and cash equivalents.  Our limited cash reserves directly affect our ability to run our continuing operations.  If we are not able to pay our third-party bottlers, we will not be able to maintain our inventory levels and we risk depleting our finished goods inventory.  If we are unable to produce inventory to sell, we will have to curtail or cease operations.

We have a material amount of outstanding debt that may hinder our ability to sustain or grow our business.

As of November 11, 2010, we have approximately $4,937,000 in outstanding debt at face value. This debt could have important consequences to us and our investors, including:

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

As of October 31, 2010, we are in default to certain former owners of Nutritional Specialties, Inc, on an obligation of $863,957 (including $822,920 of notes payable and $41,037 of accrued interest). In the coming months, our management believes it can remedy this defaults through renegotiation, waivers, pay-down of indebtedness and/or issuance of equity capital.  However, there can be no assurances that we will be able to complete any new financings or reach agreement with these parties.  If we are unable to repay the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

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

Approximately 14% of our sales are from one customer and if that customer cannot pay amounts due to us in a timely way, our liquidity and business may be negatively impacted.

As of September 30, 2010, approximately 14% of accounts receivable was due from one customer.  Sales to this customer totaled approximately $131,000 for the nine month period ended September 30, 2010.  We believe this customer is credit worthy and the customer has a history of paying its amounts owed to us in a timely manner.  However, if we were to lose this customer or this customer were to fail to pay amounts due to us at all or in a timely manner, our liquidity could be materially negatively impacted which would, in turn, have a negative impact on our business. We currently have limited sales and distribution outlets for our products.  A slowdown or loss of any of these customers or distributors could materially adversely affect the results of operations and our ability to generate significant cash flow.

We may be liable for an earn-out contingency of up to $4,776,100 related to our acquisition of Skae Beverage International, LLC and if this amount comes due and we are unable to renegotiate this liability, we may have to cease operations.

In connection with our acquisition of Skae Beverage International, LLC, we agreed to provide the former managing member  and principal of Skae Beverage, Eric Skae, who is currently our Chief Executive Officer, a three year earn-out arrangement based upon sales and gross profit targets.  Under the terms of the earn-out arrangement, we may be required to pay an additional $4,776,100.  As of September 30, 2010, we have accrued $260,000 related to the achievement of the first year performance target.  We do not have sufficient resources to pay amounts due under the earn-out arrangement, and if we are unable to renegotiate with Mr. Skae to reduce or postpone amounts due under the earn-out arrangement, we may have to curtail or cease our operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

On October 12, 2010, we completed a unit offering of an aggregate of $1,769,000 of our August bridge financing notes and warrants to accredited investors. The August bridge notes were sold at an Original Issue Discount of 12%, and have a 90 day maturity (“Notes,”). Each Unit sold consisted of $1,000 principal amount of 12% OID Notes, and warrants to purchase 1,200 shares of common stock at $0.25 per share. We sold 2,412,273 warrants to the accredited investors in conjunction with this offering

With respect to the issuance of our securities as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We have not defaulted on senior securities.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

3.1	Articles of Incorporation, as amended (included as Exhibit 3.1 to the Annual Report on Form 10-KSB filed March 6, 1997, and incorporated herein by reference).

3.2	By-Laws, dated February 14, 1988 (included as Exhibit 3 to the Registration Statement on Form S-1 filed January 27, 1987, and incorporated herein by reference).

3.3
Amendment to Articles of Incorporation, dated December 6, 2007, and effective on December 18, 2007 (included as Exhibit 3.1 to the Current Report on Form 8-K filed December 26, 2007, and incorporated herein by reference).

3.4	Amendment to Articles of Incorporation, effective October 16, 2009 (included as Exhibit 3.1 to the Current Report on Form 8-K filed October 14, 2009, and incorporated herein by reference).

4.1	Specimen Common Stock Certificate, dated July 9, 1993 (included as Exhibit 1 to the Form 8-A filed July 2, 1993, and incorporated herein by reference).

4.2	Certificates of Designation for Class A, Class B and Class C Preferred Shares (included as Exhibit 4.3 to the Annual Report on Form 10-QSB filed August 11, 1997, and incorporated herein by reference).

4.3
Certificate of Designation of Preferences and Rights of Series H Preferred Stock, dated December 21, 2005 (included as Exhibit 4.1 to the Current Report on Form 8-K filed January 3, 2006, and incorporated herein by reference).

4.4
Certificate of Designation of Series I 8% Cumulative Convertible Preferred Stock, dated March 30, 2007 (included as Exhibit 4.X to the Current Report on  Form 8-K filed April 11, 2007, and incorporated herein by reference).

4.5
Form of Common Stock Purchase Warrant between the Company and investors in the 2007 Private Placement, dated March 30, 2007 (included as Exhibit 4.iii to the Current Report on Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.6
Common Stock Purchase Warrants between the Company and O. Lee Tawes and John Talty, dated March 30, 2007 (included as Exhibit 4.v to the Current Report on Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.7
Common Stock Purchase Warrant between the Company and JSH Partners, dated March 30, 2007 (included as Exhibit 4.vii to the Current Report on Form 8-K filed on April 11, 2007, and incorporated herein by reference).

4.8
Common Stock Purchase Warrants between the Company and Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.ix to the Current Report on Form 8-K filed on April 11, 2007, and incorporated herein by reference).

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

4.15
Certificate of Designation of Series J 6% Redeemable Convertible Preferred Stock, dated December 22, 2008 (included as Exhibit 4.1 to the Current Report on Form 8-K filed December 23, 2008, and incorporated herein by reference).

4.16
Baywood International, Inc. 2008 Stock Option and Incentive Plan, dated May 14, 2008 (included as Exhibit 4.1 to the Registration Statement on Form S-8 filed June 27, 2008, and incorporated herein by reference).

4.17
Common Stock Purchase Warrant between the Company and Eric Skae, dated March 20, 2009 (included as Exhibit 4.1 to the Current Report on Form 8-K filed March 24, 2009, and incorporated herein by reference).

4.18	Form of Common Stock Purchase Warrant, dated September 5, 2008 (included as Exhibit 10.2 to the Current Report on Form 8-K filed September 11, 2008, and incorporated herein by reference).

4.19
Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2008 (included as Exhibit 4.29 to the Quarterly Report on Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.20
Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 19, 2008 (included as Exhibit 4.30 to the Quarterly Report on Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.21	Form of Subscription Agreement (included as Exhibit 4.31 to the Quarterly Report on Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.22	Form of Warrant (included as Exhibit 4.32 to the Quarterly Report on Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.23
Common Stock Purchase Warrant between the Company and O. Lee Tawes, dated July 14, 2008 (included as Exhibit 4.33 to the Quarterly Report on Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.24
Common Stock Purchase Warrant between the Company and Eric Skae, dated October 23, 2008 (included as Exhibit 4.34 to the Quarterly Report on Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.25	Form of Common Stock Purchase Warrant (included as Exhibit 4.25 to the Quarterly Report on Form 10-Q filed May 17, 2010, and incorporated herein by reference).

4.26	Form of Common Stock Purchas Warrant (included as Exhibit 99.2 to the Current Report on Form 8-K filed September 24, 2010 and incorporated herein by reference).

4.27	Form of Common Stock Purchas Warrant (included as Exhibit 99.2 to the Current Report on Form 8-K filed October 15, 2010 and incorporated herein by reference).

10.1	Promissory Note between the Company and Ira J. Gaines, dated April 2005 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.2	Bridge Loan Agreement between the Company and O. L. Tawes, dated May 10, 2004 (included as Exhibit 10 to the Annual Report on Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

10.3
10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and O. Lee Tawes, III, on the other side, dated March 30, 2007 (included as Exhibit 4.iv to the Current Report on Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.4
10% Note Agreement between the Company and Baywood Acquisition, Inc. on one side and John Talty on the other side, dated March 30, 2007 (included as Exhibit 4.iv to the Current Report on Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.5
12% 2008 Bridge Loan Agreement between the Company and JSH Partners and Guaranty executed by O. Lee Tawes, dated March 30, 2007 (included as Exhibit 4.vi to the Current Report on Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.6
12% Note between the Company, Baywood Acquisition, Inc. and JSH Partners, dated March 30, 2007 (included as Exhibit 4.vi to the Current Report on Form 8-K filed on April 11, 2007, and incorporated herein by reference).

10.7
8% Convertible Subordinated Promissory Notes of the Company and Baywood Acquisition, Inc. issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included  as Exhibit 4.viii to the Current Report on Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.8
8% Subordinated Promissory Notes of the Company and Baywood Acquisition, Inc. issued to Thomas Pinkowski, Charles Ung and M. Amirul Karim, dated March 30, 2007 (included as Exhibit 4.ix to the Current Report on Form 8-K filed April 11, 2007, and incorporated herein by reference).

10.9
Form of 8% Subordinated Promissory Note, issued by the Company to the creditors signatory thereto, dated September 9, 2008 (included as Exhibit 10.7 to the Current Report on Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.10
8% Convertible Subordinated Promissory Note for $1,000,000, issued by the Company to Skae Beverage International, LLC, dated September 9, 2008 (included as Exhibit 10.8 to the Current Report on Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.11
8% Convertible Subordinated Promissory Note for $100,000, issued by the Company to Skae Beverage International, LLC, dated September 9, 2008 (included as Exhibit 10.9 to the Current Report on Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.12
Employment Agreement between the Company and Eric Skae, dated September 9, 2008 (included as Exhibit 10.10 to the Current Report on Form 8-K filed September 15, 2008, and incorporated herein by reference).

10.13	Form of 12% Subordinated Promissory Note (included as Exhibit 10.41 to the Quarterly Report on Form 10-Q filed May 20, 2009, and incorporated herein by reference).

10.14
12% Subordinated Note issued by the Company to O. Lee Tawes, III, dated July 14, 2008 (included as Exhibit 10.42 to the Quarterly Report on Form 10-Q filed May 20, 2009, and incorporated herein by reference).

10.15
12% Subordinated Note issued by the Company to Eric Skae, dated October 23, 2008 (included as Exhibit 10.43 to the Quarterly Report on Form 10-Q filed May 20, 2009, and incorporated herein by reference).

10.16
Asset Purchase Agreement by and among the Company, Nutritional Specialties, Inc., and Nutra, Inc., dated July 24, 2009 (included as Exhibit 10.1 to the Current Report on Form 8-K filed July 30, 2009, and incorporated herein by reference).

10.17
Settlement Agreement and Mutual Release between Farmatek IC VE DIS TIC, LTD. STI and Oskiyan Hamdemir on the one hand and the Company and Nutritional Specialties, Inc. on the other hand, dated June 12, 2009 (included as Exhibit 10.45 to the Quarterly Report on Form 10-Q filed August 19, 2009, and incorporated herein by reference).

10.18
Non-interest bearing subordinated note issued by the Company to Eric Skae, dated April 1, 2010 (filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q filed May 17, 2010, and incorporated herein by reference).

10.19
10% Subordinated note issued by the Company to O. Lee Tawes, dated April 30, 2010 (filed as Exhibit 10.21 to the Quarterly Report on Form 10-Q filed May 17, 2010, and incorporated herein by reference).

10.20	Employment agreement between the Company and David Tsiang, dated May 11, 2010 (filed as Exhibit 10.22 to the Quarterly Report on Form 10-Q filed May 17, 2010, and incorporated herein by reference).

10.21
Subordinated note and conversion agreement dated May 20, 2010 between the Company and O. Lee Tawes, III (filed as Exhibit 10.3 to the Current Report on Form 8-K filed May 26, 2010 and incorporated herein by reference).

10.22	Form of Original Issue Discount Promissory Note (filed as Exhibit 99.1 to the Current Report on Form 8-K filed September 24, 2010 and incorporated herein by reference).

10.23
Note and Warrant Purchase Agreement between the Company and certain investors dated September 21, 2010 (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on September 24, 2010 an incorporated herein by reference).

10.24	Form of Original Issue Discount Promissory Note (filed as Exhibit 99.1 to the Current Report on Form 8-K filed October 15, 2010 and incorporated herein by reference).

10.25
Note and Warrant Purchase Agreement between the Company and certain investors dated September 21, 2010 (filed as Exhibit 99.3 to the Current Report on Form 8-K filed on September 24, 2010 an incorporated herein by reference).

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

NEW LEAF BRANDS, INC.

Date: November 22, 2010	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2010	By:	/s/ David Tsiang
David Tsiang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)