Form 10-K
period 2010-12-31
New Leaf Brands, Inc.
filed 2011-05-23
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____TO ___

Commission File Number 000-22024

NEW LEAF BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0125664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Dewolf Road, Suite 208, Old Tappan NJ 07675
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  (herewith)   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and  will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Set the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  As of May 16, 2011, was $6,924,462 based on a total of 69,244,628 shares of our common stock held by non-affiliates at a closing price of $0.15 per share.

As of  May 16th, 2011 the number of outstanding shares of the registrant’s common stock was 77,163,902
Documents incorporated by reference:  See Item 15 herein.

NEW LEAF BRANDS, INC.
FORM 10-K
For the year ended December 31, 2010

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

ITEM 1 - BUSINESS

GENERAL

We develop, market and distribute healthy and functional ready-to-drink teas and lemonades under the New Leaf® brand.  We focus primarily on functional ready-to-drink beverages, which include teas, lemonades and other functional drinks.  New Leaf offers natural iced-tea and lemonade beverage which is sweetened with evaporated organic cane sugar and specifically formulated to address an unmet consumer demand in the very competitive, but rapidly growing, ready-to-drink beverage market.  The organic sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than high fructose corn syrup competitors.  New Leaf is available in 15 varieties that are all-natural and organically-sweetened, of which 2 are diet varieties.  Varieties include white, black, green and blue teas, lemonades and half tea/half lemonade beverages.

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

On July 24, 2009, we entered into an Asset Purchase Agreement (“the Agreement”) with Nutra, Inc., a subsidiary of Nutraceutical International Corporation.   Pursuant to the Agreement, we sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of liabilities, a $250,000 retention and certain pre-closing working capital adjustments.  Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were to be evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. The asset sale contemplated by the Agreement closed on October 9, 2009. On June 30, 2010 the company and Nutra, Inc. agreed reduce the retention to $200,000 for immediate payment of the retention and we wrote-off the remaining $50,000 as an expense in 2010.

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

Following the closing of the Asset Sale, our Chief Executive Officer, Eric Skae, agreed to continue in his role.  We plan to continue to rely on Mr. Skae’s 20 years of experience and expertise in the beverage industry.  In order to take advantage of synergies, improve coordination and increase efficiencies, and have consolidated our Arizona-based corporate office and our New York area offices and operations into one location.  As of the date of this report, our principal executive offices are located at One Dewolf Rd., Old Tappan NJ 07675.  Our telephone number is (201) 784-2400 and our web address is www.newleafbrands.com.  We do not intend for information on our web sites to be incorporated into this 10-K.

INDUSTRY AND BUSINESS STRATEGY

Our beverages are classified as ready-to-drink teas and lemonades.  We believe that our products are well-positioned to continue our growth to date and we have a competitive edge in ingredients, flavor and packaging.

Our business plan is to build a competitive beverage company around our New Leaf brand of ready-to-drink teas, lemonades and other new functional beverages.  As of May 1, 2011, we sell New Leaf beverages in 35 states, through approximately 130 distributors in over 15,000 outlets.  We plan to expand our business by making inroads into larger mainstream grocery, convenience drug stores and other larger accounts.

In 2010 in addition to our line of ready-to-drink teas, we developed a new line of lemonade ready-to-drink beverages and other juices.  These products are considered part of a new category of beverages called “New Age beverages” that we believe is gaining popularity with consumers.  We believe that the new lemonade and juice beverages can be sold into our existing channels and also to the independent grocery stores and restaurant “street” channels, such as bagel stores, delis, pizzerias, cafes, independent convenience stores, and college book stores.  We also plan to target food, drug and mass accounts including grocery stores, drug stores and club stores.

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

OUR PRODUCTS

New Leaf is a natural iced-tea beverage that is sweetened with organic cane sugar and specifically formulated to address what we believe is an unmet consumer demand in the very competitive, but rapidly growing, ready-to-drink beverage market.  The organic cane sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than high fructose corn syrup competitors.  New Leaf is available in 15 varieties that are all-natural and organically-sweetened, of which 2 are diet varieties.  Varieties include white, black, green and blue teas, lemonades and half tea/half lemonade beverages.  New Leaf products include:

Blue Teas • Diet Blue Tea with Lemon • Diet Blue Tea with Peach • Blue Tea with Lemon • Blue Tea with Peach • Blue Tea with Raspberry	White Tea • White Tea with Ginseng & Honey • White Tea with Honey Dew Melon • White Tea with Strawberry Black Tea • Sweet Tea
Green Teas • Green Tea with Plum • Green Tea with Mango	Lemonades • Strawberry • Lemon • Cherry • Tiger – Half and Half

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

CUSTOMERS

Our customers and consumers are material to our success.  If we are unable to maintain good relationships with our existing customers, our business could be adversely affected.  Unilateral decisions could be taken by our distributors, retailers and other customers to discontinue carrying all or any of our products that they are carrying at any time, which could cause our revenues to decline.

Manhattan Beer is one of our larger distributors and accounted for approximately 22% of our sales of New Leaf for the year ended December 31, 2010.  While we believe we have a good relationship with Manhattan Beer, they are not obligated to purchase any of our products and could terminate the relationship on short notice.  Most of our other distributors do have written contracts with us.

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

We believe that our brands compete favorably with other ready-to-drink tea products because of the quality of our products, our emphasis on wellness and innovation and our ability to timely introduce new products that are exciting to consumers.   We have developed flavors such as tangerine, plum, honeydew melon and strawberry that we believe are differentiated from flavors offered by our competitors.   In addition, we focus on distinguishing our products from competitors by offering more unique combinations of packaging, taste and ingredients.

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

GOVERNMENT REGULATION

The production, distribution and sale in the United States of many of our products is subject to the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act of 1994, the Occupational Safety and Health Act, various environmental statutes and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling, recycling and ingredients of such products.

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

EMPLOYEES

As of December 31, 2010, we had 26 full-time employees of which 21 were in sales/marketing and 5 employees were performing administrative functions.  None of our employees is represented by a collective bargaining arrangement and we believe our relations with employees are good.

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

In their report dated May 20, 2011, our independent registered public accounting firm, EisnerAmper LLP stated that there is substantial doubt on our ability to continue as a going concern and our consolidated financial statements for the year ended December 31, 2010 were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of a loss of $9,131,354 for the year ended December 31, 2010 and negative working capital of $8,223,228 and cash & cash equivalents of only $13,024.  We expect to continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and operating cash flows.  Our ability to generate profits depends on the success of our brands, of which there can be no assurance.  We believe that the going concern qualification in the Independent Auditors’ report is designed to emphasize the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have had a history of losses and if we cannot consistently generate positive cash flows or raise sufficient capital then we will not realize our growth potential and our business could suffer financially.

Our net loss in 2010 was $9,131,354 and in 2009 was $10,930,180.  We are attempting to grow our brands while maintaining costs.  However, we expect to require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace.  In order to finance our growth, we need to raise capital to fund our inventory needs and implement more aggressive sales, marketing and advertising programs.  However, if we are not successful in raising additional capital, we may not meet our projections for growth and our sales could be adversely affected due to delays in shipments and loss of customers.

Current economic conditions could have a material adverse effect on our business.

Our current and future business plans are dependent, in large part, on the overall state of the economy.  Any adverse changes in economic conditions may adversely affect our plan of operation.  Our operations and performance also depend on economic conditions, levels of disposable income and their impact on levels of consumer spending. These have deteriorated significantly in many countries and regions during the past several years, including the regions in which we operate, and may remain depressed for the foreseeable future.  For example, some of the factors that could influence the levels of consumer spending include continuing volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs and uncertainty about same, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior for discretionary consumer goods such as ours.  These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We depend upon our trademarks and proprietary rights, and any failure to protect our intellectual property rights or any claims that we are infringing upon the rights of others may adversely affect our competitive position.

Our success depends, in large part, on our ability to protect our current and future brands and products and to defend our intellectual property rights.  We cannot be sure that trademarks will be issued with respect to any future or currently pending trademark applications or that our competitors will not challenge, invalidate or circumvent any existing or future trademarks issued to, or licensed by, us.  Litigation related to the protection of intellectual property rights could disrupt our business, divert management attention and cost a substantial amount to protect our rights or defend ourselves against claims.  We believe that our competitors, many of whom are more established and have greater financial and personnel resources than we do, may be able to replicate our processes, brands, flavors, or unique market segment products in a manner that could circumvent our protective safeguards.  Therefore, we cannot give you any assurance that our confidential business information will remain proprietary.

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

Our beverage business could be adversely affected if any of our products or similar products distributed by other companies prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products.  Our products may contain certain nutritional ingredients such as vitamins, herbs and other ingredients that we regard as safe when taken as directed by us and that various scientific studies and literature have suggested may offer health benefits.  While we conduct quality control testing on the ingredients in our products, we depend on consumers' perception of the overall integrity of the tea and beverage business.  The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry.  If our products suffer from this negative consumer perception, it is likely our sales will slow and we will have difficulty generating revenues.

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

Our success depends on new product development.  The success of new product introductions depends on various factors, including the following:

●	proper new product selection;
●	successful sales and marketing efforts;

●	timely delivery of new products;
●	availability of raw materials; and

●	customer acceptance of new products.

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

We need additional capital and if we do not generate sufficient cash flow and we cannot raise additional capital, we will not be able to fulfill our business plans.

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

As of May 20, 2011, we have $975,279 in outstanding debt.   This debt could have significant consequences to us and our investors, including:

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

We have outstanding indebtedness that may have to be renegotiated or refinanced

As of December 31, 2010, we are in default to certain former owners of Nutritional Specialties, Inc, on an obligation of $822,920, all of which is now reflected as currently due.  In the coming months, Management believes it can remedy these defaults through renegotiation, waivers, pay-down of indebtedness and/or issuance of equity capital.  However, there can be no assurances that we will be able to complete any new financings or reach agreement with these parties.  One of the former owners of Nutritional Specialties, Inc. has demanded payment of the obligation.  We have negotiated a standstill arrangement with another debtor which expired May 16, 2011 (See “Legal Proceedings”) If we are unable to repay the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

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

We do not enter into hedging arrangements for raw materials.  Prices of certain raw materials have fluctuated in recent years which have affected our cost of goods.  To mitigate the impacts of these price fluctuations on our cost of goods, we actively source the production of raw materials and finished goods through different suppliers to stabilize our costs.  If these suppliers are unable or unwilling to meet our requirements, we could suffer shortages or substantial cost increases.  Changing suppliers can require long lead times.  The failure of our suppliers to meet our needs could occur for many reasons, including preferred customers, fires, natural disasters, weather, manufacturing problems, disease, strikes, transportation interruption, government regulation, political instability and terrorism.  In addition, we pass some of these costs onto our customers through intermittent price increases.  If we are not able to continue to effectively negotiate competitive costs with various suppliers or pass along certain price increases to our customers, our margins and operations will be adversely affected.

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

We have several lawsuits pending against us which could negatively affect our business.

At present we have a  number of lawsuits pending against us seeking significant sums of money. If we were to be forced to pay judgments under such suits it would have a negative impact on out operations. See ITEM 3 – Legal Proceedings.

RISKS RELATED TO OUR SECURITIES

The price of our common stock may be volatile, and a shareholders’ investment in our common stock could decline in value or become worthless.

During the years ended December 31, 2010, 2009, 2008, 2007 and 2006, the trading price of our common stock has ranged from $0.15 to $1.60, adjusted for stock splits.  The volatility in our stock price could be caused by a variety of factors, many of which are beyond our control.  These factors include, but are not limited to, the following:

●	operating results that vary from the expectations of management, securities analysts and investors;
●	changes in expectations as to our business, prospects, financial condition, and results of operations, including financial estimates by third-party analysts and investors;

●	announcements by us or our competitors of new product innovations and material developments;
●	the operating and securities price performance of other companies that investors believe are comparable to us;

●	future sales of our equity or equity-related securities;
●	more limited exposure of our equity securities being quoted on the OTCBB to the investing public as compared to other exchanges;

●	changes in general conditions or trends in our industry and in the economy, the financial markets, and the domestic or international political situation;
●	fluctuations in oil and gas prices;

●	additions or departures of key personnel;
●	future sales of our common stock; and

●	regulatory considerations.

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

As of  May 16,  2011, members of our Board of Directors and our management team beneficially own approximately 25% of our common stock.  As a result, our Board and management collectively and effectively control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time.  Without a disparate stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third party to acquire our Company without the consent of the insiders.  This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our other stockholders.

Future classes of preferred stock may be issued with greater rights than our common stock.

As of January 21, 2011, we had outstanding 217.11 shares of Series K Preferred Stock preferred stock outstanding. On April 30th, 2011 we closed an offer to our  Preferred K shareholders to convert their preferred shares into common stock at a negotiated price based upon a formula of 112% of original investment/ $0.10. Of the original 217.77 Preferred K Shares, the investors converted 187.61 Preferred Shares into 52,531,893 shares of our common stock. Our Board is authorized to issue classes or series of shares of our preferred stock without any action on the part of our stockholders, subject to the limitations of the preferred stock already outstanding.  Our Board also has the power, without stockholder approval, to set the terms of any such classes or series of shares of our preferred stock that may be issued, including voting rights, dividend rights, conversion features and preferences over shares of our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms.  The Series K Preferred Stock  have preference over shares of our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, and have as-converted voting rights which dilute the voting power of shares of our common stock.  Moreover, should we issue shares of other series of our preferred stock in the future that have preference over shares of our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue shares of our preferred stock with voting rights that dilute the voting power of shares of our common stock, the rights of our stockholders or the market price of shares of our common stock, and as a result our preferred stock and warrants, could be adversely affected.

In the event of bankruptcy, all creditors’ claims will have priority over the rights of holders of shares.

In the event of bankruptcy, liquidation or winding up, our assets will be available to pay obligations on our preferred stock and common stock only after all of our liabilities has been paid.  In addition, our preferred shares will effectively rank senior to the claims or holders of common shares.  In the event of bankruptcy, liquidation or winding up, there may not be sufficient assets remaining, after paying our and our subsidiaries' liabilities, to pay amounts due on any or all of our preferred stock then outstanding, and holders of our common stock will not have the right to receive any amount of our assets unless and until all amounts due on all our preferred stock have been paid in full.

Shares of our common stock and other securities are considered “penny stocks.”

If the market price per share of our common stock is less than $5.00, the shares may be considered “penny stocks” as defined in the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of these securities.  In addition, “penny stock” rules adopted by the SEC under the Exchange Act subject the sale of these securities to regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in penny stocks.

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

Our stock has recently been delisted from the OTC Bulletin Board.

Due to lateness in filing this Annual Report on Form 10-K for the year ended December 31, 2010 with the SEC, on May 19, 2011 the OTC Bulletin Board ("OTCBB") de-listed our common stock from trading thereon. This delisting could impair the trading market and price for our shares and has caused us to lose our ability to file registration statements with the SEC for future capital raises. It could also negatively affect our ability to conduct operations. Commencing May 19, 2011 our common stock is listed for quotation on the Pink Sheets under the symbol "NLEF.PK". While we will try re-list our shares on the OTCBB, there can be no assurance that will occur. Even if we re-list successfully on the OTCBB, our inability to timely file periodic reports in the future could materially and adversely affect our financial condition and results of operations.

Future sales of common stock by our existing stockholders could adversely affect the stock price of our securities.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur.  These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we may deem appropriate.  We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

ITEM 2 - PROPERTIES

Our principal executive office is located at One Dewolf Rd., Suite 208, Old Tappan NJ.  On March 8, 2010 we entered a lease agreement on 2,690 square feet of space at One Dewolf Road for a three year term commencing April 15, 2010.  The rent expense under this lease was $50,624 for the year ended December 31, 2010. The minimum lease obligation for the three year term of the lease commencing April 15, 2010 is $145,260.
We believe the New Jersey facility will be adequate for our immediate needs however we may need additional space to accommodate our business.

Nutritional Specialties’ principal office and warehouse was located at 1967 North Glassell Street, Orange, California 92865.  Nutritional Specialties leased approximately 10,381 square feet of office and warehouse space. In conjunction with the closing of the Asset Sale, effective October 9, 2009, Nutritional Specialties, Inc. entered into a lease assignment for their existing facility. This lease terminated on June 30, 2010.

ITEM 3 - LEGAL PROCEEDINGS

We may from time to time be a party to lawsuits incidental to our business.  On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damages and costs.  In February 2009, we reached a settlement with Farmatek to pay Farmatek an aggregate of $250,000 over the following twelve months.  We paid $200,000 during 2009 and had a remaining balance of $50,000 at December 31, 2009, accrued  remaining $8,668  in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2010.  Further disputes arose between the parties following the settlement, and Farmatek accepted a payment of $13,826 on January 24, 2011 in full settlement of all outstanding amounts.

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

On December 7, 2009, we received a demand notice for payment for $822,920 (see Footnote 7, Long Term Debt) from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, we offered to settle any claims against us in this matter for cash and restricted common stock.  Our offer lapsed before it was accepted.  We intend to continue to attempt to negotiate a settlement for this debt.  We have accrued for this payment of $822,920 as of December 31, 2010 as a  currently due notes payable On July 7, 2010, the Company was served with a Complaint demanding payment of the remaining balance of a $1,200,000 note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc. As of May 20, 2011, the parties have attended mediation and we are hopeful that this may be amicably resolved.

On March 12, 2010, we were notified that we were named as a defendant in lawsuit in the United States District Court, Eastern District of Texas,  brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier.  Vitro Packaging alleges we owed unpaid accounts payable and is seeking payment of approximately $345,000.  The Company has entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275.06 until after May 16, 2011.

In December 2010, the Company’s Chief Operating Officer, William Sipper, resigned following an alleged incident involving a prospective employee of the Company. The Company has turned the matter over to its insurance carrier. Management believes its insurance is adequate to cover any liability in connection with the claim and takes the position that any acts by Mr. Sipper were done outside the scope of his employment

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

PART  II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until May 19, 2011 our common stock had traded publicly on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol NLEF.  It currently trades in the "Pink Sheets" as set forth below. Prior to October 19, 2009, our ticker symbol was BAYW.  The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. On May 19, 2011 shares of the Company's common stock were de-listed from trading on the OTCBB. This followed upon the Company's failure to file the within Annual Report on Form 10-K on a timely basis. The Company intends to seek re-listing of its common stock on the OTCBB after the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

Year Ended December 31, 2010	High	Low

March 31, 2010	$0.69	$0.10
June 30, 2010	$0.48	$0.01
September 30, 2010	$0.38	$0.01
December 31, 2010	$0.26	$0.00

Year Ended December 31, 2009	High	Low

March 31, 2009	$0.88	$0.26
June 30, 2009	$0.53	$0.25
September 30, 2009	$0.83	$0.37
December 31, 2009	$0.80	$0.50

Holders of Record

We had approximately 375 holders of record of our common stock as of December 31, 2010.

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

During 2009, all preferred stock dividends accrued to 8/31/2009 were converted into common stock as of that date. See Stockholders Equity Note 8 to Consolidated Financial Statements.

Securities Authorized For Issuance Under Equity Compensation Plans

This information is incorporated by reference to Item 12 of this annual report.

Recent Sales of Unregistered Securities

On January 28, 2010, we agreed with certain vendors and converted their trade payable in the amount of $85,000 into 170,000 shares of our common stock.

On February 22, 2010, we closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the private placement, we sold an aggregate of 1,988,889 (1,222,219 shares was issued in 2009) shares of our common stock, plus warrants to purchase 1,057,727 (649,999 warrants was issued in 2009) shares of our common stock at an exercise price of $0.55 per share, subject to adjustment.  Gross proceeds from the private placement were approximately $895,000 ($550,000 was received in 2009).

In February 2010, we issued a side letter to investors in the private placements which had closed in December 2009 and February 2010 effectively amending the terms of the private placements to grant a price protection clause through April 30, 2010.  The price protection clause required us to issue additional common stock and warrants to these investors, based upon a formula contained in the side letter, in the event that common stock was issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.

The commencement of the private placement in April 6, 2010 triggered the price protection clause contained in the side letter which we issued to certain investors on February 16, 2010.  Accordingly, we issued such investors 568,253 shares of common stock and warrants to purchase 1,499,410 shares of common stock at an exercise price of $0.45 per share.  The warrants are fully vested, with a five year term and provide their holders with certain anti-dilution and cashless exercise provisions.

On February 22, 2010, we agreed to issue for services rendered (fair value  of  $1,106,225), 3,000,000 shares of common stock, which consist of 2,557,500 shares issued on February 24, 2010 and the remaining 422,500 shares were to be issued on May 22, 2010. Prior to issuance of the remaining shares on May 22, 2010 the contract was rescinded.

In January and  February 2010, we agreed with certain vendors to convert their trade payables in the amount of $78,781 into 270,923 shares of our common stock. Also on February 24, 2010, we agreed to issue for services rendered (fair value of $54,830), a warrant for 150,000 shares of our common stock with a exercise price of $0.49 per share and an expiration date of March 2015.

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

The commencement of the October 8, 2010 promissory note issuance triggered the price protection clause contained in the side letter which we issued to certain investors on August 26, 2010. Accordingly we issued such investors 728,586 shares of common stock.

In April 2010, the holders of $212,500 of notes agreed to convert the outstanding note balance into 531,250 shares of common stock in exchange for us agreeing to pay all unpaid interest which had accrued on the notes.

In May 2010, we issued 360,000 shares of common stock to the holders of $1,500,000 of notes in exchange for extending the maturity date to June 2010. In June 2010, we issued 4,500,000 shares of common stock to the same holders in exchange for further extending the maturity date to September 2010. In August 2010, the holders agreed to extend the term of these notes to December 24, 2010.  In October 2010, the holders agreed to extend the maturity date to January 12, 2011. On January 21, 2011 theses notes were converted into 60 shares of our Preferred Series K shares and Series Y warrants to purchase 5.000,000 shares of common stock at a strike price of $0.15.

Commencing in Septermber 2010, we consummated a private placement of promissory notes with a face value of $1,782,955  and detachable warrants to purchase 2,139,546  shares of common stock to accredited investors, excluding related parties which are described later in Note 6, pursuant to a private placement memorandum.  The promissory notes were issued at an original issuance discount of $213,955 , do not have a stated interest rate and mature on the three month anniversary of their issuance date in December 2010 or January 2011. In addition, the notes are automatically convertible upon the consummation of a qualified offering, as defined, into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold.  The warrants are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term.  The warrants also provide its holders with certain anti-dilution and cashless exercise provisions. The terms of the offering also provide investors with a reset feature which gives them the right, for as long as the notes are outstanding, to exchange the promissory notes for securities issued in a subsequent offering in the event that the Company enters into any subsequent transaction other than the qualified offering, as defined, on terms more favorable than those governing the current offering.

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

On January, 12, 2011 our noteholders agreed to extend the maturity date of such notes to January 17, 2011.

On January 14, 2011 the Company received consent from all its September OID noteholders to:

1.	Lower the amount of a “Qualified Offering” to $1,200,000.”
2.	Extend the “Maturity Date” to “January 21, 2011.”
3.	Waive the full ratchet anti-dilution protection on their Warrant

On January 21, 2011,  the Company completed a unit offering of  an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and  three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to 11 accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an  aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are 5 year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement that the Company is obliged to file (see below) and are exercisable to purchase an aggregate of 4,049,999 shares of common stock.   The Series Z Warrants are five year warrants whose effectiveness is conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable as further described below.  The offering was made under Rule 506 under the Securities Act of 1933, as amended, and was made exclusively to “accredited investors”. As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into the Company’s Series K Preferred Stock. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,081,176, were automatically converted into 83.16 shares of the Company’s Series K Preferred Stock and were issued X,Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

Additionally, in conjunction with the closing of the Preferred K Offering on January 21, 2011:

1.	Lorraine DiPaolo agreed to convert her $1,500,000 in secured debt into 60 Series Preferred shares plus 5,000,000 Series Y common stock Warrants.
2.	O. Lee Tawes agreed to convert his $500,000 in unsecured debt into 20 Series K Preferred Shares plus 1,666,667 Series Y common stock Warrants
3.	Eric Skae agreed to convert his $50,000 in unsecured debt into 2 Series K Preferred Shares plus 166,667 of Series Y common stock Warrants
4.
Eric Skae agreed to amend his current Earn Out Agreement, by waiving the earn-out of $325,000 earned in 2010 and extending the earn-out for through 2012. to waive certain sums due him and extend the term of the earn-out.

On February 8 2010, we agreed to issue for investor relation services rendered 1,000,000 common shares.The initial aggregate value of these shares were valued at the closing market price on February 8, 2011 of $0.14 per share.

On April 29, 2011:

received majority consent to:

Amend the Certificate of Designation for the Company’s Series K Preferred Stock (the “Certificate of Designation”)

●	to eliminate the full ratchet anti-dilution provision contained in Section 6(a)(ii) thereof, “Subsequent Equity Sales,”
●
to add a clause to paragraph (f) of Section 9 thereof permitting an asset-based credit line or factoring agreement pursuant to which the Company may obtain loans in an amount of up to $1.5 million, under certain conditions; and

Amend the Registration Rights Agreement, dated as of January 21, 2011, between the Cormpany and each of the parties thereto to eliminate Section 2(b)  to remove the liquidated damages provisions from the agreement.

On April 29, 2011, we closed a private placement of common stock with certain accredited investors. We agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 6,866,667 shares of our common stock.  Gross proceeds from the private placement were approximately $515,000.

Also on April 29, 2011, we closed an offer to existing Series K Preferred  stockholders to convert their Series K Preferred shares into common stock at a lowered price based upon a formula of 112% of original investment/ $0.10. Of the original 217.77 Series K Preferred  Shares, investors owning 187.61 Series K Preferred Shares converted them into 52,531,893 shares of common stock.

Also on April 29, 2011, we closed an offer to existing X, Y and Z Warrant holders to exercise their warrants into common stock at a reduced price of 07.5 per share. 6,666,665 X, Y and Z Warrants were exercised in the process and one warrant holder also voluntarily  surrendered 6,400,000 Warrants on the same date.

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

Inventories

Inventories consist primarily of raw material and finished product and are recorded at the lower of cost or market on an average cost basis. Raw material includes: material, packaging and labeling materials. We do not process raw materials, but rather have third-party suppliers formulate ‘copack’ and package finished goods.

We analyze inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable. Our estimate of a fair market value is inherently subjective and actual results could vary from our estimate, thereby requiring future adjustments to inventories and results of operations.

Other intangibles

 We evaluate intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of  Goodwill and Other Topic of the Codification (ASC Topic 350-30), which requires that other intangible assets be tested for impairment using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the amortizing intangible with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s amortizing intangible is not considered to be impaired and the second step is unnecessary.

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

Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that are likely to change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the traded market price of our common stock.  Since derivative financial instruments are initially and subsequently carried at fair value, the statement of operations reflects the volatility in these estimates and assumption changes.

Stock-Based Compensation

Under the Compensation Topic of the Codification, of ASC Topic 718-10 ("ASC 718"), we are required to measure the cost of employee services received in exchange for all equity awards granted. Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period on a straight-line basis. We granted stock options and issued restricted stock in the years ended December 31, 2010 and 2009.

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

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update 2010-6, Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements (“Update 2010-6”) which includes amendments to Subtopic 820-10, Fair Value Measurement and Disclosures — Overall of the FASB ASC. Update 2010-6 provides amendments to require new disclosures on the fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-6 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

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

RESULTS OF OPERATIONS

The following table sets forth our statement of results of operation data as a percentage of net sales from continuing operations for the quarter ended and years indicated:

	For the quarter ended,		For the year ended,
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
Continuing Operations
Net sales	$586,033	$541,564	$4,257,361	$3,457,168
Cost of sales	434,087	396,207	2,848,348	2,700,726
Gross profit	151,946	145,537	1,409,013	756,442
Operating expenses	1,950,686	1,956,397	9,251,795	5,974,934
(Loss) from continuing operations	(1,798,740)	(1,811,040)	(7,842,782)	(5,218,492)
Other income and (expenses), net	(273,984)	5,615,279	(1,233,459)	(3,560,151)
Income (loss) before income taxes	(2,072,724)	3,804,239	(9,076,241)	(8,778,643)
Income tax provision	-	-	-	-
Net income (loss) from continuing operations	$(2,072,724)	$3,804,239	$(9,076,241)	$(8,778,643)

Net sales for the fourth quarter ended December 31, 2010 were $586,033 compared to net sales of $541,564, for the comparable quarter ended December 31, 2009. Our gross profit margin for the fourth quarter ended December 31, 2010 was 26%, compared to 27% for the same period last year.

Net sales for the year ended December 31, 2010 increased by $800,193 from $3,457,168 to $4,257,361 a 23% increase. We believe that this increase reflected our early success in developing a new product line and expanding our distribution base. Ongoing capital needs minimized our ability to continue this expansion in third and fourth quarters. Our gross profit for the year ended December 31, 2010 improved from 22% to 33% of sales, reflecting the increased efficiencies of larger production batches.

Operating expenses for the fourth quarter ended December 31, 2010 and 2009 were $1,950,686 and $1,956,397, respectively. Operating expenses for the year ended December 31, 2010 and 2009 were $9,251,795 and $5,974,934 respectively. The increase in operating expense for the year is primarily due to increased expenses for Shipping and Handling of $214,000 and Marketing of $2,000,007 associated with the increased sales force and promotion of the ready-to-drink beverage business, an increase in General and Administrative Expenses of $610,088 and Options and Stock Compensation Expense of  $415,000  for services and increase of  $38,000 in depreciation and amortization from the full year of amortization from the acquisition of New Leaf Brand value.

Discontinued operations for the period ended December 31, 2009  relate to our asset purchase agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation (the “Asset Sale”) to sell substantially all the rights and assets of our subsidiary, Nutritional Specialties, Inc. including the Lifetime ® and Baywood brands of products.

The discontinued operations business loss was $1,918,939 which included an impairment of goodwill charge of $3,250,000 for the period January to October 9, 2009, the date of sale; and for the year ended December 31, 2009 the discontinued operations business income was $982,386.

Other income (expense) for the years ended December 31, 2010 and 2009 was $(1,233,459) and $(3,560,151), respectively, and was primarily related to debt financing costs, loss on extinguishment of accounts payable, long term debt and interest expense. In the year ended December 31, 2010, interest expense decreased as a result of 2009 restructuring offset by additional debt issuance, principally through the 2009 and 2010 bridge financings, at rates of interest between 3% -18% plus warrants to purchase shares of our common stock at exercise prices between $0.40 to $0.85 per share. Our interest expense was incurred from interest on notes payable to officers, directors, banks and third parties. In August 2009, we initiated a restructuring of our balance sheet by converting our preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock.   The result was the acceleration of the amortization of debt acquisition cost by $74,951 and the increase in derivatives cost of $106,000. Other income (expense) for the quarter ended December 31, 2010 and 2009 was $(273,984) and $5,615,279, respectively, and was primarily related to the fair value of restructuring of $2,045,000, the recovery of change in derivative payable of $2,129,500, and reduction of debt financing costs.

There is no income tax benefit recorded because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $ 665,051 in current assets of which $ 161,857, or 24%, was cash and receivables.  On average, our receivables are collected in about 30 days.  Total current liabilities at December 31, 2010 totaled $ 8,888,279, of which $3,120,424, or 35%, represented trade and operating payables.  At December 31, 2010, we had a net working capital deficiency of $8,223,228.  Our need for cash during the year ended December 31, 2010 was primarily funded through the issuance of debt totaling approximately $2,169,000; and the issuance of additional stock of $ 982,500.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes.

We believe that our needs for capital over the next 12 to 24 months could be minimized if we are able to increase our sales via the introduction of new products, support our inventory needs and promote our products in the marketplace.  Since our existing operations are capable of absorbing growth without any significant operational expense, any increases in sales will allow us to lessen our needs for long-term capital.  However, we intend to aggressively expand our distribution channel more rapidly than in the past and implement more aggressive advertising programs. These programs require further significant investments of capital. The amount and nature of how we would raise any necessary funds cannot be determined at this time.  It is possible we may not be able to find capital on acceptable terms.

The following table shows the future amortization of debt owed through the end of fiscal year 2013:

Year	Amount
2011	4,898,968
2012	17,567
2013	17,337

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2010: (in thousands)

	Payments Due by Period
	Total	Due in 2011	Due in 2012	Due in 2013	Thereafter
Operating lease obligations(1)	$110	$48	$49	$13	$
Capital lease obligation(2)	49	24	18	4		3
Notes payable(3)	4,885	4,885	—	—		—

Total contractual obligations	$5,044	$4,957	$67	$17		$3

(1)
We have entered into various non-cancelable operating lease agreements for our offices with original lease periods up to five years, expiring 2016. See Note 19—“Commitments” in the Notes to the consolidated financial statements for additional information.

(2)	We are obligated to make payments under equipment leases

(3)	We are obligated to make payments under short term notes, notes payable to related parties and long term debt obligations

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

Balance Sheet Restructuring in 2009

During the third quarter ending September 30, 2009, we initiated a restructuring of our balance sheet by converting our preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock.  Our restructuring continued through the fourth quarter of 2009.  Our goal in the restructuring was to eliminate as much debt as possible, eliminate features in our debt and equity instruments that were or might become dilutive to our Company, cure existing defaults in our debt and equity instruments and prevent future defaults.  Additionally, we believed at the time we initiated the restructuring that we would not be able to meet our obligations under our debt securities.  Finally, we believe a restructured balance sheet will allow us to raise capital for our Company on more favorable terms.

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

During the three months ended March 31, 2009, a preferred shareholder converted 23,558 Series H Preferred shares into 58,895 common shares and was issued an additional 1,071 common shares as payment of the Series H dividend of $942.  During the three month period ended March 31, 2009, we issued 75,000 common shares as payment of services rendered.  Such shares were recorded at fair value on the grant date of $1.00 per share.

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

Financings in 2010 through May 20, 2011

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

On June 29, 2010, we closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the private placement, we agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 1,821,414 shares of our common stock, par value $0.001 per share at $0.35 per share  plus warrants to purchase 1,821,414 shares of our common stock at an exercise price of $0.45 per share, subject to adjustment. No additional portion of the purchase price was allocated to the warrants.  Gross proceeds from the private placement were approximately $637,500.

 On September 21 and 22, 2010, we completed a unit offering of $1,652,273 of its bridge notes and warrants to accredited investors. The bridge notes were sold at an Original Issue Discount of 12%, and have a 90 day maturity. (“Notes,”), Each Unit sold consisted of $1,000 principal amount of 12% Notes and warrants to purchase 1,200 shares of common stock at $0.25 per share. We sold 1,982,727 warrants to the accredited investors in conjunction with this offering. On October 12, 2010, we completed a unit offering of  an aggregate of $2,010,227 (including the $1,652,273 reported above) of our bridge notes and warrants to accredited investors. The bridge notes were sold at an Original Issue Discount of 12%, and have a 90 day maturity (“Notes,”). Each Unit sold consisted of $1,000 principal amount of 12% Notes and warrants to purchase 1,200 shares of common stock at $0.25 per share. We sold 2,085,000 warrants to the accredited investors in conjunction with this offering. Hudson Securities, Inc acted as placement agent on the offering and received $88,920 in cash and 266,760 warrants.

On January 21, 2011, we completed a unit offering of an aggregate of $1,215,000 of our Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to 11 accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an  aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are 5 year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement that the Company is obliged to file (see below) and are exercisable to purchase an aggregate of 4,049,999 shares of common stock.   The Series Z Warrants are five year warrants whose effectiveness is conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that we file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable as further described below.  The offering was made under Rule 506 under the Securities Act of 1933, as amended, and was made exclusively to “accredited investors”. As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into the Company’s Series K Preferred Stock. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,081,176, were automatically converted into 83.16 shares of the Company’s Series K Preferred Stock and were issued X, Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants). The Warrants are represented by warrant certificates and are exercisable at $.15 per share. They are exercisable in whole or in part and the Series X and Z (but not Y) warrants  may be exercised on a cashless basis.  Hudson Securities, Inc. acted as exclusive placement agent for the offering and received $72,435 in cash fees and warrants to purchase common stock which have terms similar to the Series X warrants.

In connection with the transaction, we entered into a Securities Purchase Agreement, dated January 20, 2011, with 11 investors (“SPA”).  In addition to providing for the purchase of the Series K Preferred Stock and warrants by such investors as above, the SPA also provided for the Company to amend  its earn-out arrangement with Eric Skae, its Chief Executive Officer, as set forth in a certain Amendment to Asset Purchase Agreement; placed certain restrictions on us in connection with additional equity offerings by it for a period of 12 months; caused each executive officer and director to enter into a “lock-up” agreement valid until 90 days after the effectiveness of one or more registration statements to be filed to be filed pursuant to the Registration Rights Agreement described below; and caused the conversion to equity of certain of our outstanding debt

We also entered into a Registration Rights Agreement, dated January 20, 2011 with each unit subscriber pursuant to which we agreed, at our expense, to file and gain effectiveness for one or more registration statements covering the Company common stock issuable pursuant to exercise of the Warrants and conversion of the Series K Preferred Stock.  We also agreed to file such registration statement within 60 days of the closing of the offering and to obtain its effectiveness within 90 days of such closing (or 120 days if such registration statement is subject to full Securities and Exchange Commission  review), failing which monetary penalties are imposed. The registration statement(s) is (are) to be maintained effective until all securities registered for sale thereunder have been sold. The penalty provisions were waived in April 2011.

We also filed a Certificate of Designation of our Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock, par value $.001 per share. The Series K Preferred Stock ranks senior to the common stock, carries a 10% cumulative rate of interest, has a liquidation preference and is convertible into shares of our common stock at $.15 per share, subject to adjustment and anti-dilution protection. The Series K Stock is callable and redeemable by us under certain circumstances. The Series K Stock may be converted by the Company into shares of its common stock if the market price of the common stock is at least 300% of the conversion price for a period of 30 days and at least 200,000 shares have traded each day during such 30 day period. The Series K Preferred Stock has voting rights, voting with the Company’s common stock on an assumed-converted basis. The Certificate of Designation contains additional restrictions on our operations, including a restriction prohibiting the payment of any dividends on the Company’s common stock without the affirmative consent of the holders of the Stock. The Certificate of Designation was authorized to be amended as set forth in Item 5 – “Recent Sales of Securities”

On April 29th, 2011 the Company:

The Company received majority consent to:

Amend the Certificate of Designation the Corporation for the Series K Preferred Stock (the “Certificate of Designation”)

●	to eliminate the full ratchet anti-dilution provision contained in Section 6(a)(ii), “Subsequent Equity Sales,”
●
to add to paragraph (f) of Section 9, “Protective Provisions,” to expand the definition of “Permitted Indebtedness” to include an asset-based credit line or factoring agreement pursuant to which the Company may obtain loans in an amount of up to $1.5 million; and

Amend the Registration Rights Agreement, dated as of January 21, 2011, between the Corporation and each of the several purchasers signatory thereto be, and hereby is, amended to eliminate Section 2(b) thereof in its entirety in order to remove the liquidated damages provisions from the agreement; and

The Company closed a private placement of common stock with certain accredited investors. The Company agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 6,866,667 shares of our common stock.  Gross proceeds from the private placement were approximately $515,000.

The Company closed an Offer to existing Preferred K shareholders to convert their preferred shares into common stock at a  negotiated price based upon a formula of 112% of original investment/ $0.10. Of the original 217.77 Preferred K Shares, the investors converted 187.61 Preferred Shares into 52,531,893 shares of common stock. The intrinsic value of the change in the conversion price of the preferred series K shares to common is $1,701,000. The intrinsic value of this exercise price in relationship to market value was $156,000.

The Company closed an Offer to existing X Y and Z warrant holders to exercise their warrants into common stock at $0.075 per share. 6,666,665 X Y and Z warrants were converted in the process and  a warrant holder also surrendered 6,400,000 on the same day.

The Company closed a private placement of common stock with certain accredited investors. The Company agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 1,988,889 shares of our common stock.  Gross proceeds from the private placement were approximately $895,000, of which $345,000 was received in January and February 2011.

GOING CONCERN

Our consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the consolidated financial statements included in this annual report, we had a working capital deficiency of $8,223,228 at December 31, 2010.  We have had material operating losses and have not yet created positive cash flows.  These factors raise substantial doubt about our ability to continue as a going concern.  We cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Information Furnished

The accompanying consolidated financial statements have been prepared in accordance with Form 10-K instructions for a smaller reporting company and in the opinion of management contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2010 and 2009, the results of operations and cash flows for the years ended December 31, 2010 and 2009.  These results have been determined on the basis of U.S. generally accepted accounting principles and practices applied consistently.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 15, 2011, we dismissed our principal independent accountant  Mayer, Hoffman, McCann P.C.(“MHM”). Our Board of Directors approved the decision to dismiss MHM.

Except as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which stated that “[t]he accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, was not in compliance with certain financial covenants related to debt agreements, and has a significant amount of debt maturing in 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.,” the report of MHM on the Company’s financial statements for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of our financial statements for the fiscal year ended December 31, 2009, and in the subsequent interim periods through April 15, 2011, there were no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of MHM, would have caused MHM to make reference to the subject matter of the disagreement in connection with its report.

Effective April 18, 2011, we engaged EisnerAmper LLP (“EISNER”) to act as our independent registered public accounting firm.  Our Board of Directors  approved the decision to engage EISNER.

During the fiscal years ended December 31, 2009 and 2008 and during all subsequent interim periods through April 15, 2011, except for a discussion with EISNER regarding the misapplication of EITF 07-5 as it related to previously issued interim financial statements for the first and second quarters of 2010 that were identified by MHM during the performance of their reviews and determined by management to be immaterial, we did not consult EISNER regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to us that EISNER concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) with its former accountants, MHM.

ITEM 9A - CONTROLS AND PROCEDURES

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 management is required to provide information on our internal control over financial reporting including that the Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and the Company’s management has evaluated the system of internal control using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, framework for its evaluation. The COSO control framework is recognized by the United States Securities and Exchange Commission (SEC).

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of December 31, 2010 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to  allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the year ended December 31, 2010 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles. Management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties. Based on our review of our accounting controls and procedures, we believe these control deficiencies resulted primarily because we have one person performing all accounting-related duties.  As a result, we did not maintain adequate segregation of duties which results in material weaknesses related to the preparation of financial statements and other documents required to be filed with the SEC and identifying accounting for material loss contingencies. Within our critical financial reporting applications, management believes these are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the year ended December 31, 2010, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the year ended December 31, 2010.  These reviews and procedures were undertaken in order to confirm that our financial statements for the year ended December 31, 2010 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above.  Steps taken by management include the relocation of accounting activities to our new facility in New Jersey, completion of the new ERP system started in 2009 and separating the roles of Chief Operating Officer from Chief Financial Officer.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weaknesses described above. Our management will test and evaluate additional controls to be implemented in 2011 to assess whether they will enhance the operating effectiveness of our internal control environment.  However we continue to have only one person who performs our accounting and reporting functions.

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

Changes in Internal Control Over Financial Reporting

Other than the changes described in the above section, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above.  During 2011, we intend to undertake actions to remediate the material weaknesses identified, including implementation of a new recordkeeping system, hiring additional staff to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We intend to continue to remediate material weaknesses and enhance our internal controls, but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

ITEM 9B - OTHER INFORMATION

None.

PART  III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who were our directors and executive officers as of December 31, 2010.

Name	Age	Position(s) or Office(s) Held

Eric Skae (1)	47	Chairman of the Board, President, and Chief Executive Officer
O. Lee Tawes, III	62	Director
David Tsiang	48	Chief Financial Officer
Neil Russell (2)	63	Director
Scott Ricketts	61	Director
_____________________
1             Mr. Skae joined our Company on September 8, 2008.  On January 8, 2009, Mr. Skae was appointed President and Chief Operating Officer of our Company.  On March 4, 2009, Mr. Skae was appointed Chief Executive Officer of our Company. Mr. Skae has served as our director since September 28, 2008 and was appointed Chairman of the Board on March 4, 2009.

2.           Mr. Russell  resigned as a director on February 11, 2011.

The following is a summary of the business experience of our directors and officers:

ERIC SKAE joined our Company on September 8, 2008. On January 8, 2009, Mr. Skae was appointed President and Chief Operating Officer of our Company.  On March 4, 2009, Mr. Skae was appointed Chief Executive Officer of our Company. Mr. Skae has served as our director since September 28, 2008 and was appointed Chairman of the Board on March 4, 2009. Prior to joining our Company, Mr. Skae founded Skae Beverage International, LLC as Midnight Sun Brands, LLC in October 2002.  He has spent the past fifteen years in the beverage industry working in senior-level sales, marketing and distribution roles.  From 1999 to 2002, Mr. Skae worked as President and General Manager of Fresh Solutions, Inc., a Division of Saratoga Beverage Group.  While there he was responsible for a $25 million distribution business as well as advising the CEO on the company’s sale to North Castle Partners.  He also was responsible for rolling out the Naked Juice brand.  From 1997 to 1999, Mr. Skae was Director of Sales at Fresh Samantha Inc. where he managed 7 distribution centers, was responsible for 70% of company’s sales and assisted the company grow from $5 million in total sales to $45 million in 2 ½ years.  Prior to that from 1996 to 1997, he was Vice-President of National Accounts at Hansen Beverage Company where he secured and managed National Accounts such as Seven Eleven, Walgreens, Circle K, Publix, Giant Foods, Mobil, Chevron, Texaco and Quik Trip.  He also managed all Canadian business.  From 1993 to 1996, Mr. Skae was a Regional Manager at Arizona Beverages where he managed the Mid-Atlantic region from $2 million to $10 million in sales in 2 years.  Mr. Skae graduated from Northwood University with a Bachelors degree in Business Administration.

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

DAVID TSIANG was appointed our Chief Financial Officer on January 7, 2010.  Mr. Tsiang also served as a director from June 14, 2007 until March 4, 2010.  Priorto becoming Chief Financial Officer Mr Tsiang was  the Managing Director of Investment Banking at Northeast Securities, Inc. until December 31, 2009. Prior to joining Northeast Securities, Inc., in December 2001, he served as Vice President of corporate planning at the investment bank C.E. Unterberg,Towbin from November 1999 to October 2001, and Vice President/Senior Analyst with the financial services firm Ernst & Company from March 1991 to March 1998.  Prior to working at Ernst & Company, Mr. Tsiang served in various capacities in commercial banking with the Barclays Bank of NY, The CIT Group and Howard Savings Bank (First Union Bank).  Mr. Tsiang is a graduate of Ramapo College of New Jersey and is NASD Series 7 and 63 qualified.

NEIL RUSSELL was a director from June 14, 2007 until February 21, 2011.  He is President of Site 85 Productions, a company formed in 2000 that is engaged in the creation and acquisition of intellectual property rights for exploitation across a broad spectrum of entertainment media, including motion pictures, television, video games and publishing.  Mr. Russell is a former motion picture and television distribution executive with Paramount Pictures, Columbia and MGM/UA, where he handled pictures like “The Godfather,” “Chinatown,” “Death Wish,” “Three Days of the Condor” and the James Bond films.  He was also founder and President of Carolco Television Productions (CTP) which produced high-profile television motion pictures for domestic and international exploitation.  In 1991, CTP was acquired by Multimedia Entertainment, producers of Phil Donahue and Sally Jesse Raphael, and renamed Multimedia Motion Pictures with Mr. Russell remaining as President.  He also authored the book, “Can I Still Kiss You?: Answering Your Children’s Questions about Cancer,” which grew out of his own two successful battles with the disease.  A graduate of Parsons College, Mr. Russell is a member of the Naval War College Foundation and a former board member of the Institute for Foreign Policy Analysis.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Due to administrative oversight, during the last calendar year, the following officers and directors are late in filing the following reports:  Eric Skae is late in filing 2 Forms 4, David Tsiang is late in filing 1 Form 4. Mr. Tawes is late in filing 4 Forms 4 . Messrs. Skae and Tawes are late in filing Forms 5 for the year.

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended December 31 2010, our Board held 9 meetings and took actions by written consent on 9 occasions.  None of our directors attended less than 75% of our board meetings.

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

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

Each member of our Board participates in the consideration of director nominees.  Stockholders may submit the names and five year backgrounds for the Board’s consideration in its selection of nominees for directors in writing to our secretary at our address set forth elsewhere in this prospectus.  Currently, our share ownership is relatively concentrated in our directors and officers and related parties; as such, it is improbable that any Board nominee found to be unqualified or unacceptable by these majority stockholders could be selected as a member of the Board.  Accordingly, there is no nominating committee and we do not rely on pre-approval policies and procedures for our nomination process.  We intend to implement the necessary formation of a nominating committee and will establish proper policies and procedures upon such time as our share ownership is more diversified.

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

Our directors annually review all director performance over the prior year and make recommendations to the Board of Directors for future nominations. Stockholders wishing to nominate individuals to serve as directors may submit such nominations, along with a nominee's curriculum vitae, to our Board of Directors at New Leaf Brands, Inc., One DeWolf Rd., Old Tappan NJ 07675, and the Board of Directors will consider such nominee.  There is no assurance that a director candidate suggested by a stockholder will be placed on the ballot at our annual meeting of stockholders.

CODE OF ETHICS

On June 29, 2007, we adopted a Code of Ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officers and principal accounting officers.

ITEM 11 - EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth all compensation for the last two completed fiscal years awarded to, earned by, or paid to our current and former Principal Executive Officers and two most highly compensated executive officers, referred to herein as the "Named Executive Officers."  No other executive officer compensation exceeded $100,000 during the last completed fiscal year.

Summary Compensation Table for the Fiscal Years Ended December 31, 2010 and 2009

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $(1)	All Other Compensation $	Nonqualified Deferred Compensation Earnings $	Total $
(a)	(b)	(c)	(d)	(e)	(i)	(h)	(j)

Eric Skae (2) Principal Executive Officer, President	2010	159,023	-	-	8,400	50,000	217,423
	2009	169,787	-	-	8,400	50,000	228,187

Neil Reithinger (3) Former Principal Executive Officer, Former Chief Operating Officer, FormerChief Financial Officer, Former Secretary	2009	161,287	-	-	-	-	161,287

David Tsiang, Chief Financial Officer, Secretary and Treasurer	2010	129,500	-	192,777	-	-	322,277

William Sipper, Former Chief Operating Officer	2010	155,087	-	173,599	7,500	-	343,686

1	Dollar amounts are recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ACS Topic 718.
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

Neil Reithinger

Effective July 11, 2007, we entered into an employment agreement with Mr. Reithinger pursuant to which Mr. Reithinger agreed to serve as our President and Chief Executive Officer for a five-year term, with annual compensation of $150,000, subject to an annual increase of 5% upon meeting performance standards reasonably established by the board, or otherwise based on performance as reasonably determined by the board, together with (i) an annual bonus to be determined by the board or otherwise based on performance as reasonably determined by the board, (ii) a matching 401(k) Plan contribution of up to 6% of his salary per year, and (iii) a stock option to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share, exercisable for a ten-year term.  On March 4, 2009, Mr. Reithinger was appointed Chief Operating Officer and Chief Financial Officer.  On January 7, 2010, Mr. Reithinger resigned as our Chief Operating Officer and Chief Financial Officer.  Mr. Reithinger also resigned as a member of our board of directors.  Pursuant to his employment agreement with the Company, Mr. Reithinger remained with the Company for 90 days in a non-executive employment capacity to assist will all matters necessary.

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

Pursuant to the First Amendment, Mr. Reithinger’s option to purchase 300,000 shares of our common stock, issued on September 28, 2008, became immediately vested on the effective date of the First Amendment.  In the event Mr. Reithinger’s employment is terminated by either party, his outstanding options will remain exercisable until the earlier of 10 years from the grant date of each option or 5 years from the date of termination of his employment.  The terms of the First Amendment supersede any and all post-termination exercise requirements shorter than 5 years as set forth in our 2008 Stock Option and Incentive Plan.  Pursuant to the First Amendment, the exercise price of Mr. Reithinger’s outstanding options will be reduced to $0.65 per share.  Further, upon termination of Mr. Reithinger’s employment by either party, the non-compete and confidentiality covenants set forth in the Agreement will immediately expire.  Pursuant to the First Amendment, both our Company and Mr. Reithinger provided customary releases of claims against the other. Mr. Reithinger resigned from the Company on January 7th, 2010 and the Company’s obligations to him under the First Amendment run through August 31, 2011, although his options are exercisable through 2015.

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

The following table shows grants of options outstanding on December 31, 2010, the last day of our fiscal year, to each of the Named Executive Officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End December 31, 2010 Table

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date
(a)	(b)	(c)	(e)	(f)

Eric Skae	150,000	100,000	$0.90	September 9, 2018

David Tsiang	70,000	280,000-	$0.63	January 7, 2020

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of our common stock as of May 16,2011, 2010, by each person known by us to (i) beneficially own more than 5% of our common stock and by each of our (ii) directors, (iii) named executive officers at the end of our most recently completed fiscal year as defined in Regulation S-K, Item 402(m)(2) and (iv) all directors and executive officers as a group. Except as otherwise indicated, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their shares beneficially owned, except to the extent that authority is shared by spouses under applicable law.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common	Eric Skae (3)	8,565,714	5.96%

Common	David Tsiang (4)	954,851	0.66%

Common	O. Lee Tawes, III (5)	27,801,693	18.74%

Common	Scott Ricketts (6)	393,087	0.27%

Common	Neil Russell (6)	171,351	0.23%

Common	Yogesh Pandey (7)	28,087,967	18.12%

Common	Lorraine DiPaolo (8)	29,023,6394	19.86%

Common	Carpe Diem Capital Mgmt., LLC (2)	9,813,333	6.85%

All executive officers and directors as a group (4 persons, excludes Neil Russell)		37,722,488	25.63%

(1)   Unless otherwise indicated, the mailing address for each party listed is c/o New Leaf Brands, Inc., One Dewolf Drive, Old Tappan NJ 07675.

(2)   Based on  143,229,126 shares of common stock issued and outstanding as of May 16, 2011.

(3)   Mr. Skae owns an option to purchase 250,000 shares of common stock with an exercise price of $0.90 per share.  As of December 31, 2010, the option is vested with regard to 150,000 shares of common stock.  He also owns warrants to purchase 166,667 shares of common stock at an exercise strike price of $0.15. Mr. Skae, directly and through Skae Beverage International, Inc. beneficially owns a total of 8,149,047 shares of common stock, .

 (4)   Mr. Tsiang beneficially owns 272,896 shares of common stock, warrants to purchase 12,500 shares of common stock at an original exercise price of $0.40 per share, an option to purchase 350,000 shares of common stock at an exercise price of $0.63  warrants to purchase 155,000 shares of common stock at an original exercise price of $0.80 per share and now $0.25, warrants to purchase 25,884 shares of common stock at an original exercise price of $0.85 per share and now $0.25 per share, warrants to purchase 110,000 shares of common stock at $0.25 per share, a warrant to purchase 11,818 shares of commons stock at $0.25 and warrants to purchase 16,753 shares of common stock at $0.25 per share

 (5)   Mr. Tawes beneficially owns 22,715,044 shares of common stock, an option to purchase 10,000 shares of common stock at an exercise price of $1.60 per share, and a warrant to purchase 272,727 shares of common stock at an exercise price of $0.25 per share and warrants to purchase 4,803.922 shares of common stock at an exercise price of $0.15 per share

(6)   Mr. Ricketts beneficially owns 363,087 shares of common stock and a option to purchase 30,000 shares of common stock at an exercise price of $0.74 per share. As of February 11, 2011, Mr. Russell beneficially owned 96,351 shares of common stock, an option to purchase 12,500 shares of common stock at an exercise price of $1.00 per share and an option to purchase 62,500 shares of common stock at an exercise price of $0.79 per share.

(7)   Mr. Pandey beneficially owns 16,323,262 shares of common stock and warrants to purchase 11,764,705 shares of common stock at an exercise price of $0.15 per share.

(8)  Ms. DiPaolo beneficially owns 26,161,162 shares of common stock, a warrant to purchase 340,909 shares of common stock at an exercise price of $0.74 per share, and warrants to purchase 2,521,568 shares of common stock at an exercise price of $0.15 per share
.
(9)  Carpe Diem Capital Management LLC owns 9,813,333 shares of common stock. The Company is not aware of the ultimate beneficial ownership of Carpe Diem Capital Management LLC.

As of December 31, 2010, there were no arrangements known to management which may result in a change in control of our Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2010 regarding our stock option plan compensation under which our equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	410,750	$0.92	278,625

Equity compensation plans not approved by security holders	3,128,000	$0.61	400,500
Total	3,538,750	$0.65

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

On May 14, 2008, our board of directors approved our 2008 Stock Option and Incentive Plan.  Under our 2008 Stock Option and Incentive Plan, we reserved a maximum of 2,000,000 shares of common stock, subject to adjustment.  The 2008 Plan provides that shares granted come from our authorized but unissued common stock or shares of common stock that we reacquired. At the Company’s Board of Directors meeting held on February 2, 2010, the Board approved an a new Stock Option Plan (the “2010 Plan”) for a total of 3,000,000 additional shares. The price of the options granted pursuant to these plans shall be no less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from the date of grant.

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

In April 2010 Mr. Tsiang, the Chief Financial Officer of the Company exercise a warrant to acquire 40,000 Common Shares in the Company for $10,000.

In April 2010 Mr. Skae, the Chief Executive Officer and Chairman of the Board of Directors of the Company, entered into a $50,000, 0% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In April 2010 Mr. Tawes, a Director of the Company, entered into a $50,000, 10% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In May 2010 Mr. Tawes, a Director of the Company, entered into a $300,000, 15% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

For the year ended December 31, 2010, interest expense on note payable to related parties was $52,597.

 As of December 31, 2010, we had outstanding warrants to officers and directors of 633,253 with an average exercise price and weighted average contractual life of $0.25 and 3.5 years, respectively.

As of December 31, 2010, we had amounts due to related parties of $750,103 for interest, deferred salaries and an earn-out arrangement related to the prior acquisition of a company owned by our Chief Executive Officer. In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, we agreed to provide the former member of Skae, who is also our current Chief Executive Officer, with a three year earn-out arrangement.  Under the terms of the earn-out arrangement, we can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit.  As of December 31, 2009 and December 31, 2010, we have accrued $260,000 and $325,000, respectively, related to the achievement of the first and second year performance target.  Currently, we are unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred.  As part of the January 21, 2011 Preferred Stock offering,.Eric Skae agreed to amend his current Earn Out Agreement to provide for lower levels of compensation due him.

In August 2008, we entered into a lease agreement with the brother of Neil Reithinger, who, at the time of the transaction, was our Chief Executive Officer, Chief Financial Officer, and a director.  The board of directors, except for Mr. Reithinger, reviewed several proposals for alternate facilities and determined that Mr. Reithinger’s brother’s facility was superior.  The lease is a five year lease with a two year option out, with monthly lease payments of $4,500.  Rent expense under this lease was $40,500 and $53,670 for the period from January 1, 2010 to termination September 30, 2010 and the year ended December 31, 2009, respectively.    In April 2010 we shut down the Arizona office and relocate its functions to our office in New Jersey.

On September 9, 2008 as part of the acquisition agreement between Skae Beverage International LLC,  Eric Skae and us, Mr. Skae agreed to a three-year earn-out payment based on the annual increase in sales and gross profit margin in relationship to a targeted gross profit margin of 20%, 34% and 37% each of the three year respective. The maximum cumulative earn-out over the three period is $4,776,100 which includes a $500,000 incentive if the cumulative earn-out exceeds $2,850,733. .

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

On January 21, 2011, O. Lee Tawes, a director of the Company, lent the Company an aggregate of $75,000 for which he received a demand promissory note bearing interest at the rate of 12% per annum. Mr. Tawes lent the Conpany an additional $30,000 on February 24, 2011 for which he received a promissory note bearing interest at the rate of 0% per annum. Mr. Tawes converted the second promissory note into shares of common stock in the April 29, 2011 private placement closing described above at Item 5 under “Recent Sales of Unregistered Securities”.

On February 24, 2011, Eric Skae, the Company’s CEO and a director, lent the Company an aggregate of $12,500 for which he received a demand promissory note bearing interest at the rate of  0% per annum. Also on February 24, 2011, David Tsiang, the Company’s CFO, lent the Company an aggregate of $12,500 for which he received a demand promissory note bearing interest at the rate of 6% per annum.

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

On October 9, 2009, Thomas Pinkowski resigned as our Vice President and President of Nutritional Specialties, Inc.  Concurrent with his resignation, we entered into a Settlement Agreement and General Release or, the Settlement Agreement. Pursuant to the terms of the Settlement Agreement, we terminated the existing employment agreement, dated March 30, 2007, or the Employment Agreement.  The terms of the Employment Agreement will continue to govern the relationship between the parties, except to the extent the Settlement Agreement states otherwise. Pursuant to the Settlement Agreement, we agreed as follows:

●	to pay Mr. Pinkowski any accrued but unpaid base salary for services rendered through the termination date;

●	to pay Mr. Pinkowski any accrued but unpaid expenses required to be reimbursed pursuant to the Employment Agreement, including $13,042 for unused vacation and sick time;

●	to issue Mr. Pinkowski 60,000 restricted shares of our common stock that represent the remaining unvested balance of common stock that was issued to Mr. Pinkowski under the Employment Agreement;

●
to waive Mr. Pinkowski’s obligation under the Employment Agreement to pay the $80,000 balance remaining on an unsecured promissory note, dated December 10, 2004, payable to Nutritional Specialties, Inc. d/b/a LifeTime ® or LifeTime Vitamins ®, a California corporation; and

●	to waive any rights we may have with respect to non-compete, non-solicitation and proprietary information provisions included in the Employment Agreement.

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

Director Independence

During the year ended December 31, 2010, Eric Skae, Neil Reithinger, O. Lee Tawes, III, David Tsiang, Neil Russell and Scott Ricketts served as our directors, although Messrs. Reithinger, Russell and Tsiang have resigned.  Currently, Scott Ricketts is considered an independent director as defined under the standards of independence set forth in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market.  We are currently traded on the Over-the-Counter Bulletin Board, or OTCBB.  The OTCBB does not require that a majority of the board be independent.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in auditors

Effective April 15, 2011, New Leaf Brands, Inc. (the “Company”), dismissed its principal independent accountant  Mayer, Hoffman, McCann P.C.(“MHM”). The Company’s Board of Directors approved the decision to dismiss MHM.

Except as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which stated that “[t]he accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, was not in compliance with certain financial covenants related to debt agreements, and has a significant amount of debt maturing in 2010.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern..,” the report of MHM on the Company’s financial statements for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2009, and in the subsequent interim periods through April 15, 2011, there were no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of MHM, would have caused MHM to make reference to the subject matter of the disagreement in connection with its report.

Effective April 18, 2011, the Company engaged EisnerAmper LLP (“EISNER”) to act as the Company’s independent registered public accounting firm.  The Board of Directors of the Company approved the decision to engage EISNER.

We have paid or expect to pay the following fees to EisnerAmper LLP and  Mayer Hoffman McCann P.C. for work performed in 2010 and 2009 in their audit of our consolidated financial statements:

	2010	2009
Audit Fees	$273,000	$80,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

The board has reviewed the fees paid to Mayer Hoffman McCann P.C. for 2010 and 2009, and has considered whether the fees paid for non-audit services are compatible with maintaining Mayer Hoffman McCann P.C.. The board has also adopted policies and procedures to approve audit and non-audit services provided in 2010 by EisnerAmper LLP in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.   The board has also adopted policies and procedures to approve audit in 2009 and non-audit services provided in and 2009 by Mayer Hoffman McCann P.C. in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.  These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level.  The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

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

4.31	Form of 10% Senior Secured Note issued by the Company (included as Exhibit 4.1 to the Form 8-K filed December 1, 2009, and incorporated herein by reference).

4.32	Term sheet agreement between the Company and the Noteholders dated November 24, 2009 (included as Exhibit 4.2 to the Form 8-K filed December 1, 2009, and incorporated herein by reference).

4.33	Form of Common Stock Purchase Warrant, dated June 29, 2010 (filed herewith)

4.34	Form of Common Stock Purchase Warrant, dated September 2010 (filed as Exhibit 99.2 to the Form 8-K, filed September 24, 2010 and incorporated herein by reference).

4.35	Form of Original Issue Discount Promissory Note, dated September 2010 (filed as Exhibit 99.1 to the Form 8-K, filed September 24, 2010 and incorporated herein by reference).

4.36	Form of Series X Warrant, dated January 21, 2011 (filed as Exhibit 4.1 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

4.37	Form of Series Y Warrant, dated January 21, 2011 (filed as Exhibit 4.2 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

4.38	Form of Series Z Warrant, dated January 21, 2011 (filed as Exhibit 4.3 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

4.39	Certificate of Designation of Series K Preferred Shares, dated January 14, 2011 (included as Exhibit 4.4 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.1	Promissory Note between the Company and Ira J. Gaines, dated April 2005 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.2	Bridge Loan Agreement between the Company and O. L. Tawes, Inc., dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

10.3	Promissory Note between the Company and Ronald Patterson, dated October 25, 2005 (included as Exhibit 4.34 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.4	Promissory Note between the Company and Ira J. Gaines, dated June 28, 2006 (included as Exhibit 4.24 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

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

10.51	Note and Warrant Purchase Agreement, dated September 2010, dated September 2010 (filed as Exhibit 99.3 to the Form 8-K, filed September 24, 2010 and incorporated herein by reference).

10.52	Securities Purchase Agreement, dated January 21, 2011 (filed as Exhibit 10.1 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.53	Registration Rights Agreement, dated January 21, 2011 (filed as Exhibit 10.2 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.54	Amendment to Asset Purchase Agreement, January 21, 2011 (filed as Exhibit 10.3 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.55	Form of letter to certain investors, dated February 16, 2010 (filed herewith)

10.56	Form of letter to certain investors, dated May 27, 2010 (filed herewith)

10.57	Form of letter to certain investors, dated August 26, 2010 (filed herewith)

10.58	Lease Agreement, dated July 5, 2010

14.1	Code of Ethics (included as Exhibit 14.1 to the Form 10-K filed April 15, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Form 10-K filed on March 31, 2010 and incorporated herein by reference)

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

23.2	Consent of Mayer Hoffman McCann

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 23, 2011	/s/ Eric Skae
Eric Skae
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ Eric Skae	Chairman of the Board, Principal Executive Officer and President	May 23, 2011
Eric Skae

/s/ David Tsiang	Chief Financial Officer and Principal Accounting Officer	May 23, 2011
David Tsiang

/s/ O. Lee Tawes, III	Director	May 23, 2011
O. Lee Tawes, III

/s/ R. Scott Ricketts	Director	May 23, 2011
R. Scott Ricketts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

NEW LEAF BRANDS, INC.

We have audited the accompanying consolidated balance sheet of New Leaf Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Leaf Brands, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, was not in compliance with certain financial covenants related to debt agreements, and has a significant amount of debt maturing in 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Eisner Amper LLP

New York,New York
May 20, 2011

To the Stockholders and Board of Directors of

NEW LEAF BRANDS, INC.

We have audited the accompanying consolidated balance sheet of New Leaf Brands, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Leaf Brands, Inc. as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
March 31, 2010

New Leaf Brands, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash & cash equivalents	$13,024	$1,547,924
Accounts receivable, net of allowances for doubtful accounts of approximately $35,000 and $90,000 at December 31, 2010 and December 31, 2009 respectively:	148,833	206,223
Inventory	435,414	485,889
Escrow deposit on sale of discountinued operations	-	250,000
Prepaid expense and other current assets	67,780	17,905

Total current assets	665,051	2,507,941

Property and equipment, net	91,099	111,031
Intangible assets, net	4,040,824	4,198,324

Total assets	$4,796,974	$6,817,296

CURRENT LIABILITIES
Accounts payable	$2,670,993	$1,282,793
Accrued liabilities	449,431	605,135
Accrued liabilities related parties	750,103	403,247
Interest payable	118,784	53,969
Short-term notes	3,282,954	1,429,000
Notes payable to related parties	777,273	90,727
Current portion of long-term debt	838,741	1,125,908
Derivative liabilities	-	110,000

Total current liabilities	8,888,279	5,100,779

Long-term debt	34,904	52,342
Derivative liabilities	594,271	-

Total long-term liabilities	629,175	52,342

Total liabilities	9,517,454	5,153,121

Contingencies (Note 19)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.001 par value, convertible 10,000,000 shares authorized	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized; issued and outstanding 75,761,856 at December 31, 2010 and 63,105,477 at December 31, 2009	75,762	63,105
Additional paid-in capital	36,440,087	33,706,045
Accumulated deficit	(41,236,329)	(32,104,975)

Total stockholders' (deficit) equity	(4,720,480)	1,664,175

Total liabilities and stockholders' (deficit) equity	$4,796,974	$6,817,296

See accompanying notes to the consolidated financial statements

New Leaf Brands, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2010	2009

Net sales	$4,257,361	$3,457,168
Cost of goods sold	2,848,348	2,700,726

	1,409,013	756,442

OPERATING EXPENSES:
Shipping & handling	544,859	331,092
Marketing expenses	4,995,968	2,995,961
General & administration	1,784,092	1,174,004
Option & stock based expense	1,409,923	994,918
Depreciation & amortization	516,953	478,959

Total operating expenses	9,251,795	5,974,934

Loss from continuing operations	(7,842,782)	(5,218,492)

OTHER INCOME (EXPENSE):
Gain on extinquisment of debt	-	324,988
Realized loss on investments	-	(37,600)
Miscellaneous Income (expense)	(10,450)	2,944
Interest expense, net	(287,822)	(1,065,435)
Loss on settlement of accounts payable and extinguishment of long-term debt	(1,679,439)	-
Amortization of debt discount & deferred financing costs	(954,709)	(2,604,097)
Write-off of debt financing costs	-	(74,951)
Change in fair value of derivative liabilities	1,698,961	(106,000)

TOTAL OTHER INCOME (EXPENSE)	(1,233,459)	(3,560,151)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(9,076,241)	(8,778,643)

PROVISION FOR INCOME TAXES	-	-
LOSS FROM CONTINUING OPERATIONS	(9,076,241)	(8,778,643)

(LOSS) FROM DISCONTINUED OPERATIONS, net
(Loss) from discontinued operations	(55,113)	(1,918,939)
Impairment charges	-	(232,598)

LOSS FROM DISCONTINUED OPERATIONS, net	(55,113)	(2,151,537)

NET LOSS	$(9,131,354)	$(10,930,180)

DIVIDENDS ON PREFERRED STOCK	-	339,346

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(9,131,354)	$(11,269,526)

NET LOSS PER SHARE- BASIC AND DILUTED
Continuing operations	$(0.14)	$(0.40)
Discontinued operations	(0.00)	(0.10)
Net loss per share- basic and diluted	$(0.14)	$(0.50)

WEIGHTED AVERAGE SHARES OUTSTANDING	66,414,822	22,437,434

See accompanying notes to the consolidated financial statements

NEW LEAF BRANDS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

						Accumulated
					Additional	Other
	Preferred Stock		Common stock		Paid-in	Comprehensive	Accumulated
	Shares	Dollars	Shares	Dollars	Capital	Loss	Deficit	Total

Balance December 31, 2008	613,558	$614	8,399,056	$8,399	$22,786,251	$(37,350)	$(20,835,449)	$1,922,465

Preferred stock Series H Dividend paid in common stock			1,071	1	941			942
Preferred stock Series H Conversion into common stock	(23,558)	(24)	58,895	59	(35)			-
Warrants issued with Debt					812,606			812,606
Stock-based compensation expense					532,866			532,866
Commons stock issued for services			1,532,500	1,533	634,292			635,825
Cash exercise of Warrants			1,206,354	1,206	300,382			301,588
Conversion of Preferred series A,I and J for common stock	(590,000)	(590)	18,501,787	18,502	(17,912)			-
Conversion of debt into common stock by:								-
Accrued dividend			1,883,470	1,882	563,159			565,041
Accrued interest			2,856,573	2,857	711,286			714,143
Other accrued expenses			756,476	757	188,363			189,120
Notes payable			24,839,877	24,840	6,185,123			6,209,963
Exercise of warrant into common stock through cashless conversion			1,847,169	1,847	459,945			461,792
Common stock issued through private placement			1,222,219	1,222	548,778			550,000
Preferred dividend							(339,346)	(339,346)
Net Loss						37,350	(10,930,180)	(10,892,830)

Balance December 31, 2009	-	$-	63,105,447	$63,105	$33,706,045	$-	$(32,104,975)	$1,664,175

Adjustments for fair value of warrant liabilities, as of January 1, 2010	-	-	-	-	(549,305)	-	-	(549,305)

Common stock issued through private placement			2,588,081	2,588	979,912			982,500
Common stock issued in connection with private placement amendment			1,296,839	1,297	(1,297)			-
Exercise of warrants for cash			40,000	40	9,960			10,000
Stock-based compensation expense			-	-	248,868			248,868
Common stock issued for services			2,557,500	2,558	1,103,668			1,106,226
Warrants issued for services			-	-	54,830			54,830
Settlement of accounts payable and notes payable for common stock			972,173	972	487,874			488,846
Common stock issued for the modification of certain short-term notes			5,201,818	5,202	1,561,671			1,566,873
Beneficial conversion of related party debt			-	-	100,000			100,000
Fees incurred on issuance of common stock			-	-	(17,500)			(17,500)
Derivative liability of warrants issued in connection with common stock offerings			-	-	(1,259,199)			(1,259,199)
Reclassification of derivative liability on warrant exercised			-	-	14,560			14,560
Net loss							(9,131,354)	(9,131,354)

Balance December 31, 2010	-	$-	75,761,856	$75,762	$36,440,087	$-	$(41,236,329)	$(4,720,480)

See accompanying notes to the consolidated financial statements

New Leaf Brands, Inc.
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2010	2009

Operating Activities:
Continuing operations
Net Loss continuing operations	$(9,076,241)	$(8,778,643)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities
Depreciation & amortization	516,953	2,621,459
Amortization of debt discount and deferred financing cost	954,709	-
Loss on extinquisment of accounts payable and long-term debt	1,679,439	-
Write-off of debt acquisition costs	-	74,951
Warrants issued for services	54,830	-
Stock based compensation	248,868	532,866
Common stock issued for services	1,106,226	545,826
Loss on disposal of property & equipment	4,250	-
Change in fair value of derivative liabilities	(1,698,961)	106,000
Realized loss on invenstment	-	37,600
Gain on extinquishment of debt	-	(324,988)
Changes in assets & liabilities:
Accounts receivable	57,390	(76,053)
Inventory	50,475	(245,630)
Prepaid expenses and other current assets	(49,875)	2,690
Accounts payable	1,551,982	73,686
Accrued liabilities	(480,707)	865,109
Due to related parties	346,856	(276,767)
Interest payable	64,815	(138,940)

Net cash (used in) continuing operations	(4,668,991)	(4,980,834)
Discontinued operations
Net loss from discontinued operations	(55,113)	(2,151,537)
Adjustments to reconcile net loss from discountinued operations to net cash provided by (used) in discountinued operating activities
Impairment of intangible assets	-	3,250,000
Write-off of escrow from sale of discontinued operations	50,000
Depreciation & amortization	-	39,047
Stock based compensation	-	63,873
Changes in current assets & liabilities	-	369,712
Loss on sale of investment	-	232,598

Net cash provided by (used in) discontinued operations	(5,113)	1,803,693
Net cash (used in) operating activities	(4,674,104)	(3,177,141)

Investing Activites:
Continuing operations
Purchases of property & equipment,net	(18,771)	(7,592)
Receipt of escrow from sale of discontinued operations	200,000	-

Cash provided by (used in) continuing operations investing activities	181,229	(7,592)
Discontinued operations
Purchases of property & equipment	-	(2,120)
Proceeds form the sale of discontinued operations, net	-	6,120,201

Cash provided by discontinued operations investing activities	-	6,118,081
Net cash provided by investing activities	181,229	6,110,489

Financing Activities:
Proceeds from notes payable	1,569,000	2,793,175
Proceeds from notes payable - related parties	600,000
Proceeds from sale of common stock and warrants	982,500	550,000
Proceeds from sale of preferred stock and warrants		50,000
Principle payments on notes payable	(92,105)	(5,173,245)
Fees paid in connection with sale of common stock and warrants	(17,500)	-
Fees paid in connection with sale of debt and warrants	(93,920)	-
Payment of dividends		(3,500)
Purchase of common stock by warrant holders	10,000	301,589
Payments on line of credit, net		(1,853)

Net cash provided by (used in) financing activities	2,957,975	(1,483,834)

Change in cash & cash equivalents	(1,534,900)	1,449,514
Cash & cash equivalents beginning of year	1,547,924	98,410
Cash & cash equivalents end of year	$13,024	$1,547,924

Supplemental disclosures:
Cash paid during the period for:
Interest	$175,259	$796,372

Non-cash investing and financing activities:
Recognition of beneficial conversion feature on long-term debt	100,000	-
Settlement of accounts payable for common stock	163,781	-
Settlement of long-term debt for common stock	212,500	-
Issuance of warrants in connection with common stock and debt offerings	1,584,454	-
Classification of derivative payable to additional paid-in-capital upon the exercise of warrants	14,560	-
Accrued preferred stock dividends	-	339,346
Common stock issued in lieu of dividends	-	942
Warrants issued to placement agent which have been classified as derivative liabilities and deferred financing cost	34,913	-
Exchange of common stock issued for services	-	-
Conversion of preferred stock to common stock	-	5,585,000
Conversion of debt and accrued expense into common stock	-	5,420,090
Value of warrans issued in connection with raising capital and debt	-	729,791
Exchange of common stock issued for services	-	635,825
Increase in intangible assets due to earnout	325,000	-

See accompanying notes to the consolidated financial statements

NEW LEAF BRANDS, INC.
December 31, 2010 and 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include NEW LEAF BRANDS, INC. (“the Company”) and its wholly-owned subsidiaries Nutritional Specialties and Baywood New Leaf Acquisition, Inc.  Nutritional Specialties was acquired by the Company effective March 30, 2007 and sold on July 24, 2009 and Skae Beverage International LLC was acquired by Baywood New Leaf Acquisition, Inc. effective September 9, 2008.

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

On September 9, 2008 the Company acquired, though its acquisition subsidiary substantially all of the assets and assumed certain liabilities, of Skae Beverage International LLC for a purchase price of approximately $4,500,000. Skae Beverage International LLC was a branding and marketing company focusing on the ready to drink beverage market.  Skae’s premiere brand is New Leaf Tea.  The product comes in 15 organically-sweetened varieties, of which   2 are diet varieties.  Baywood New Leaf Acquisition Inc., d/b/a New Leaf is a separate, wholly-owned subsidiary of the Company.

On July 24, 2009, the Company entered into an Asset Purchase Agreement (“the Agreement”) with Nutra, Inc., a subsidiary of Nutraceutical International Corporation.   Pursuant to the Agreement, the Company sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of liabilities, a $250,000 retention and certain pre-closing working capital adjustments.  Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they have a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. The asset sale contemplated by the Agreement closed on October 9, 2009. On June 30, 2010 the company and Nutra, Inc. agreed reduce the retention to $200,000 for immediate payment of the retention and recognized a loss of  $50,000 at that time.

Baywood International, Inc. changed its name effective October 16, 2009 to New Leaf Brands, Inc. to reflect the change in strategic direction with the sale of Baywood International, Inc.’s nutraceutical businesses on October 9, 2009. The name change was effective in the market at the opening of business October 19, 2009, at which time the Company’s ticker symbol changed from BAYW.OB to NLEF.OB.

Going Concern

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of December 31, 2010.  To date, it has also been unable to generate sustainable cash flows from operating activities.  In addition, the Company has $5,649,071 in debt and related party obligations payable within the next twelve months including an obligation which is currently in default (see Note 5).  For the year ended December 31, 2010, the Company’s loss from continuing operations is $9,076,241.  As of December 31, 2010, the Company’s cash and cash equivalents and working capital deficiency are $13,024 and $8,223,228, respectively.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes that its existing cash resources, combined with projected cash flows from operations, will not be sufficient to  execute its business plan and continue operations for the next twelve months without additional funding.   The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital.  In January 2011, the Company raised an additional $1,123,000 pursuant to a private placement of promissory notes and warrants (see Note 20).  Management believes that its existing beverage business can eventually achieve profitability and positive cash flow. In addition to paying down and restructuring its debt, management is actively taking steps to reduce the Company’s future operating expenses and increase future sales.  However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed.

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

Revenue Recognition, Sales Returns and Allowances

Revenue is recognized when the product is shipped.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  If returned, the Company’s customers are responsible for returning merchandise in resalable condition.  Full credit cannot be given for merchandise that has been defaced, marked, stamped, or priced in any way.  The Company does not accept products kept longer than two years.  Management communicates regularly with customers to compile data on the volume of product being sold to the end consumer.  This information is used by management to evaluate the need for additional sales returns allowance.  The Company’s experience has been such that sales returns can be estimated accurately based on feedback from the customer.

Comprehensive Income (Loss)

The Company accounts for its Comprehensive Income (Loss) under the Topic of the Codification (ASC Topic 220-10), “Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income (loss) and its components within the financial statements.  Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss).  As of December 31, 2009, the Company’s comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities. There was no comprehensive income (loss) for the year ended December 31, 2010.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Allowances for Doubtful Accounts

The following table summarized the activity in the reserves for allowance for doubtful accounts for the years ended December 31:

Period	Balance beginning of the year	Charges to cost and expenses	Deductions	Balance end of the year
December 31, 2010	$90,000	$8,469	$63,469	$35,000
December 31, 2009	$256,323	$57,364	$223,687	$90,000

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

	December 31, 2010	December 31, 2009
Raw material	$177,090	$91,352
Finished goods	258,324	394,537
	$435,414	$485,889

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

Property, Equipment and Depreciation

Property and Equipment consisted of the following at December 31,

	2010	2009
Furniture and fixtures	$19,539	$26,074
Computers	125,654	112,601
Equipment	21,199	16,084
Total	$166,392	$154,759
Less: Accumulated depreciation	75,293	43,728
Net property and equipment	$91,099	$111,031

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years.   Depreciation expense from continuing operations for the years ended December 31, 2010 and 2009 was $31,565 and $28,959, respectively.

 Intangibles

Intangible assets consist of brand value resulted from the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC. The terms of the acquisition agreement for Skae Beverage International Inc. included an earn-out.  During 2010 and 2009, the amount of the earn-out was $325,000 and $260,000, respectively, and was attributable to the Brand Value – New Leaf Tea. Intangible assets consisted of the following at December 31, 2010 and 2009:

Brand Value – New Leaf Tea
Asset value at December 31, 2009	$4,760,824
Accumulated amortization as of December 31, 2009	$(562,500)
Net asset value at December 31, 2009	$4,198,324

Asset value at December 31, 2010	$5,085,824
Accumulated amortization as of December 31, 2010	$(1,045,000)
Net asset value at December 31, 2010	$4,040,824

The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of  Goodwill and Other Topic of the Codification (ASC Topic 350-30), which requires that other intangible assets be tested for impairment using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the amortizing intangible with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s amortizing intangible is not considered to be impaired and the second step is unnecessary. There have been no impairment of the intangible assets during 2010 and 2009.

The brand value (including Trademarks and Trade Names) of continuing operations are being amortized over a ten year period.  Amortization expense for the years ended December 31, 2010 and 2009 was $482,500 and $450,000, respectively.  The aggregate amortization for the years ended December 31, 2011 through December 31, 2015 and years thereafter is as follows:

Year	Amortization
2011	$528,929
2012	528,929
2013	528,929
2014	528,929
2015	528,929
Thereafter	1,396,179
Total	$4,040,824

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred issuance costs are amortized over the term of their associated debt instruments.

The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocated the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values, if applicable, as modified in accordance with ASC 470. The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes-Merton or probability weighted binomial method depending on the terms of the warrant agreements. The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the straight line method which approximates the effective interest method. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

In conjunction with certain loans, the Company issued stock purchase warrants to purchase the Company’s Common Stock.  This additional consideration is being amortized over the term of the loans using the straight line method which approximates the effective interest method.  At December 31, 2010 and 2009, deferred financing costs and debt discounts, net of accumulated amortization were $0.  The amortization expense for the years ended December 31, 2010 and 2009 was $198,721 and $470,572 (including $74,591 which was expensed as the related loans that were paid in October 2009), respectively.

Fair Value Measurements

     The Company measures fair value in accordance with Statement ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

• Level 1 -	unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
• Level 2 -	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
• Level 3 -	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

Warrant Liabilities and Other Derivative Financial Instruments

Derivatives are recognized at fair value as required by ASC 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 affects the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions will no longer be recorded in equity. Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether its warrants contain provisions that protect holders from declines in its stock price or otherwise could result in modification of either the exercise price or the shares to be issued under the respective warrant agreements. The Company determined that a portion of its outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock.

Estimating the fair value of these financial instruments requires the development of significant and subjective estimates that are likely to change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the traded market price of the Company’s common stock.  Since the warrant liabilities are initially and subsequently carried at fair value, the Company’s statement of operations reflects the volatility in these estimates and assumption changes.

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities at December 31, 2010 is as follows:

Stock price	$0.15
Term	0.7 to 4.8 Years
Volatility	60.9% - 100.8%
Risk-free interest rate	0.19% - 2.01%
Exercise prices	$0.25
Dividend yield	0.00%

The Company estimated the fair value of these derivatives using a Black-Scholes-Merton valuation model. The fair value of these warrant liabilities at December 31, 2009 was $110,000 and at December 31, 2010 was $594,271. The change in fair value of derivative liabilities of $1,698,961 was included in the consolidated statement of operations for the year ended December 31, 2010.

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

Certain notes issued by the Company are convertible at the option of the holder. These notes were fully paid or converted to Common Stock in the fourth quarter of 2009. The fair value of the derivatives related to the embedded conversion option at January 1, 2009 was $2,000 and was charged to retained earnings as a cumulative effect of adopting ASC Topic 815-40. The fair value of the derivatives was zero as of December 31, 2009, and the change in the fair value of $2,000  was included in financing cost for the year then ended. The Company considers these derivative instruments as used for the purpose of securing financing.

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

The Company granted stock options and issued restricted stock in the years ended December 31, 2010 and 2009.  Accordingly, compensation cost has been recognized for the stock options and restricted stock granted to employees in the years ended December 31, 2010 and 2009 of $248,868 and $468,993, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended December 31:

	2010	2009
Volatility	107% to 110%	105% to 115%
Risk free interest rate	2.14% to 3.33%	0.32% to 3.04%
Estimated option life	5 – 8 Years	3.5 – 7 Years
Forfeiture rate	8%	8%

The volatility assumption for options and the liquidity discount on restricted stock is based on management’s estimate reflecting the thinly traded nature of our OTC securities and the high relative ownership of management and directors.  As such  management’s estimate is based on the monthly changes in stock price.  The estimated option life assumption approximates the “safe harbor” method described in SAB 107 which considers the weighted average vesting period and the contract term.  The forfeiture rate assumption uses the Company’s past experience of option participants exercising options granted as management believes this represents the expected future activity.

Income Taxes

The Company accounts for income taxes under the liability method under the Income Taxes Topic of the Codification (ASC Topic 740-10).  Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes.  The Company establishes a valuation allowance for the uncertainty related to its ability to generate sufficient future taxable income to utilize the net operating loss carryforwards and other deferred items.  At December 31, 2010 and 2009, federal and state net operating loss carryforwards were approximately $32,000,000 and $22,700,000, respectively.  The Company has not used any of the net operating loss carryforwards.

Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  The Company has adopted the Earnings Per Share Topic of the Codification (ASC Topic 260-10). Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Diluted earnings (loss) per share may not been presented if the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. A detailed calculation of net loss per share is discussed in Note 3.

Advertising Expenses

The Company’s advertising primarily consists of print in trade and consumer publications and promotional expenses for retail placements for certain products.  The Company expenses advertising costs as incurred or the first time the advertising takes place.  Advertising expense from continuing operations totaled approximately $165,000 and $403,000 for the years ended December 31, 2010 and 2009, respectively, and is included in marketing expenses in the accompanying consolidated statements of operations.

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

Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and obligations under accounts payable, accrued expenses, derivatives and notes payables.  The carrying amounts of cash, accounts receivable, accounts payable, short term debt obligations and accrued expenses approximate fair value because of the short term maturity of those instruments.

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

Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each warrant grant on the date of grant using the Black-Scholes option-pricing model.  The warrant estimates are based on the following assumptions for the years ended December 31:

	2010	2009
Dividend yield	-	-
Volatility	98% to 99%	103% to 106%
Risk free interest rate	1.27% to 2.71%	1.97% to 2.9%
Term	5 years	5 years

The Company accounts for the beneficial conversion feature of debt and preferred stock under the Debt Topic of the Codification (ASC Topic 470-20) using intrinsic value method measure at the date of the note.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the 2010 presentation.

The Company determined that certain warrants issued in prior years contained a "down-round" price protection provision and therefore should have been recorded as liabilities under Topic 815-40. This oversight resulted in an overstatement of additional paid-in-capital and an understatement of warrant liabilities by approximately $549,305, as of December 31, 2009. The change in fair value related to the warrant liability was insignificant to the results of operations in 2009. The Company recorded a liability of $549,305 and a corresponding adjustment to its beginning APIC balance at January 1, 2010 to properly record these warrants. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and determined that they were immaterial to the December 31, 2009 financial statements, therefore, amendment of previously filed reports was not required. As permitted by SAB 108, the Company revised its opening stockholders’ deficit to reflect this immaterial transaction.

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

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles ( GAAP). These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

NOTE 3 – NET LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted loss per share for the years ended December 31, 2010 and 2009 because the effect of their inclusion would be anti-dilutive.

	2010			2009
	Loss	Shares	Per Share	Loss	Shares	Pershare
Net (loss)	(9,131,354)			(10,930,180)
Preferred stock dividends				(339,346)

Basic loss per share

Loss available to Common Stockholders	(9,131,354)	66,414,822	(0.14)	(11,269,526)	22,437,434	(0.50)

Effect of dilutive securities	N/A				N/A

Diluted loss per share	(9,131,354)	66,414,822	(0.14)	(11,269,526)	22,437,434	(0.50)

Warrants and options to purchase 11,637,388 shares of Common Stock were outstanding and convertible notes payable to related party were convertible into 5,871,429 shares of Common Stock at December 31, 2010. Warrants and options to purchase 4,789,304 shares of Common Stock were outstanding at December 31, 2009. These securities were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer.  Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted.  All returns must be authorized in advance and must be accompanied by an invoice number within 180 days.  The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable. Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns.  The allowance for uncollectible is estimated based on detail review of the open receivables, accounts at December 31, 2010 and 2009 was $35,000 and $90,000, respectively.

NOTE 5 – RELATED PARTY NOTES PAYABLE

Related party notes payable at December 31, consisted of the following:

	December 31,	December 31,
Description	2010	2009
Unsecured note payable to a director with a face amount of $150,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally scheduled to mature in June 2010, but was extended to January 12, 2011 (A) (B)	$150,000	$150,000

Unsecured non-interest bearing note payable to an officer with a face amount of $50,000 which was originally payable on demand, but was amended to be payable on demand after December 31, 2010 (C)	50,000	--

Unsecured note payable to a director with a face amount of $50,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally payable on demand but was amended to be payable on demand after December 31, 2010 (A) (C)	50,000	--

Unsecured note payable to a director with a face amount of $300,000 bearing interest, which is payable maturity, at 15% per annum. The note was originally scheduled to mature in July 2010, but was extended to December 31, 2010 (A) (B)	300,000	--

Unsecured non-interest bearing note payable to a director which was issued at an original issuance discount of $27,273. The note matures on the three month anniversary of its issuance date on December 21, 2010 (D)	227,273	--

Total notes payable to related parties	$777,273	$150,000
Less debt discount	-	(59,273)
Total notes payable to related parties	$777,273	$90,727

A)
In connection with the issuance of the $300,000 unsecured note payable to a director, the Company agreed to amend the terms of the two previous outstanding notes payable to the director to provide the director with the option to convert the outstanding note balance to common stock at $0.35 per share, subject to a reset provision which contingently adjusts the conversion price in certain circumstances through July 19, 2010.  The Company concluded that the addition of the embedded conversion option to the two previous outstanding notes qualified as modification resulted in extinguishment of the notes and the resulted loss was de minimis. The Company also determined that the embedded conversion option did not need to be bifurcated as a derivative instrument.  However, since the embedded conversion option contained a beneficial conversion feature of $57,143 in intrinsic value, and the notes were either payable on demand or in default, the Company immediately recognized the intrinsic value in amortization of debt discount and deferred financing costs.

In June 2010, the Company entered into a transaction which triggered the reset provision contained in the amended note terms resulting in a reduction of the conversion price to $0.30 per share.  The $42,857 in incremental intrinsic value created by the reduction of the conversion price was immediately recognized in amortization of debt discount and deferred financing costs.

B)
In August 2010, this note was extended to December 31, 2010.  The holder did not receive any additional consideration for extending the note.  The Company concluded that the modification of the note did not result in an extinguishment of debt and therefore did not record any gain (loss) on the modification of the note.

C)
In August 2010, this note was amended to be payable on demand after December 31, 2010.  The holder did not receive any additional consideration for amending the note.  The Company concluded that the modification of the note did not result in an extinguishment of debt and therefore did not record any gain (loss) on the modification of the note.

D)	The note was issued in connection with the Company’s private placement of promissory notes and warrants in September 2010.

Interest expense in the years ended December 31 2010 and 2009 amounted to $48,750 and $246,300, respectively.  The weighted average interest rate for all short term borrowings, excluding the amortization of debt discount was 8.1% for 2010 and 16.3% for 2009.

2009 Financing Activities with Related Parties

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

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes, referred to as the 3% Notes, and (ii) warrants to purchase 300,000 shares of the Company’s common stock at a price per share of $0.85 which expire February 2014. These notes were converted into Common stock in October 2009 as more fully discussed in STOCKHOLDERS EQUITY – Restructuring (Note 8).   The 3% Notes mature on the earlier of (i) September 30, 2009, or (ii) upon the Company’s consummation of a debt or equity financing in which the Company receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control.  The principal amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement. The Company used the net proceeds of this private placement for working capital purposes. As of February 11, 2009, the closing date of the offering, 3.25 Units were sold to qualified investors for gross proceeds of $325,000.  Mr. Tawes participated in this transaction by acquiring .25 Units. Mr. Tawes is a member of the Company’s Board of Directors.

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

On March 26, 2009, the Company entered into a transaction with Mr. Tawes, a member of the Company’s Board of Directors, whereby Mr. Tawes provided financing to the Company in the amount of $113,357 in exchange for a 12% Subordinated Note and a warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $0.85 per share, with an expiration date of March 26, 2014.  The value of the warrant was $39,727 and was accounted for as debt discount. The Note was due on September 26, 2009. This note was subsequently converted to Common Stock on October 14, 2009.

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

As more fully described in Subsequent events (Note20) on January 21, 2011 $777,273 of the above related party debt was converted into 31.41 convertible Series K Preferred shares plus 4,970,589 warrants to purchase common stock at $0.15; on April 29, 2011 the preferred shares were converted into 8,235,294 shares of Common stock of the Company.

NOTE 6 – SHORT-TERM DEBT

Short-term debt at December 31 consisted of the following:

Description	2010	2009
Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest, which is payable at maturity, at 10% per annum. The notes were originally scheduled to mature in May 24.2010, but were extended to December 24, 2010. The notes are secured by the Company’s accounts receivable and inventory. (A)	$1,500,000	$1,500,000

Unsecured non-interest bearing notes payable which were issued at an original issuance discount of $213,954. The notes mature on the three month anniversary of their issuance date in December 2010. (B)	$1,782,954

Total	3,282,954	1,500,000
Less: Debt Discount		(71,000)

Total Short-term Debt	$3,282,954	$1,429,000

(A)    On November 24, 2009, the Company completed a private placement of 15 Units.  Each Unit consisted of $100,000 principal amount of 10% Senior Secured Notes, referred to as “Notes,” and 24,000 shares of our common stock.  The Units were sold to accredited investors in exchange for $100,000 per Unit.  Our gross proceeds from the private placement were $1,500,000 and we agreed to issue an aggregate of $1,500,000 principal value of Notes and 360,000 shares of our common stock , value at fair value of $0.25 per share.  The fair value of the common stock of $90,000 was recorded as debt discount.  Amortization of this debt discount of $19,000 is recorded in the consolidated statements of operations for the year ended December 31, 2009.  The Notes bear interest at a rate of 10% per year and are payable monthly beginning on December 21, 2009 and thereafter payable on the 19th of each month or, if the 19th is not a business day, payable on the next business day.  The Notes mature on May 24, 2010 or in the event of (i) the consummation by the Company of a merger, business combination, sale of all or substantially all of the Company’s assets or other change of control; or (ii) the Company securing a bank financing for working capital and when accomplished the funds will first be used to pay off the note holders fully. If the bank financing does not materialize or is insufficient to pay the Notes, future financings will first be used to pay off the notes or (iii) following the closing of any equity or debt financing (but excluding a Friends and Family Offering or Operational Finance) by the Company. In addition, a Friends and Family Offering (defined as a Company marketed best-efforts equity offering of up to $1,500,000 that closed February 22, 2010) will not require a prepayment of the Notes and an Operational Finance (defined as any financing for normal daily operations) will not require a prepayment of the Notes.  The Company has the right to redeem all or a portion of the Notes for cash at any time without premium or penalty.  In each case, upon at least two business days prior notice, we will pay a purchase price plus accrued and unpaid interest, if any, to but not including the purchase date. The obligations of the Company under the Notes are secured by all accounts receivable and inventory present and after acquired of the Company and each subsidiary to be shared on a pari-passu basis relative to the number of Notes purchased by each Holder up to an aggregate total of $1,500,000 plus any accrued and outstanding interest on the Notes. In May 2010, the Company issued 360,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to June 2010. The Company determined that the modification of the term of the notes qualified as a debt extinguishment and recognized a loss on the extinguishment of the notes of $165,600 which equal to the fair value of the additional shares of common stock issued.  In June 2010, the Company issued 4,500,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to September 2010.  The Company determined that the modification of the term of the notes qualified as a debt extinguishment and recognized a loss on the extinguishment of the notes of $1,350,000 which equal to the fair value of the additional shares of common stock issued. In August 2010, the Company and the holders agreed to extend the term of these notes to December 24, 2010. No consideration was received by the noteholders for agreeing to extend the notes. The Company determined that the extension of the notes did not result in an extinguishment of debt and therefore did not record a gain (loss).

(B)    Commencing in September 2010, the Company consummated a private placement of promissory notes with a face value of $2,010,228 and detachable warrants to purchase 2,412,276 shares of common stock to accredited investors.  The non-interest bearing promissory notes were issued at an original issuance discount of $241,228, and mature on the three month anniversary of their issuance date  (December 2010 and subsequently extended to January 21, 2011). In addition, the notes were automatically convertible upon the consummation of a qualified offering, as defined, into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold.  The warrants are fully vested and provide their holders with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term.  The warrants also provide their holders with certain anti-dilution and cashless exercise provisions. The terms of the warrants also provide investors with a reset feature which gives them the right, for as long as the notes are outstanding, to exchange the promissory notes for securities issued in a subsequent offering in the event that the Company enters into any subsequent transaction other than the qualified offering, as defined, on terms more favorable than those governing the current offering. These notes were converted into Series K Preferred Stock see Subsequent Events Note (20).

The Company determined that the warrants issued in connection with the offering qualified as a liability (see Note 9).  As such, the proceeds initially allocated to the warrants were classified as warrant liabilities. The Company recorded the fair value of the notes to be equivalent to the proceeds received less the fair value of the warrants based upon the Black-Scholes-Merton option valuation model using the following range of assumptions:

Stock price	$0.26 – $0.27
Term	5 years
Volatility	98.89%
Risk-free interest rate	1.25% - 1.34%
Exercise price	$0.25
Dividend yield	0.00%

Accordingly, the notes and warrants were initially recorded at $1,413,782 and $355,218, respectively.  The resulting discount on the notes, which includes both the original issuance discount and the portion of the proceeds allocated to the warrants, is being amortized over the life of the notes.  During the period ended December 31, 2010 the Company recognized $596,445 in amortization of debt discount on these notes.

A director of the Company participated in the above mentioned private placement and is the holder of a promissory note with an original issuance price of $200,000 and a face value of $227,273.  Such holder also received warrants to purchase 272,728 shares of common stock.  Accordingly, the note issued to the director and related warrants were initially recorded at $157,887 and $42,113, respectively. During the period ended December 31, 2010, the Company recognized $69,386 in amortization of debt discount on this note. This note has been classified in notes payable to related parties (see Note 5).

The Company also determined that the embedded conversion option did not qualify as a derivative instrument which needs to be separated from the host contract.  Furthermore, since the terms of the conversion option do not permit the Company to compute the number of shares that the holder would receive upon the closing of a qualified offering, the evaluation of whether the conversion feature is beneficial will be delayed until the closing of a qualified offering.

As more fully described in  Subsequent Events (Note 20), on January 21, 2011 the secured notes of $1,500,000 were converted into 60.00 shares of Series K Preferred  shares and warrants Series Y to purchase 5,000,000 shares of common stock at a price of $0.15 per share of Company; on January 21, 2011 the unsecured notes of $1,782,954 were converted into 73.76 shares of Series K Preferred  and warrants to purchase 24,585,100 shares of common stock at a price of $0.15 per share of the Company

NOTE 7 - LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

Description	2010	2009
Notes payable bearing interest at 8% per annum, unsecured and mature on March 31, 2009 (A)	$-	$87,500
Note payable bearing interest at 8% convertible into common stock of the Company, unsecured and matures on March 31, 2009 (A)	-	125,000
Notes payable bearing interest at 12%-28% per annum, are unsecured and mature June 2003 through June 2010.	-	77,371
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013 (B)	$822,920	822,920
Equipment loan bearing interest at 11% per annum, mature in November 2013 (C)	50,725	65,459
Total long-term debt	873,645	1,178,250
Less current maturities	838,741	1,125,908
Long-term debt	$34,904	$52,342

Interest expense in the years ended December 31, 2010 and 2009 amounted to $207,798 and $1,042,752, respectively.  The weighted average interest rate for all short term borrowings was 8.9% for 2010 and 18.5% for 2009.

  (A)    In April 2010, the holders of the notes agreed to convert the outstanding note balance of $212,500 into 531,250 shares of common stock in exchange for the Company agreeing to pay all unpaid interest which had accrued on the notes.  The Company recognized a loss on the extinguishment of the notes of $37,188.

  (B)   The Company is in negotiation with certain former shareholders of Nutritional Specialties, Inc. The value of these notes as of December 31, 2010 in the aggregate amount of $822,920 and as of December 31, 2009 in the aggregate amount of $1,035,920. The Company stopped making principal and interest payments on these notes in September 2009 and the notes were considered to be in default. (See Note 19)

  (C)   On December 3, 2008 the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719 which matures by December 2013.

2009 Long-term Financing Activities

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

On September 5, 2008, the Company commenced a private placement of Units, referred to as the September 2008 Bridge Financing.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 117,647 shares of the Company’s Common Stock at a price per share of $0.85 which expire September 5, 2013.  The 12% Subordinated Notes mature on the earlier of (i) September 4, 2009, and (ii) the consummation by the Company of a debt or equity financing or series of debt or equity financings in which the Company receives at least $4,000,000 in gross proceeds, referred to as a Qualified Placement.  The principal amount and accrued interest on the Subordinated Notes are convertible, at the option of each investor, into investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.  The Units consisted of a beneficial conversion feature of $435,836, based on the intrinsic method and amortized over one year using the straight line method which approximates the effective interest method.  The Company paid Northeast Securities, Inc., the placement agent, for the sales of Units in the September 2008 Bridge Financing a fee of 9% of the gross proceeds received by the Company, accounted for as debt discount noted in the above table, and warrants to purchase 153,884 shares of the Company’s Common Stock at a price per share of $0.85 which expire September 5, 2013.  A total of 16.35 Units were sold to qualified investors for gross proceeds of $1,635,000. In October 2009 the owners of $1,485,000 notes exercised there put option on a member of our Board of directors and the remaining $150,000 Units were converted into 600,000 shares of Common Stock.

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

On February 5, 2009, the Company commenced a private placement of Units, referred to as the February 2009 Bridge Financing B.  Each Unit consisted of (i) $100,000 principal amount of 3% Subordinated Notes; and (ii) Warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.85 per share, which expire February, 2014.  These notes were converted into Common stock as more fully discussed in STOCKHOLDERS EQUITY – Restructuring (Note 8).  The 3% Notes mature on the earlier of (i) September 30, 2009; or (ii) upon the Company’s consummation of a debt or equity financing in which it receives at least $5,000,000 in gross proceeds, referred to as a Qualified Placement, business or other change of control. The principal amount on the 3% Notes are convertible, at the option of each investor, into an investment in the securities sold in a Qualified Placement, on the same terms and conditions as other investors in the Qualified Placement.  The Company has not yet determined the terms of a Qualified Placement and has not commenced any offers for a Qualified Placement.   As of February 11, 2009, the closing date of the offering, 3 Units were sold to a qualified investor for gross proceeds of $300,000. Effective August 31, 2009 these units were converted into 1,200,000 shares of Common Stock.

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

The Company also converted certain of our outstanding notes and warrants into common stock pursuant to agreements between certain holders and the Company.  The individual agreements provide that the holders’ existing securities will be exchanged for new securities and that defaults and obligations under such existing securities, if any, will be waived.  Further, the Company offered warrant holders the opportunity to exercise their outstanding warrants at an exercise price of $0.25 per share using funds owing to the holder from the Company, or to exercise the warrants on a cashless basis.  The Company also offered debt holders the opportunity to convert the Company’s existing debt obligations to the debt holder, at a conversion rate of $0.25 per share, into shares of our common stock.  These debt holders were also given the opportunity to apply such existing debt to payment of the exercise price of warrants held by that debt holder.  As of December 31, 2009, we  agreed to convert an aggregate of $6,924,106 of notes and accrued interest into an aggregate of 27,696,450 shares of our common shares at a conversion rate of $0.25 per share. Additionally, the Company received $301,588 from warrant holders for the exercise of 1,206,354 warrants into our common stock at an exercise price of $0.25 per share and through a cashless exercise has converted 3,232,707 warrants into 1,847,169 shares of common stock.

On October 9, 2009, contemporaneous with the sale of Nutraceutical businesses, the Company agreed with California Trust Company, the successor to Vineyard Bank to pay $3,600,000 in complete and full settlement of the debt and accrued interest due the bank in the amount of $3,924,988.The $324,988 is reflected as gain on extinguishment of debt in December 31, 2009.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of December 31 2010:

Year EndingDecember 31,	Principal Maturities
2011	$838,741
2012	17,567
2013	17,337
Total	$873,645

NOTE 8 - STOCKHOLDERS EQUITY

COMMON STOCK

In January and February 2010, the Company converted $163,781 of accounts payable into 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share. The Company recognized a loss on the extinguishment of accounts payable of $75,378 which represented the difference between the agreed upon settlement price of such liabilities and the fair value of the Company's common stock on the settlement date.

In February 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, the Company agreed to issue an aggregate of 766,667 shares of common stock and warrants to purchase 407,727 shares of common stock at an exercise price of $0.55 per share for net proceeds of $327,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined that these warrants qualified as a liability (see Note 9).  As such, a portion of the proceeds received in the private placement representing the fair value of the warrants of $146,682 was classified as a warrant liability.  The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.49
Term	5 years
Volatility	99.25%
Risk-free interest rate	2.38%
Exercise prices	$0.55
Dividend yield	0.00%

In February 2010, the Company issued a side letter to investors in the private placements which closed in December 2009 and February 2010 which effectively amended the terms of the private placements to contain a price protection clause through April 30, 2010.  The price protection clause required the Company to issue additional common stock and warrants to these investors, based upon a formula contained in the side letter, in the event that common stock was issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.  The Company determined that the terms of the price protection clause did not meet the definition of a derivative instrument.

In April 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, the Company agreed to issue an aggregate of 1,821,414 shares of common stock and warrants to purchase 1,821,414 shares of common stock at an exercise price of $0.45 per share for net proceeds of $637,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined that these warrants qualified as a liability (see Note 9).  As such, a portion of the proceeds received in the private placement representing the fair value of the warrants of $614,208 was classified as a warrant liability.  The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.45
Term	5 Years
Volatility	97.89%
Risk-free interest rate	2.29%
Exercise prices	$0.45
Dividend yield	0.00%

The commencement of the private placement in April 2010 triggered the price protection clause contained in the side letter which the Company issued to certain investors in February 2010.  Accordingly, the Company issued such investors additional 568,251 shares of common stock and warrants to purchase 1,499,410 shares of common stock at an exercise price of $0.45 per share.  The additional shares of common stock were recorded as stock dividend to the shareholders. The warrants are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined these warrant qualified as a liability (see Note 3).  As such, a portion of the total aggregate proceeds received during the December 2009 and February 2010 private placements representing the fair value of the warrants of $505,623 was re-allocated from additional paid-in capital to the warrant liability. The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.45
Term	5 Years
Volatility	97.89%
Risk-free interest rate	2.29%
Exercise prices	$0.45
Dividend yield	0.00%

In April 2010, the holders of $212,500 of notes agreed to convert the outstanding note balance into 531,250 shares of common stock in exchange for the Company agreeing to pay all unpaid interest which had accrued on the notes. The Company recognized a loss on the extinguishment of notes payable of $37,188 which represented the difference between the agreed upon settlement price of such liabilities and the fair value of th Company's common stock on the settlement date.

In May 2010, the Company issued a side letter to investors in the private placement which closed in April 2010 which effectively amended the terms of the private placement to contain a price protection clause through August 31, 2010.  The price protection clause required the Company to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock or common stock equivalents were issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.  The Company determined that the terms of the price protection clause did not meet the definition of a derivative instrument.

In August 2010, the Company issued a side letter to investors in the private placement which commenced in April 2010 which effectively amended the terms of the private placement to extend the price protection clause provided to such investors in a side letter issued to them in May 2010 through September 25, 2010.  The price protection clause required the Company to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock or common stock equivalents were issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.  The Company determined that the terms of the price protection clause did not meet the definition of a derivative instrument.

In September 2010, in connection with the private placement of promissory notes and warrants (see Note 9), the price protection clause contained in the side letter which the Company issued to certain investors in August 2010 was triggered.  Accordingly, the Company issued such investors 728,586 shares of common stock as stock dividend.

During 2010, the Company settled $163,781 of accounts payable for the issuance of 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share. The Company recognized a loss on the extinguishment of accounts payable of $75,378 which represented the difference between the agreed upon settlement price of such liabilities and the fair value of the Company’s common stock on the settlement date.

During 2010, the Company issued 2,557,500 shares of common stock to service providers.  The fair value of such common stock of $1,106,225 was measured at the earlier of: (a) the performance commitment date or (b) the date the services were completed based upon the specific terms of the arrangement and recognized as an operating expense.

2009 RESTRUCTURING

During the third and fourth quarters of the fiscal year ending December 31, 2009, the Company initiated a restructuring of the balance sheet by converting our preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock.  On October 20, 2009, pursuant to the approval by the Company’s preferred stock holders and the Board of Directors, the Company filed Certificates of Amendment to the Certificates of Designation of our Class A Preferred Shares (the “Series A Preferred Stock”), our Series I 8% Cumulative Convertible Preferred Stock (the “Series I Preferred Stock”), and our Series J 6% Redeemable Convertible Preferred Stock (the “Series J Preferred Stock”) (together, the “Amendments”).  The Amendments have the effect of causing the outstanding shares of our Series A, Series I and Series J Preferred Stock to be converted into shares of our common stock, with an effective date of August 31, 2009.  Pursuant to the Amendments, on October 21, 2009, the Company converted 35,000 shares of Series A Preferred Stock into 1,750 shares of common stock, 535,000 shares of Series I Preferred Stock plus $557,041 in accrued dividends into 19,690,172 shares of common stock and 20,000 shares of Series J Preferred Stock plus $8,000 in accrued dividends into 693,335 shares of common stock. The conversion price of $0.30 per share was based on the estimate of fair value of the company and therefore recognized no loss on the conversion.

The Company also converted certain of our outstanding notes and warrants into common stock pursuant to agreements between certain holders and the Company.  The individual agreements provide that the holders’ existing securities will be exchanged for new securities and that defaults and obligations under such existing securities, if any, will be waived.  Further, the Company offered warrant holders the opportunity to exercise their outstanding warrants at an exercise price of $0.25 per share using funds owing to the holder from the Company, or to exercise the warrants on a cashless basis.  The Company also offered debt holders the opportunity to convert the Company’s existing debt obligations to the debt holder, at a conversion rate of $0.25 per share, into shares of our common stock.  These debt holders were also given the opportunity to apply such existing debt to payment of the exercise price of warrants held by that debt holder.  As of December 31, 2009 we have agreed to convert an aggregate of $6,924,106 of notes and accrued interest into an aggregate of 27,696,450 shares of our common shares at a conversion rate of $0.25 per share. Additionally, the Company received $301,588 from warrant holders for the exercise of 1,206,354 warrants into our common stock at an exercise price of $0.25 per share and through a cashless exercise has converted 3,232,707 warrants into 1,847,169 shares of common stock. Based on the estimate of fair value of $0.25 per share the company recognized no loss on the conversion.

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

On August 31, 2009 the Company completed the restructuring of Preferred stock and accrued dividends in which the preferred stock and accrued dividends were converted into common stock at a rate of $0.30 per share agreed between the company and the shareholder. The following tables summarize this restructuring:

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

Notes holder	Date of note	Note payable	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Director - O. Lee Tawes	From March 2007 to September 2008	$2,448,357	10/14/2009	9,793,428	$9,794	$2,438,563
Officer - Eric Skae	September 2008	1,374,281	11/2/2009	5,497,152	$5,497	$1,368,784

Total director & officer		$3,822,638		15,290,580	15,291	3,807,347

Non-affiliates
Convertible notes payable - Other	June 2006 and February 2008	$240,000	December 17, 2009	960,000	$960	$239,040
Notes payable	From October 2005 to November 2008	721,500	From July 2009 to November 2009	2,886,000	2,886	718,614
April 2008 Bridge loans	April 2008	705,000	From August 2009 to November 2009	2,820,000	2,820	702,180
September 2008 Bridge loans	September 2008	150,000	From August 2009 to October 2009	600,000	600	149,400
February 2009 Bridge loans	February 2009	400,000	From July 2009 to October 2009	1,600,000	1,600	398,400
April 2009 Bridge loans	April 2009	170,825	From July 2009 to October 2009	683,297	683	170,142

Total non-affiliates		$2,387,325		9,549,297	$9,549	$2,377,776

Total Notes payable		$6,209,963		24,839,877	$24,840	$6,185,123

Accrued Interest	Accrued interest	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Director - O. Lee Tawes	$300,023	October 14, 2009	1,200,092	$1,200	$298,822
Officer - Eric Skae	192,579	November 2, 2009	770,316	770	191,809

Total director & officer	$492,602		1,970,408	$1,970	$490,631

Non-affiliates
Convertible notes payable - Other
Notes payable	$106,573	From July 2009 to November 2009	426,293	$426	$106,147
April 2008 Bridge loans	95,159	From August 2009 to November 2009	380,635	381	94,778
September 2008 Bridge loans	7,688	From August 2009 to October 2009	30,750	31	7,657
February 2009 Bridge loans	12,122	From July 2009 to October 2009	48,487	48	12,074
April 2009 Bridge loans	-	From July 2009 to October 2009	-

Total non-affiliates	$221,541		886,165	$886	$220,655

Total	$714,143		2,856,573	$2,856	$711,286

Other accrued expenses	Other accrued expenses	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Officer - Eric Skae	$8,175	November 2, 2009	32,700	$32	$8,143

Non-affiliates
Preferred Series I holders	$180,944		723,776	$724	$180,220

Total	$189,119		756,476	$756	$188,363

During the period August 31, 2009 to December 31, 2009 the Company received $301,588 in cash for conversion of the following warrants.

Cash exercised warrants
Warrant holder	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital

Director
Director - D Tsiang	August 31, 2009	8,750	$8	$2,179

Non-Affiliates
Preferred Series I holders	From August 31 to December 15, 2009	435,629	436	108,471
Preferred Series J holders	August 31, 2009	14,368	14	3,578
March 2007 Bridge loan	August 31, 2009	143,159	143	35,647
September 2008 Bridge loans	From August 31 to October 20, 2009	117,648	118	29,294
February 2009 Bridge loans	August 31, 2009	36,800	37	9,163
April 2009 Bridge loans	August 31, 2009	450,000	450	112,050

Total non-affliliates		1,197,604	$1,198	$298,203

Total cash exercised warrants		1,206,354	$1,206	$300,382

During the period July 31 to December 31, 2009 the warrant holder exercise a cashless conversion of warrants into common stock as follows:

Warrants converted cashless	Conversion date	Converted common shares	Common Stock at Par	Additional paid in capital
Officers & Directors
Director - R. Scott Ricketts	August 3, 2009	16,420	$16	$4,089
Director - N Russell	July 31, 2009	3,571	4	889
Officer - Eric Skae	November 2, 2009	140,327	140	34,942

Total director & officer		160,318	$160	$39,920

Non-affiliates
Preferred Series I holders	August 2009	602,817	$603	$150,101
Preferred Series J holders	August 2009	5,714	6	1,423
April 2008 Bridge loans	August 2009 to November 2009	57,144	57	14,229
September 2008 Bridge loans	From August 2009 to October 2009	1,021,176	1,021	254,272

Total non-affiliates		1,686,851	$1,687	$420,025

Total		1,847,169	$1,847	$459,945

For the year ended December 31, 2009 the Company issued  common stock for services which included:

	Value per share	Common shares	Common Stock at Par	Additional paid in capital
Shares for services:
Investor Relations	$0.25 to $1.00	325,000	$325	$193,425
Restructuring of Debt	$.025 to $.53	755,000	755	316,795
Debt discount	0.25	360,000	360	89,640
Manufacturing agreement	$0.49	10,000	10	4,890
Marketing programs	$0.25 to $0.65	82,500	83	29,542

Total		1,532,500	$1,533	634,292

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

PREFERRED STOCK

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

PREFERRED STOCK OUTSTANDING

The Company had four series of Preferred shares  that were converted into Common Stock in August 2009.  The total authorization for all classes of Preferred stock is 10,000,000 shares. As of December 31, 2010 and 2009 there were no outstanding  Series A, H, I or J Preferred shares.. Set forth below is a description of each such series or class of Preferred stock.

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

Series I 8% Cumulative Convertible Preferred Stock.  The Company has authorized 1,000,000 shares of preferred stock designated as Series I 8% Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”), $0.001 par value per share, of which 535,000 shares are issued and outstanding.  Each share of Convertible Preferred Stock has a stated value per share of $10 (the "Stated Value").  The Convertible Preferred Stock is senior to the Company’s Common Stock with respect to the right to receive proceeds on liquidation or redemption and is junior to all indebtedness of the Company.  Dividends accrue at the rate of 8% per annum, payable quarterly in cash, and are due and payable unless and to the extent that funds are not legally available to the Company to pay dividends.  Dividends not paid shall accrue on a cumulative basis and are payable upon a Liquidation Event, as defined below, and upon a conversion of the Convertible Preferred Stock, unless converted into Common Stock at the option of the holder.  At December 31, 2009 the Company had accumulated undeclared dividends related to Series I Preferred stock of $58,637. On August 31, 2009 accumulated undeclared dividends related to Convertible Preferred Stock were converted into Common stock of the company at $0.30 per share. At the option of the holder, one share of Convertible Preferred Stock may be converted into 250 shares of Common Stock at any time at a conversion price of $0.80 per share (the “Conversion Price”), subject to anti-dilution and other customary adjustments summarized below.  In the event any dividend shall not be paid in full when due (after a 10-day grace period), then for each quarterly period or portion thereof that such dividend shall not be paid in full, (i) the conversion price will be reduced by $0.05 (5 cents) but shall not be reduced below a conversion price of $0.60 per share (the “Special Conversion Price Adjustment”); and (ii) the dividend rate shall be increased by 50 basis points (1/2 of 1%), but shall not exceed a dividend rate of 10% per annum. As of December 31 2008 the Company was late in payment certain dividends and has accrued $11,737 of additional dividends payable. The Convertible Preferred Stock will convert automatically into shares of Common Stock upon the closing of an underwritten public offering by the Company in which (i) gross proceeds to the Company are equal to or greater than $10 million and (ii) the price per share of the Common Stock sold in such public offering is equal to or greater than the then-current Conversion Price.  At any time after March 12, 2008, the Company has the right to cause the mandatory conversion of the Convertible Preferred Stock into shares of Common Stock if the “Current Stock Price” (as hereinafter defined) exceeds 500% of the then-current Conversion Price in effect in any consecutive 30-day trading period.  This right may be exercised upon written notice delivered within 60 days of the end of such 30-day trading period.  At the sole option of the holder, upon conversion of the Convertible Preferred Stock, accrued and unpaid dividends also may be converted into shares of Common Stock at the Conversion Price.  “Current Stock Price” means the closing sale price (or if no closing sale price is reported, the average of the closing bid and closing ask prices or, if more than one in either case, the average of the average closing bid and average closing ask prices) as reported in composite transactions for the principal United States securities exchange on which the Common Stock is traded or, if the Common Stock is not listed on a United States national or regional securities exchange, as reported on the OTCBB.  The Conversion Price (including the Special Conversion Price Adjustment) is subject to adjustment for stock splits, stock dividends, reverse stock splits, recapitalizations, and classifications. Further, in the event that the Company should issue shares of Common Stock at an effective price per share less than $0.80, the Conversion Price shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of Common Stock at such lower effective price on a fully-diluted basis, provided, however, that no such adjustment shall be made in the case of certain excluded issuances, including (a) shares of Common Stock issued upon conversion of the Convertible Preferred Stock or exercise of the Warrants or in lieu of accrued but unpaid dividends, (b) securities issued upon the exercise of or conversion of convertible securities, options or warrants issued and outstanding on the date of authorization of the Convertible Preferred Stock, provided further that such securities have not been amended thereafter to increase the number of such securities or to decrease the exercise or conversion price of any such securities (other than by the anti-dilution provisions thereof, if any), (c) issuances of equity securities to employees, consultants, landlords or suppliers of or to the Company in one or more transactions approved by the board or in mergers, consolidations, acquisitions, joint ventures or strategic alliances approved by the Board, and (d) issuances of equity securities to commercial banks or other lenders in connection with the Company obtaining loan financing in one or more transactions approved by the Board.

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

Series K 10% Convertible Preferred Stock. On  January 14, 2011, the Company filed a Certificate of Designation of our Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock, par value $.001 per share. The Series K Preferred Stock ranks senior to the common stock, carries a 10% cumulative rate of interest, has a liquidation preference and is convertible into shares of our common stock at $.15 per share, subject to adjustment and anti-dilution protection. The Series K Stock is callable and redeemable by us under certain circumstances. The Series K Stock may be converted by the Company into shares of its common stock if the market price of the common stock is at least 300% of the conversion price for a period of 30 days and at least 200,000 shares have traded each day during such 30 day period. The Series K Preferred Stock has voting rights, voting with the Company’s common stock on an assumed-converted basis. The Certificate of Designation contains additional restrictions on the Company’s operations, including a restriction prohibiting the payment of any dividends on the Company’s common stock without the affirmative consent of the holders of the Stock. The Certificate of Designation was authorized to be amended as set forth in Item 5 – “Recent Sales of Securities

            The Company has reviewed the terms of the preferred stock and concluded that they do not contemplate embedded derivatives under the Derivatives and Hedging Topic of the Codification (ASC Topic 815-10) or liability classification and thus are appropriately classified within stockholders’ equity (deficit).

NOTE 9 - WARRANTS

Set forth below is a description of the Company’s warrants as of December 31, 2010:

Designation / Reason Granted	Original issue date	Shares of Common Stock Upon Exercise	Exercise Price / Share	Expiration Date

Bridge Warrants / Bridge financing (1)	September 2006	21,429	$1.00	September 2011
Marketing Program Development	October 2007	250,000	$1.00	October 2012
Investor Warrants / 2007 Private Placement (1)	March 2007	58,749	$0.40	March 2012
Placement Agent Warrants	March 2007	155,000	$0.80	March 2012
12% Bridge Note Warrants (1)	March 2007	35,000	$1.00	March 2012
Ancillary Warrants	June 2007	5,000	$0.40	June 2012
April 2008 Bridge Notes Warrants (1)	April 2008	15,625	$0.80	April 2013
September 2008 Bridge Note Warrants (1)	September 2008	25,884	$0.85	September 2013
Series J Warrants (1)	December 2008	14,368	$0.87	December. 2013
October 2009 Note Warrants (1)	October 2009	310,000	$0.25	October 2014
Investor Warrants 2009 Private Placement (1)	December 2009	649,999	$0.55	December 2014
Investor Warrants 2009 Private Placement (1)	February 2010	407,727	$0.55	February 2015
Marketing Program Development	March 2010	150,000	$0.49	March 2015

Investor warrants 2009 Private Placement (1)(2)	May 2010	1,499,410	$0.25	May 2015
Investor Warrants 2010 Private Placement (1)	June 2010	1,821,414	$0.45	June 2015
Investor Warrants 2010 Original Issue Discount Private Placement (1)	September/October 2010	2,412,273	$0.25	September, October 2015
Placement agent Warrants (1)	October 2010	266,760	0.25	October 2015

(1)
The exercise price of the warrants and the number of warrant shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits, and similar events. Further, in the event that the Company should issue shares of its Common Stock at an effective price per share less than the then effective exercise price of the warrants, the exercise price and the number of warrant shares subject to such warrants shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of Common Stock and such lower effective price on a non-fully-diluted basis, subject to similar exceptions to those described for such adjustments above with respect to the Convertible Preferred Stock.  The impact of this provision would be to reduce the exercise price.  The warrants contain standard reorganization provisions. Therefore , these warrants are qualified as liability instruments upon issuance.

(2)
In February 2010, the Company issued a side letter to investors in the private placements which closed in December 2009 and February 2010 which effectively amended the terms of the private placements to contain a price protection clause through April 30, 2010.  The price protection clause required the Company to issue additional warrants to these investors, based upon a formula contained in the side letter, in the event that common stock was issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.

During the year ended December 31, 2010, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.49 per share for the payment of certain marketing services.  Such warrants are fully vested with a five year term.  The Company recognized the fair value of these warrants of $54,830 in operating expenses.  The fair value was determined using the Black-Scholes-Merton option valuation model using the following assumptions:

Stock price	$0.49
Term	5 Years
Volatility	98.94%
Risk-free interest rate	2.40%
Exercise price	$0.49
Dividend yield	0.00%

The remainder of the warrants issued by the Company during the year ended December 31, 2010 were issued in connection with the Company’s financing activities and classified as derivative liabilities.

During the year ended December 31, 2009, the Company issued 350,000 warrants to related parties at an exercise price of $0.85 per share, 1,000,000 warrants at an exercise price of $0.85 per share, 1,200,000 warrants at an exercise price of $0.40 per share, 50,000 warrants at an exercise price of $0.65 per share and 350,000 warrants at an exercise price of $0.25 per share. The warrants were issued as an additional consideration in connection with the debt offerings of the Company or for the extension of previously issued loans.  In December 2009, the Company issued 649,999 warrants at an exercise price of $0.55 per share in connection with the December 2009 private placement of equity.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during 2010 and 2009:

	2010			2009
	# Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)	# Warrants	Weighted Average Exercise Price
Warrants outstanding at January 1,	1,831,054	$0.65	2.79	7,250,708	$0.73
Granted during the year	6,557,584	0.38	4.51	3,599,999	$0.58
Exercised during the year	(40,000)	0.25	3.78	(9,013,653)	$0.25
Expired during the year	(250,000)	1.00		(6,000)	$0.40
Warrants outstanding at December 31,	8,098,638	0.42	3.85	1,831,054	$0.65

The Common Stock warrants expire in years ended December 31 as follows:

2011	21,429
2012	503,749
2013	55,877
2014	959,999
2015	6,557,584

Total	8,098,638

     The following table summarizes the fair value of warrants classified as liability instruments, recorded on the consolidated balance sheet as of December 31, 2010 (all of which are calculated using level 3 fair value measurements):

Total Fair Value of
Derivative as of
Offering	December 31, 2010
2006 and 2008 Bridge Financing	$3,387
Warrants issued to Series I and J Preferred Stock holders	3,445
October 2009 notes	26,056
February 2010 stock and warrant issuance	230,246
April 2010 stock and warrant issuance	175,464
September 2010 notes	140,084
Warrants issued to vendors	15,589
$594,271

        The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) during 2010:

Balance December 31, 2009	$110,000

Adjustment for fair value of warrant liabilities as of January 1, 2010	549,305

Fair value at date of issuance:
February 2010 stock and warrant issuance	652,305
April 2010 stock and warrant issuance	643,328
September 2010 notes	345,440
Warrants issued to vendors	7,414
1,648,487

Reclassification of derivative liability on warrant exercised	(14,560)

Change in fair value of derivative instruments included in net loss in 2010	(1,698,961)

$594,271

NOTE 10 – STOCK OPTIONS

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of Common Stock that may be granted is 500,000, amended to 325,000 in 1999.  The 1996 Plan provides that shares granted come from the Company’s authorized but unissued Common Stock.  The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.  The options expire ten years from date of grant.  At the Company’s Annual Meeting held on December 10, 2004, the Company’s stockholders approved the 2004 Stock Option Plan (the "2004 Plan").  At the Company’s Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of Common Stock that may be granted to 2,000,000 under all plans.  At the Company’s Board of Directors meeting on June 27, 2008, the Board approved a new Stock Option Plan (the “2008 Plan”) for a total of 2,000,000 additional shares.  At the Company’s Board of Directors meeting held on February 2, 2010, the Board approved an a new Stock Option Plan (the “2010 Plan”) for a total of 3,000,000 additional shares. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant.  The option vesting period is determined by the Board of Directors at the time of grant and ranges from immediately to five years.  A total of 2,468,375 shares are available for stock grants under all plans, or 3% of the Company’s issued and outstanding Common Stock as of December 31 2010, assuming all options under all plans were granted and exercised.

The Company granted 1,390,000 and 1,170,000 stock options during the years ended December 31, 2010 and 2009, respectively.

The summary of activity for the Company's stock options is presented below:

	2010	Weighted Average Exercise Price	2009	Weighted Average Exercise Price

Options outstanding at beginning of year	2,958,250	$0.75	2,418,052	$1.11
Granted	1,390,000	$0.39	1,170,000	$0.76
Exercised	-		-	-
Terminated/Expired	(809,500)	$0.67	(629,800)	$1.41

Options outstanding at end of year	3,538,750	$0.65	2,958,250	$0.75

Options exercisable at end of year	1,606,814	$0.72	1,380,850	$0.90

Options available for grant at end of year	2,468,375		471,948

Price per share of options outstanding		$0.40 to 3.00	$0.49 to $3.00

Weighted average remaining contractual lives of all options	8.1 years		6.0 years

Weighted Average fair value of options granted during the year		$0.38		$0.76

The Common Stock options expire as follows:

2011	1,500
2012	10,000
2013	-
2014	-
2015	-
After 2015	3,527,250
3,538,750

The aggregate intrinsic value of the options outstanding at December 31, 2010 was approximately $2,308,000 and the aggregate intrinsic value of the exercisable options outstanding at December 31, 2010 was $1,153,000 both with a weighted average remaining contract term of 6.0 years.

Share-based compensation cost has been recognized for the stock options and restricted stock granted to employees and vendors for the years ended December 31, 2010 and 2009 of $248,868 and $468, 993, respectively.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $1,008,000 and $713,000 as of December 31, 2010 and 2009, respectively, with an average forfeiture life of 6.7 years at December 31, 2010.

The Company granted 100,000 restricted shares of Common Stock during 2007 to Mr. Pinkowksi that vested ratably over a 5 year period commencing on December 31, 2007.  These restricted shares were valued on the grant date at $56,000 using liquidating discount of 60%.  On October 9, 2009 the Company entered into an agreement with Mr. Pinkowski, the former President of Nutritional Specialties Inc., which vested all the shares granted in 2007 and was expensed as part of discontinued operations. Stock based compensation cost of $0 and $33,603 was recorded in discontinued operations in 2010 and 2009 respectively.

NOTE 11 – GAIN ON EXTINQUISHMENT OF DEBT

Contemporaneous with the sale of the nutraceutical businesses, the Company agreed with California Trust Company, the successor to Vineyard Bank, to pay $3,600,000 in complete and full settlement of the debt and accrued interest due the bank in the amount of $3,924,988.  This resulted in a gain on extinguishment of $324,988 in October 2009.

NOTE 12 – DISCONTINUED OPERATIONS

On July 23, 2009 and subject to shareholder approval, the Company’s Board of Directors unanimously approved entry into an asset purchase agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation (the “Asset Sale”) to sell substantially all the rights and assets our subsidiary, Nutritional Specialties, Inc. including the Lifetime ® and Baywood brands of products.  On July 24, 2009, the Company entered into an asset purchase agreement, and submitted to a vote for approval by the Company’s stockholders.  On August 6, 2009, a majority of the Company’s stockholders approved the Asset Sale.  The Asset Sale closed on October 9, 2009.

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
In June 2010, the Company, without agreeing to Nutra’s position, agreed to reduce the amount of the hold-back due to the Company by $50,000 to settle a dispute with Nutra regarding the net asset value acquired by Nutra under the Agreement in exchange for an immediate payment of $200,000.  The $50,000 reduction in the hold back was reflected as a loss on discontinued operations in the year ended December 31, 2010.

Results of operations from the discontinued business for the period from January 1, 2009 to October 9, 2009 and for the year ended December 31, 2010 are as follows:

	2010	2009
Sales	$-	$11,269,457
Operating expenses	55,113	13,188,396
Income from discountinued operations	$(55,113)	$(1,918,939)

The sale of the nutraceutical business resulted in a loss as of December 31, 2009 as follows:

Proceeds on sales	$8,250,000
Adjustment in proceeds for:
Change in assets	327,807
Severance for employees	45,498
Net assets sold, including intangible asset prior to impairment of $3,250,000 initially recorded in April 2009	(6,602,799)
Less payments made to:
Trade payables	(1,590,119)
Employees	(78,124)
Professional services and closing cost	(584,860)
Loss on sale of nutraceutical businesses	$(232,598)

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

NOTE 14 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Net deferred tax assets totaling $13,103,000 at December 31, 2010 were offset by a valuation allowance of $13,103,000.  The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $13,105,000 of the net deferred income tax assets.  The deferred income tax assets are comprised of the following at December 31:

	2010	2009
Deferred income tax assets:
Deferred compensation	$71,000	$100,000
Stock based compensation	91,000	485,000
Operating assets	14,000	23,000
Settlement of lawsuit	-	20,000
Net operating loss carryforward	13,105,000	8,913,000
Total deferred income tax assets	13,281,000	9,541,000
Deferred income tax liabilities:
Intangible assets	(178,000)	(237,000)
Valuation allowance	(13,103,000)	(9,304,000)
Net total	$0	$0

At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $34,244,000 and $26,860,000, respectively. The federal net operating loss carryforwards expire in 2013 through 2030 and state loss carryforwards expire 2011 through 2020.

The valuation allowance was increased by $3,799,000 during the year ended December 31, 2010.  The current income tax benefit of $3,799,000 and $2,463,000 generated for the years ended December 31, 2010 and 2009, respectively, was offset by an equal increase in the valuation allowance.  The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards and other deferred income tax items.

The Company's ability to utilize the net operating loss carryforwards in future years will be significantly limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred in the prior years. The Company's NOL may be further limited should there be any further changes in ownership. As defined in Section 382 of the Internal Revenue Code, the Company who has undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company's NOLs which may be utilized to offset future taxable income in any one year.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2010, the Company has no unrecognized uncertain tax positions, including interest and penalties.

The tax years 2007-2010 are still open to examination by the major tax jurisdictions in which the Company operates.

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	2010		2009
Federal statutory rates	$(3,291,000)	(34%)	$(3,716,000)	(34)%
State income taxes	(677,000)	(7%)	(765,000)	(7)%
Change in valuation allowance for operating loss carryforwards	3,799,000	40%	2,463,000	23%
Reduction in valuation allowance for reduced operating loss carryforwards			2,018,000	18%
Expiration of state NOLs	125,000	1%
Other	393,000	4%
Permanent differences changes in derivative	(349,000)	(4%)
Effective rate	-	0%	-	0%

NOTE 15 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2010, the title reflects the position held by the individual as of April 30, 2011:

Officer/Director	Notes Payable			Accrued Salaries &
	Amount	Accrued Interest	Earn-out Amount	Bonus Amount

Eric Skae, C.E.O. & President	$50,000		$585,000	$112,506

O. Lee Tawes, III Director	$727,273	$52,597

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2009:

Officer/Director	Notes Payable		Accrued Salaries & Bonus
	Amount	Accrued Interest	Amount
Eric Skae, C.E.O. & President	$-	$-	$62,500
Neil Reithinger, Former C.O.O. & C.F.O.	$-	-	$76,900
O. Lee Tawes, III Director	$150,000	$3,847	$-

In April 2010 Mr. Tsiang, the Chief Financial Officer of the Company exercised a warrant to acquire 40,000 Common Shares in the Company for $10,000.

In April 2010 Mr. Skae, the Chief Executive Officer and Chairment of the Board of Directors of the Company, entered into a $50,000 0% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In April 2010 Mr. Tawes, a Director of the Company, entered into a $50,000 10% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In May 2010 Mr. Tawes, a Director of the Company, entered into a $300,000 15% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In September 2010 Mr. Tawes, a director of the Company participated in the above mentioned private placement and is the holder of a promissory note with an original issuance price of $200,000 and a face value of $227,273.  Such holder also received warrants to purchase 272,727 shares of common stock.  Accordingly, the note issued to the director and related warrants were initially recorded at $157,887 and $42,113, respectively. During the year ended December 31, 2010, the Company recognized $69,386 in amortization of debt discount on this note. This note has been classified in notes payable to related parties (see Note 5).

In February 2009 Mr. Tawes, a director, participated in a private placement of Units, referred to as the February 2009 Bridge Financing, by acquiring .25 units.  Each Unit consisted of (i) $100,000 principal amount of 12% Subordinated Notes and (ii) Warrants to purchase 100,000 shares of the Company’s Common Stock at a price per share of $0.85 with an expiration date of February, 2014.  The value of the warrants was $15,325 and was  accounted for as debt discount. This note was converted into Common Stock, see October 14, 2009 transaction below.

On March 20, 2009, the Company entered into a transaction with Eric Skae, the Company’s Chief Executive Officer and Chairman of the Board, whereby it issued to Mr. Skae an 18% Subordinated Note, with an effective date of March 17, 2009, for a principal amount of $325,000 and a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.85 per share, with an expiration date of March 20, 2014.  The value of the warrant was $31,285 and will be accounted for as debt discount.  The Note was due on April 12, 2009, unless due earlier in accordance with the terms of the Note. This note was converted into Common Stock, see November 2, 2009 transaction below.

On March 26, 2009, the Company entered into a transaction with Mr. Tawes, a member of the Company’s Board of Directors, whereby Mr. Tawes provided financing to the Company in the amount of $113,357 in exchange for a 12% Subordinated Note and a warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $0.85 per share, with an expiration date of March 26, 2014.  The value of the warrant was $39,727 and will be accounted for as debt discount. The Note was due on September 26, 2009. This note was converted into Common Stock, see October 14, 2009 transaction below.

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

On November 2, 2009, Mr. Skae, the Chief Executive Officer and Chairman of the Board of Directors agreed to convert all of his outstanding notes totaling $1,374,281, including accrued interest of $192,582, and accrued expenses of $8,175 into an aggregate of 6,300,168 shares of the Company’s common stock at a conversion rate of $0.25 per share.

NOTE 16 - LEASE OBLIGATIONS

The Company leases its offices and warehouse under various operating leases that expire in 2011 through 2013.  These leases may be canceled at the option of the Company on September 30, 2010; the Company has notified the landlord of its intention to cancel on January 20, 2010 that we were cancelling our lease as of September 30, 2010. Rent expense under the Arizona lease was $40,500 and $53,670 for the years ended December 31, 2010 and 2009, respectively.

The Company leases certain equipment under various capital leases that expire in 2011 through 2014.  Rent expense under these equipment leases was $22,153 and $47,328 for the years ended December 31, 2010 and 2009, respectively.

Nutritional Specialties’, which lease has been classified as a discontinued operation and assumed by the acquirer on October 9, 2009, principal office and warehouse is located in leased space of approximately 10,381 square feet of office space under an operating lease that expired on June 30, 2010.  Rent expense under this lease was $91,394 for the year ended December 31, 2009 which was offset by a sublease rent of $21,801.

Baywood New Leaf Acquisition principal office was located at Dutch Hill Road, Orangeburg, NY 10962 and leased approximately 1,050 square feet of office space under a non-operating month-to-month lease.  Rent expense under this lease for the year ended December 31, 2010 and 2009 is $7,481 and $19,569 respectively.

On March 8, 2010, the Company entered into a lease for 2,690 square feet of office space in a building located at One DeWolf Road, Old Tappan, New Jersey. The lease is for the period March 15, 2010 to April 15, 2013 with two options to renew for additional three year periods. Rent expense under this lease for the year ended December 31, 2010 is $43,143.

The future minimum lease obligations for the remaining terms of the leases are as follows:

	New Jersey	Equipment
2011	$48,081	$23,882
2012	$49,429	$18,215
2013	$12,441	$4,346
2014	-	$2,349

NOTE 17 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

From continuing operations the Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include primarily ready-to-drink beverages.  The Company operates in one reportable segment and holds all of its assets in the United States.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Ready-to-Drink Beverages	2010	2009
United States	$4,161,181	$2,973,263
Canada	27,790	411,669
Other international	68,390	72,236
Total Ready-to-Drink Beverages	$4,257,361	$3,457,168

NOTE 18 - CREDIT RISK AND OTHER CONCENTRATIONS

As of December 31, 2010, two customers each accounted for 24% and 24% of trade accounts receivable, respectively.  As of December 31, 2009, three customers each accounted for 17% 16% and 16% of trade accounts receivable, respectively.  For the year ended December 31, 2010, there was one customer with 22% of total sales and for the year ended December 31, 2009, there was one customer with 19% of total sales. The loss of this customer would have a material impact on the operations of the Company.

From time to time, the Company’s bank balances exceed federally insured limits.  At December 31, 2010, the Company had no bank balance in excess of federally insured limits. At December 31, 2009, the Company had $1,021,000 bank balances in excess of federally insured limits.

The Company is dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately.  As of December 31 2010 and 2009, we utilized one contract manufacturer and one manufacturer supplier.  For the periods ended December 31, 2010 and 2009, we purchased 32% and 32% respectively, of our raw material goods from two manufacturers.

NOTE 19 – CONTINGENCIES

    On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties.  Farmatek alleges breach of contract and a violation of California Business and Professional Code.  Farmatek was seeking $4,000,000 plus punitive damage costs.  In February 2009, we reached a settlement with Farmatek to pay Farmatek an aggregate of $250,000 over the following twelve months.  We paid $41,332 and $200,000 during 2010 and 2009 respectively and the remaining $8,668 is in accrued liabilities in the accompanying consolidated balance sheet at December 31, 2010.  Further disputes arose between the parties following the settlement, and Farmatek accepted a payment of $13,826 on January 24, 2011 in full settlement of all outstanding amounts.

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

    On December 7, 2009, we received a demand notice for payment for $822,920 from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, we offered to settle any claims against us in this matter for cash and restricted common stock.  Our offer lapsed before it was accepted.  We intend to continue to attempt to negotiate a settlement for this debt.  We have accrued for this payment of $822,920 as of December 31, 2010 as a short term note payable.  On July 7, 2010, the Company was served with a Complaint demanding payment of the remaining balance of a $1,200,000 note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc. The parties have attended mediation and we are hopeful that this may be amicably resolved.

    On March 12, 2010, we were notified that we were named as a defendant in lawsuit in the United States District Court, Eastern District of Texas,  brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier.  On March 23, 2011, Vitro Packaging alleges we owed unpaid accounts payable and is seeking payment of approximately $345,000.  The Company has entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275.06 until after May 16, 2011.

In December 2010, the Company’s Chief Operating Officer, William Sipper, resigned following an alleged incident involving a prospective employee of the Company. The Company has turned the matter over to its insurance carrier. Management believes its insurance is adequate to cover any liability in connection with the claim and takes the position that any acts by Mr. Sipper were done outside the scope of his employment.

NOTE 20 - SUBSEQUENT EVENTS

On January, 12th 2011 the Company’s OID  noteholders agreed to extend the maturity of their notes to January 17th, 2011. In granting the extensions to January 17, 2011 the OID note holders received 743,864 Common Shares in the Company, as this exchange was to extend the  term of the debt the Company accounted for the extension as a material modification and recognized a loss on extinguishment of debt of $117,611 in January 2011.

On January 14th, 2011 the Company received consent from all September OID noteholders to:

●	Lower the amount of a “Qualified Offering” to $1,200,000.”
●	Extend the “Maturity Date” to “January 21, 2011.”
●	Waive the full ratchet on their Warrant

On January 21 , 2011,  the Company completed a unit offering of  an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and  three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to 11 accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an  aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are 5 year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement that the Company is obliged to file (see below) and are exercisable to purchase an aggregate of 4,049,999 shares of common stock.   The Series Z Warrants are five year warrants whose effectiveness is conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable as further described below.  The offering was made under Rule 506 under the Securities Act of 1933, as amended, and was made exclusively to “accredited investors”. As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into the Company’s Series K Preferred Stock. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,081,176, were automatically converted into 83.16 shares of the Company’s Series K Preferred Stock and were issued X,Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants). To consummate the private placement we incurred placement agent fees of $72,435 and issued 361,000 series X warrants similar to those described previously.

On January 21, 2011, O. Lee Tawes, a director of the Company, lent the Company an aggregate of $75,000 for which he received a demand promissory note bearing interest at the rate of 12% per annum. Mr. Tawes lent the Company an additional $30,000 on February 24, 2011 for which he received a promissory note bearing interest at the rate of 0% per annum. Mr. Tawes converted the second promissory note into shares of common stock in the April 29, 2011 private placement closing described above at Item 5 under "Recent Sales of Unregistered Securities."

On February 24, 2011, Eric Skae, the Company's CEO and a director, lent the Company an aggregate of $12,500 for which he received a demand promissory note bearing interest a the rate of 0% per annum.

Also on February 24, 2011, David Tsiang the Company's CFO, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest a the rate of 6% per annum.

On February 8, 2011, the Company agreed to issue for investor relation services rendered 1,000,000 common shares. The initial aggregate value of these shares were valued at the closing market price on February 8, 2011 of $0.14 per share.

On April 29th, 2011 the Company:

(a)	received majority consent to:

Amend the Certificate of Designation the Corporation for the Series K Preferred Stock (the “Certificate of Designation”)

●	to eliminate the full ratchet anti-dilution provision contained in Section 6(a)(ii), “Subsequent Equity Sales,”
●
to add the following clause to paragraph (f) of Section 9, “Protective Provisions,” to expand the definition of “Permitted Indebtedness”to include an asset-based credit line or factoring agreement pursuant to which the Company may obtain loans in an amount of up to $1.5 million,”; and

Amend the Registration Rights Agreement, dated as of January 21, 2011, between the Corporation and each of the several purchasers signatory thereto be, and hereby is, amended to eliminate Section 2(b) thereof in its entirety in order to remove the liquidated damages provisions from the agreement; and

(b)
The Company closed a private placement of common stock with certain accredited investors. The Company agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 6,866,667 shares of our common stock.  Gross proceeds from the private placement were approximately $515,000.

(c)
The Company closed an offer to existing Preferred K shareholders to convert their preferred shares into common stock at a  negotiated price based upon a formula of 112% of original investment/ $0.10. Of the original 217.77 Preferred K Shares, the investors converted 187.61 Preferred Shares into 52,531,893 shares of common stock. The intrinsic value of the change in the conversion price of the preferred series K shares to common is $1,701,000. The intrinsic value of this exercise price in relationship to market value was $156,000.

(d)
The Company closed an offer to existing X, Y and Z warrant holders to exercise their warrants into common stock at $0.075 per share. 6,666,665 X, Y and Z warrants were converted in the process and  a warrant holder also surrendered 6,400,000 on the same day.

The Company closed a private placement of common stock with certain accredited investors. The Company agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 1,988,889 shares of our common stock.  Gross proceeds from the private placement were approximately $895,000, of which $345,000 was received in January and February 2011.

Subsequent events were evaluated by the Company through the date the financial statements were issued. There were no other events that occurred subsequent to December 31, 2010 that would require recognition in the Company's consolidated financial statements.