Form 10-Q/A
period 2010-03-31
New Leaf Brands, Inc.
filed 2011-07-13
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 12, 2010, there were 67,076,288 shares of our common stock, $0.001 par value, outstanding.

EXPLANATORY NOTE REGARDING RESTATEMENT

New Leaf Brands, Inc is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, originally filed May 17, 2010 (the “Original Filing”) to amend and restate the following previously-filed condensed consolidated financial statements (and related disclosures) (the “Restatement”): (1) our condensed consolidated balance sheet as of March 31, 2010 and the related condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2010 contained in Part I Item 1 of this Amendment; and (2) management’s discussion and analysis of our financial condition and results of operations as of and for the quarter ended March 31, 2010 contained in Part I, Item 2 of this Amendment. Subsequent to the filing of the Company’s Form 10-Q for the quarter ended March 31, 2010, Management identified that there were errors in the recording of derivative liabilities for the quarter ended March 31, 2010 and therefore our unaudited condensed consolidated financial statements required restatement. The Company has restated its March 31, 2010 information to correct the error noted above. Refer to Note 1 to the condensed consolidated financial statements included in Item 1 for further discussion of the Restatement.

Financial information related to the interim period ended March 31, 2010 included in the reports on Form 10-Q previously filed by us and all related earnings press releases and similar communications issued by us related to these periods, should not be relied upon and in the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

NEW LEAF BRANDS, INC.

PART I – FINANCIAL  INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

New Leaf Brands, Inc
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(As Restated)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$141,971	$1,547,924
Accounts receivable, net of allowances for uncollectible of $76,023 at March 31, 2010 and $90,000 at December 31, 2009	711,221	206,223
Inventory	1,316,129	485,889
Prepaid expense	77,147	17,905
Escrow deposit on sale of discontinued operations	250,000	250,000

Total current assets	2,496,468	2,507,941

Property & equipment, net	117,267	111,031

Intangible assets, net	4,077,698	4,198,324

Total assets	$6,691,433	$6,817,296

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,912,633	$1,282,793
Accrued liabilities	1,096,640	605,135
Accrued liabilities related party	352,601	403,247
Interest payable	60,968	53,969
Short-term notes	1,474,000	1,429,000
Notes payable to related party	120,157	90,727
Current portion of long-term debt	1,080,759	1,125,908
Derivative liabilities	-	110,000

Total current liabilities	6,097,758	5,100,779

Long-term debt	52,342	52,342
Derivative liabilities	508,596
Total long-term liabilities	560,938	52,342

Total liabilities	6,658,696	5,153,121

Commitment & Contingencies (Note 13)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, convertible 10,000,000 shares authorized	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, issued and outstanding: 66,430,535 at March 31, 2010 and 63,105,477 at December 31, 2009	66,430	63,105
Additional paid-in capital	34,698,022	33,706,045
Accumulated deficit	(34,731,715)	(32,104,975)

Total stockholders' equity	32,737	1,664,175

Total liabilities and stockholders' equity	$6,691,433	$6,817,296

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2010	2009
	(As Restated)

Net Sales	$954,549	$701,789

Cost of Sales	679,699	626,579

	274,850	75,210

OPERATING EXPENSES:
Shipping & handling	120,798	66,102
Marketing expenses	1,186,889	630,442
General & administrative	1,539,545	449,180
Depreciation & amortization	129,356	117,126

Total operating expenses	2,976,588	1,262,850

Loss from continuing operations	(2,701,738)	(1,187,640)

OTHER INCOME (EXPENSE):
Miscellaneous (expense), net	(4,288)	3,347
Loss on settlement of accounts payable and extinguishment of long-term debt	(75,378)
Interest expense, net	(68,297)	(269,496)
Amortization of debt discount & deferred financing cost	(74,430)	(715,735)
Change in fair value of derivative liabilities	297,391	(280,000)

Total other income (expense), net	74,998	(1,261,884)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,626,740)	(2,449,524)

PROVISION FOR INCOME TAXES	-	-
LOSS FROM CONTINUING OPERATIONS	(2,626,740)	(2,449,524)
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations	-	567,717
Provision for income taxes	-	-

Income (loss) from discontinued operations	-	567,717

NET LOSS	$(2,626,740)	$(1,881,807)

DIVIDENDS ON PREFERRED STOCK	-	113,988

NET LOSS PER SHARE – BASIC AND DILUTED	$(2,626,740)	$(1,995,795)
Net Loss per Share – Basic and Diluted
Continuing operations	$(0.04)	$(0.31)
Discontinued operations	$-	$0.07
Net loss per share-basic and diluted	$(0.04)	$(0.24)

WEIGHTED AVERAGE SHARES OUTSTANDING	63,834,295	8,393,173

 See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three months ended March 31,
	2010	2009
Operating Activities:	(As Restated)
Continuing operations
Net Loss from continuing operations	$(2,626,740)	$(2,449,524)
Adjustments to reconcile net loss from continuing extinguishment of operations to net cash used in continuing operating activities:
Loss on settlement of accounts payable and long-term debt	75,378	-
Depreciation & amortization	203,786	832,861
Warrants issued for services	54,830	-
Stock based compensation expense	51,575	20,607
Common Stock issued for services	1,018,226	75,000
Change in fair value of derivatives liabilities	(297,391)	280,000
Changes in assets & liabilities:
Accounts receivable	(504,998)	(319,726)
Inventory	(830,240)	(242,673)
Prepaid expenses	(59,242)	28,150
Accounts payable	793,620	(325,882)
Accrued liabilities	447,858	893,981
Net cash (used in) continuing operations	(1,673,338)	(1,207,206)

Discontinued operations
Net Income from discontinued operations	-	567,717
Adjustments to reconcile net income from discontinued operations to net cash used in discontinued operating activities:
Depreciation & amortization	-	27,198
Stock-based compensation expense	-	13,594
Changes in current assets & liabilities	-	(8,473)
Net cash provided by discontinued operations	-	600,036
Net cash (used in) operating activities	(1,673,338)	(607,170)

Investing Activites:
Continuing operations
Purchase of property and equipment	(14,965)	(1,250)

Discontinued operations
Purchase of property and equipment	-	(2,120)

Net cash (used in) investing activities	(14,965)	(3,370)

Financing Activities:
Proceeds from notes payable	-	863,357
Net proceeds from sale of common stock	327,500	-
Payments on line of credit, net	-	(956)
Principal payments on notes payable	(45,150)	(128,347)

Net cash provided by financing activities	282,350	734,054

Change in cash & equivalents	(1,405,953)	123,514
Cash & cash equivalents at the beginning of period	1,547,924	98,410
Cash & cash equivalents at the end of period	141,971	$221,924

Supplemental disclosures:
Cash paid during the period for:
Interest	$70,925	$132,523

NONCASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	-	113,988
Conversion of preferred stock to common stock	-	23,558
Settlement of accounts payable for common stock	163,781	-
Common stock issued in lieu of dividends	-	942
Value of warrants issued in relationship to debt	-	496,153
Issuance of warrants in connection with common stock and debt offerings	695,987	-

See accompanying notes to the condensed consolidated financial statements

Restatement of Prior Period Amounts

In preparing its financial statements New Leaf Brands, Inc identified certain  errors related to accounting for derivative liabilities. These errors resulted in the overstatement of accumulated deficit and the understatement of derivative liabilities for the quarter ended March 31, 2010.

            The Company recorded an adjustment for the fair value of warrant liabilities of $549,305 as an adjustment to its opening balance of additional paid-in capital as of January 1, 2010.

The following table summarizes the adjustments to the Company’s Consolidated Statements of Operations and Cash Flows for the quarter ended March 31, 2010.The Consolidated Balance Sheet at March 31, 2010 was revised to reflect the effect of this error which resulted in an decrease in Accumulated deficit of $107,013.

Condensed Consolidated Balance Sheet — March 31, 2010

	As previously
	Reported	Adjustment	As Restated
	(In thousands)

Derivative liabilities	$20	$489	$509
Total liabilities	6,170	489	6,659
Additional paid-in capital	35,294	(596)	34,698
Accumulated deficit	(34,839)	107	(34,732)
Total stockholder’s equity (deficit)	521	(489)	32
Total liabilities and stockholders’ equity (deficit)	6,691	(-)	6,691

Condensed Consolidated Statement of Operations — Three Months Ended March 31, 2010

	As previously
	Reported	Adjustment	As Restated
	(In thousands)

Change in fair value of derivative liabilities	$115	$182	$297
Loss on settlement of accounts payable and extinguishment of long-term debt	(-)	(75)	(75)
Total other income (expense), net	(32)	107	75
Net loss from continuing operations before provision for income taxes	(2,734)	107	(2,627)
Net loss available to common stockholders	(2,734)	107	(2,627)
Net loss per share basic and diluted	(0.04)	—	(0.04)

Condensed Consolidated Statement of Cash Flows — Three Months Ended March 31, 2010

	As previously
	Reported	Adjustment	As Restated
	(In thousands)

Net loss from continuing operations	$(2,734)	$107	$(2,627)
Changes in fair value of derivative liabilities	(115)	(182)	(297)
Loss on settlement of accounts payable and extinguishment of long term debt	-	75	75

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of New Leaf Brands, Inc. (“New Leaf” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with New Leaf’s audited financial statements for the fiscal year ended December 31, 2009, included in New Leaf’s Annual Report filed on Form 10-K for such fiscal year.

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements of Baywood International, Inc., effective October 16, 2009,  of New Leaf Brands, Inc. (“New Leaf” or the “Company”).  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

On July 24, 2009, the Company entered into an Asset Purchase Agreement (“the Agreement”) with Nutra, Inc., a subsidiary of Nutraceutical International Corporation.   Pursuant to the Agreement, the Company sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business, including but not limited to its accounts, notes and other receivables, inventory, tangible assets, rights existing under assigned purchase orders, proprietary rights, government licenses, customer lists, records, goodwill and assumed contracts.  Certain rights and assets were excluded from the purchased assets, including the right to market, sell and distribute beverages as described in the Agreement. In exchange for the foregoing, Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000 in cash, less payment of liabilities, a $250,000 retention and certain pre-closing working capital adjustments.  Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807.   The asset sale contemplated by the Agreement closed on October 9, 2009.  Included in the purchase price is a $250,000 hold-back, of which the proceeds are being held by Nutra, Inc.  No later than six months after the closing date, or April 9, 2010, if Nutra, Inc. determines that there is a material difference between the actual net asset value and the net asset value at closing, it may prepare a written statement setting forth the calculation of the actual net asset value and that amount may be deducted from the hold-back.  On March 18, 2010, the Company received a letter from Nutra indicating their intent to withhold certain funds from the hold-back, however the letter did not specify a dollar amount.  The Company has challenged Nutra’s letter and believes that most or all of these hold-back funds will be received. The remaining receivable of $250,000 is included in the accompanying condensed consolidated balance sheet at March 31, 2010. On June 30, 2010 the Company and Nutra, Inc. agreed to reduce the retention to $200,000 for immediate payment of the retention and recognized a loss of $50,000 at that time.

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

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, the Company had negative net working capital of $3,601,290  and an accumulated deficit of $34,731,715 at March 31, 2010.  The Company has not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$828,709	$91,351
Finished goods	487,420	394,538

Totals	$1,316,129	$485,889

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

The brand value (including Trademarks and Trade Names) of continuing operations is being amortized over a ten-year period.  Amortization expense for the quarters ended March 31, 2010 and 2009 was $120,626 and $112,500, respectively.

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

Warrant  Liabilities and Other Derivative Financial Instruments

Derivatives are recognized at fair value as required by ASC 815 “Derivatives and Hedging” (“ASC 815”).  ASC 815 affects the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions).  For example, warrants with such provisions will no longer be recorded in equity.  Down-round provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price.  The Company evaluated whether its warrants contain provisions that protect holders from declines in its stock price or otherwise could result in modiication of either the exercise price or the shares to be issued under the respective warrant agreements.  The Company determined that a portion of its outstanding warrants contained such provisions thereby concluding they were not indexed to the Company’s own stock.

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

The Company originally estimated the fair value of these warrants using a Black-Scholes-Merton valuation model. The same valuation model approach is applied to the market price of the Company’s common stock at January 1, 2009, December 31, 2009 and March 31, 2010 to determine the amount of the derivative relative to the down round protection. The fair value of these derivatives at December 31, 2009 was $110,000 and at March 31, 2010 was $508,596. The change in this derivative value is included in the consolidated statement of operations as a change in fair value of derivative liabilities. The Company considers these derivative instruments as used for the purpose of securing financing.

In August 2009, pursuant to agreements between the Company and individual warrant holders, the Company offered the warrant holders the opportunity to exercise their warrants at an exercise price of $0.25 per share or to exercise their remaining warrants on a cashless basis into common shares.

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

During December 2009, the Company commenced a private placement offering of common stock and warrants with certain accredited investors. On February 16, 2010, the Company issued a side letter agreement to the shareholders of this offering which included down round protection through April 30, 2010 in which additional shares of common stock and/or warrants would be issued, subject to certain conditions in the side letter agreement. As of April 6, 2010, the Company initiated a new private placement offering where the terms are more favorable than the December 2009 private placement offering.  Shareholders who participated in the December 2009 offering will receive an aggregate of 1,499,410 additional warrants with an exercise price of $0.45 per warrant.

The fair value of the derivative payable associated with the private placement in the side letter as of the grant date of February 8, 2010 was $25,000. The fair value of the derivative liabilities as of March 31, 2010 and December 31, 2009 was $508,596 and $110,000, respectively. The decrease in fair value of the Company’s derivative liabilities resulted in a gain of $297,000 for the three months ended March 31, 2010 and is included in the change in fair value of the derivative liabilities. The gain includes a decrease in the derivative liabilities due to the passage of time.

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

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) for the three months ended March 31, 2010:
Balance December 31, 2009	$110,000
Adjustment for fair value of warrant liabilities as of January 1, 2010	549,305
Fair value at date of issuance:
February 2010 stock and warrant issuance	146,682
Change in fair value of derivative instruments included in net loss	(297,391)
Balance March 31, 2010	$508,596

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

NOTE 4 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

The Company generates its revenues from numerous customers, primarily in the United States.  The Company’s product lines include ready-to-drink beverages.  The Company operates in only one reportable segment and holds all of its assets in the United States. The sales of nutritional and dietary supplements for the three months ended March 31, 2009 was $3,702,506, and are included in the results of discontinued operations.  The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the three months ended March 31:

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

NOTE 6 – NOTES PAYABLE TO RELATED PARTY

Notes payable to related parties  at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
Description	2010	2009
Unsecured note payable to a director, with a face amount of $150,000 bearing interest which is payable at maturity, at 10% per annum.	150,000	150,000

Less: debt discount	(29,843)	(59,273)

Total notes payable to related party	$120,157	$90,727

Interest expense for the three months ended March 31, 2010 and 2009 amounted to $3,750 and $215,584, respectively, for notes payable to related party.  The weighted average financing rate for all related party borrowings amounts to 10% for 2010 and 22% for 2009.

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

The following is a schedule of principal maturities for the next five years and the total amount thereafter on this related party note as of March 31, 2010:

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

NOTE 7 - SHORT-TERM DEBT

Short-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
Description	2010	2009
Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest at 10%, which is payable at maturity on May 24, 2010. The notes are secured by the Company’s accounts receivable and inventory. (A)	$1,500,000	$1,500,000
Less: debt discount	(26,000)	(71,000)
Total Short-term Debt	$1,474,000	$1,429,000

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

NOTE 8 - LONG-TERM DEBT

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
Description	2010	2009

Notes payable bearing interest at 8% per annum, unsecured and matured on March 31, 2009	$87,500	$87,500
Note payable bearing interest at 8% convertible into common stock of the Company, unsecured and matured on March 31, 2009	125,000	125,000
Notes payable bearing interest at 28% per annum, unsecured and matures June 2010.	24,712	64,862
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013	822,920	822,920
Equipment loan bearing interest at 11% per annum, matures in November 2013	65,459	65,459
Note Payable bearing interest at 12%, unsecured and matures October 2010	7,510	12,510

Total long-term debt	1,133,101	1,178,251
Less: current maturities	1,080,759	1,125,909
Long-term debt	$52,342	$52,342

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

NOTE 9 - STOCKHOLDERS’ EQUITY

2009 RESTRUCTURING

During the third and fourth quarters of the fiscal year ended December 31, 2009, the Company initiated a restructuring of its balance sheet by converting its preferred stock and accrued dividends into common stock, offering to convert debt into common stock and offering to convert warrants into common stock.  On October 20, 2009, pursuant to the approval by the Company’s preferred stock holders and the Board of Directors, the Company filed Certificates of Amendment to the Certificates of Designation of its Class A Preferred Shares (the “Series A Preferred Stock”), its Series I 8% Cumulative Convertible Preferred Stock (the “Series I Preferred Stock”), and its Series J 6% Redeemable Convertible Preferred Stock (the “Series J Preferred Stock”) (together, the “Amendments”).  The Amendments have the effect of causing the outstanding shares of its Series A, Series I and Series J Preferred Stock to be converted into shares of its common stock, with an effective date of August 31, 2009.  Pursuant to the Amendments, on October 21, 2009, the Company converted 35,000 shares of Series A Preferred Stock into 1,750 shares of common stock, 535,000 shares of Series I Preferred Stock plus $557,041 in accrued dividends into 19,690,172 shares of common stock and 20,000 shares of Series J Preferred Stock plus $8,000 in accrued dividends into 693,335 shares of common stock. The conversion price of $0.30 per share was based on the estimate of fair value of $0.25 per share, the Company recognized no loss  on the conversion.

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

Effective August 31, 2009, the Company completed a restructuring of Preferred stock and accrued dividends in which the preferred stock and accrued dividends were converted into common stock at a rate of $0.30 per share agreed between the Company and the shareholder. The following tables summarize this restructuring:

Preferred Shares
Preferred shareholder	Converted common shares	Common Stock at Par	Additional paid-in capital
Directors
Series I - O Lee Tawes	1,722,223	$1,723	$(1,671)
Series I - N. Russell	83,334	83	(82)
Series I - D. Tsiang	116,667	117	(115)
Series J - R Scott Ricketts	333,334	333	(323)

Total Directors	2,255,558	$2,256	$(2,191)

Non-Affiliates
Series A	1,750	$2	$37
Series I	15,911,145	15,911	(15,435)
Series J	333,334	333	(323)

Total non-affiliates	16,246,229	$16,246	$(15,721)

Total	18,501,787	$18,502	$(17,912)

Accrued Dividend	Accrued dividend	Converted common shares	Common Stock at Par	Additional paid-in capital
Directors
Series I - O Lee Tawes	$70,930	236,434	$236	$70,694
Series I - N. Russell	2,834	9,446	9	2,825
Series I - D. Tsiang	4,843	16,142	16	4,827
Series J - R Scott Ricketts	4,000	13,333	13	3,987

Total director & officer	$82,607	275,355	$274	$82,333

Non-affiliates
Series A	-	-	-	-
Series I	$478,434	1,594,781	$1,595	$476,839
Series J	4,000	13,334	13	3,987

Total non-affiliates	$482,434	1,608,115	$1,608	$480,826

Total	$565,041	1,883,470	$1,882	$563,159

From August 31, 2009 to December 31, 2009 the Company converted certain debt and accrued expenses into common stock at $0.25 per share, which the Company determined to be fair value.

Notes holder	Date of note	Note payable	Conversion date	Converted common shares	Common Stock at Par	Additional paid-in capital
Officers & Directors
Director - O. Lee Tawes	From March 2007 to September 2008	$2,448,357	October 14, 2009	9,793,428	$9,794	$2,438,563
Officer - Eric Skae	September 2008	1,374,281	November 2, 2009	5,497,152	5,497	1,368,784

Total director & officer		$3,822,638		15,290,580	$15,291	$3,807,347

Non-affiliates
Convertible notes payable – Other	June 2006 and February 2008	$240,000	December 17,2009	960,000	$960	$239,040
Notes payable	From October 2005 to November 2008	721,500	From July 2009 to November 2009	2,886,000	2,886	718,614
April 2008 Bridge loans	April 2008	705,000	From August 2009 to November 2009	2,820,000	2,820	702,180
September 2008 Bridge loans	September 2008	150,000	From August 2009 to October 2009	600,000	600	149,400
February 2009 Bridge loans	February 2009	400,000	From July 2009 to October 2009	1,600,000	1,600	398,400
April 2009 Bridge loans	April 2009	170,825	From July 2009 to October 2009	683,297	683	170,142

Total non-affiliates		$2,387,325		9,549,297	$9,549	$2,377,776

Total Notes payable		$6,209,963		24,839,877	$24,840	$6,185,123

Accrued Interest	Accrued interest	Conversion date	Converted common shares	Common Stock at Par	Additional paid-in capital
Officers & Directors
Director - O. Lee Tawes	$300,023	10/14/2009	1,200,092	$1,200	$298,822
Officer - Eric Skae	192,579	11/2/2009	770,316	770	191,809

Total director & officer	$492,602		1,970,408	$1,970	$490,631

Non-affiliates

Convertible notes payable - Other	$106,572	From July 2009 to November 2009	426,293	$426	$106,146
April 2008 Bridge loans	95,159	From August 2009 to November 2009	380,635	381	94,778
September 2008 Bridge loans	7,688	From August 2009 to October 2009	30,750	31	7,657
February 2009 Bridge loans	12,122	From July 2009 to October 2009	48,487	48	12,074

Total non-affiliates	$221,541		886,165	$886	$220,655

Total	$714,143		2,856,573	$2,856	$711,286

Other accrued expenses	Other accrued expenses	Conversion date	Converted common shares	Common Stock at Par	Additional paid-in capital
Officers & Directors
Officer – Eric Skae	$8,175	November 2, 2009	32,700	$32	$8,143

Non-affiliates
Preferred Series I holders	$180,944		723,776	$724	$180,220

Total	$189,119		756,476	$756	$188,363

During the period August 31, 2009 to December 31, 2009, the Company received $301,588 in cash for conversion of the following warrants.

Cash exercised warrants
	Conversion date	Converted common shares	Common Stock at Par	Additional paid-in capital
Director
Director - D Tsiang	August 31, 2009	8,750	$8	$2,179

Non-Affiliates
Preferred Series I holders	From August 31 to December 15, 2009	435,629	436	108,471
Preferred Series J holders	August 31, 2009	14,368	14	3,578
March 2007 Bridge loan	August 31, 2009	143,159	143	35,647
September 2008 Bridge loans	From August 31 to October 20, 2009	117,648	118	29,294
February 2009 Bridge loans	August 31, 2009	36,800	37	9,163
April 2009 Bridge loans	August 31, 2009	450,000	450	112,050

Total non-affliliates		1,197,604	$1,198	$298,203

Total cash exercised warrants		1,206,354	$1,206	$300,382

During the period July 31 to December 31, 2009, certain warrant holders exercise a cashless conversion of warrants into common stock as follows:

Warrants converted cashless	Conversion date	Converted common shares	Common Stock at Par	Additional paid-in capital
Officers & Directors
Director - R. Scott Ricketts	August 3, 2009	16,420	$16	$4,089
Director - N Russell	July 31, 2009	3,571	4	889
Officer - Eric Skae	November 2, 2009	140,327	140	34,942

Total director & officer		160,318	$160	$39,920

Non-affiliates
Preferred Series I holders	August 2009	602,817	$603	$150,101
Preferred Series J holders	August 2009	5,714	6	1,423
April 2008 Bridge loans	August 2009 to November 2009	57,144	57	14,229
September 2008 Bridge loans	From August 2009 to October 2009	1,021,176	1,021	254,272

Total non-affiliates		1,686,851	$1,687	$420,025

Total		1,847,169	$1,847	$459,945

COMMON STOCK

For the three months ended March 31, 2010 the Company issued  common stock for services which included:

	Value per share	Common shares	Common Stock at Par	Additional paid-in capital
Shares for services:
Investor Relations	$0.25 to 0.49	2,075,000	$2,075	$996,675
Marketing programs	$0.43 to 0.49	42,500	43	19,433

Total		2,117,500	$2,118	$1,016,108

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

On February 22, 2010, the Company closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the private placement, the Company agreed to issue an aggregate of 1,988,889 (1,222,219 shares was issued in 2009) shares of common stock, plus warrants to purchase 1,057,727 (649,999 warrants was issued in 2009) shares of common stock at an exercise price of $0.55 per share, subject to adjustment.  Gross proceeds from the private placement were approximately $895,000 ($550,000 was received in 2009).  The Warrants will expire on or about five years from the date of issuance and have anti-dilution provisions, including that through the period ended April 30, 2010, if the Company issues any common stock or securities that can be converted or exercised for common stock at an effective price that is less than the unit price, then the purchasers would receive additional common stock and/or warrants.. As of April 6, 2010, the Company initiated a new private placement offering where the terms are more favorable than the December 2009 private placement offering.  Shareholders who participated in the December 2009 offering will receive an aggregate of 568,253 additional shares of common stock and 1,499,407 additional warrants with an exercise price of $0.45 per warrant and a term of five years.

During April 2010, the Company commenced a private placement offering of common stock and warrants with certain accredited investors. The offering was for the sale of up to 40 Units  at a price of $25,000 per Unit, each Unit consisting of 71,428 shares of its common stock  and warrants  to purchase 71,428 shares of its common stock at an exercise price of $0.45 per share.  The warrants expire on or about five years from the date of issuance and have anti-dilution provisions during that period.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Options

In January 2010, under the terms of the 2008 Stock Option and Incentive Plan, the Company issued to the Chief Financial Officer an aggregate of 350,000 options to purchase common stock at an exercise price of $0.63 per share which vest ratably over a five year period and expire January 2020. On February 2, 2010 the Board of Directors approved a new stock option plan (the “2010 Plan”) for a total of 3,000,000 additional shares.. The Company did not grant any stock options to directors and employees during the three months ended March 31, 2009. Compensation cost recognized during the three months ended March 31, 2010 and 2009 related to stock-based awards was $51,575 and $34,197, respectively. Options are issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

The summary of activity for the Company's stock options is presented below:

	March 31, 2010	Weighted Average Exercise Price

Options outstanding at December 31, 2009	2,958,250	0.75
Granted for the period	350,000	0.63
Exercised for the period	-	-
Terminated/Expired	(12,500)	0.79
Options outstanding at March 31, 2010	3,295,750	0.73
Options exercisable at March 31, 2010	1,380,850	0.90
Options available for grant at March 31, 2010	3,704,250

Exercise price per share of options outstanding	$0.53 to 3.00

Weighted average remaining contractual lives	7.9 years

Fair value of options granted during the quarter	$193,000

The common stock options expire as follows:

Year	Number of options
201	-
2011	1,500
2012	10,000
2013	-
2014-2019	3,284,250
Total	3,295,750

The aggregate intrinsic value of the options outstanding at March 31, 2010 was approximately $2,278,000 with a weighted average remaining contract term of 7.9 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $1,914,000 as of March 31, 2010.

Warrants

Set forth below is a description of the Company’s warrants as of March 31, 2010:

Designation / Reason Granted	Original issue date	Shares of Common Stock Upon Exercise	Exercise Price / Share	Expiration Date
New Product Development	July 2007	250,000	$1.00	July 2010
Bridge Warrants / Bridge financing (1)	September 2006	21,429	$1.00	September 2011
Marketing Program Development	October 2007	250,000	$1.00	October 2012
Investor Warrants / 2007 Private Placement (1)	March 2007	58,749	$0.40	March 2012
Placement Agent Warrants	March 2007	155,000	$0.80	March 2012
12% Bridge Note Warrants (1)	March 2007	35,000	$1.00	March 2012
Ancillary Warrants	June 2007	5,000	$0.40	June 2012
April 2008 Bridge Notes Warrants (1)	April 2008	15,625	$0.80	April 2013
September 2008 Bridge Note Warrants(1)	September 2008	25,884	$0.85	September 2013
Series J Warrants (1)	December 2008	14,368	$0.87	December. 2013
October 2009 Note Warrants (1)	October 2009	350,000	$0.25	October 2014
Investor Warrants 2009 Private Placement (1)	December 2009	649,999	$0.55	December 2014
Investor Warrants 2009 Private Placement (1)	February 2010	407,727	$0.55	February 2015
Marketing Program Development	March 2010	150,000	$0.49	March 2015

(1)
The exercise price of the warrants and the number of warrant shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits, and similar events. Futher, in the event that the Company issues shares of its common stock at an effective price per share less than the then effective exercise price of the warrants, the exercise price and the number of warrant shares subject to such warrants shall be adjusted to the lower effective price. The warrants contain standard reorganization provisions. Therefore, these warrants are classified as liability instruments upon issuance.

During the three months ended March 31, 2010, the Company issued 150,000 warrants for marketing services at an exercise price of $0.49 per share, and 407,727 warrants at an exercise price of $0.55 per share for an investment in the Company.  The following table reflects a summary of common stock warrants outstanding and warrant activity during the three months ended March 31, 2010:

		Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2010	1,831,054	$0.65	2.79
Granted during the period	557,727	0.53	4.9

Warrants outstanding at March 31, 2010	2,388,781	$0.62	3.5

The Common Stock warrants expire  in the years ended December 31 as follows:

Year	Amount
2010	250,000
2011	21,429
2012	503,749
2013	55,877
2014	999,999
2015	557,727
Total	2,388,781

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

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers, directors and significant shareholders as of March 31, 2010.  Additional related party transaction are also discussed in Note 12 – Subsequent events:

	Notes Payable			Accrued Salaries &
	Amount	Accrued Interest	Earn-out accrued	Bonus Amount

Eric Skae Chairman of the Board, Chief Executive Officer & President	$–	$–	$260,000	$75,004
O. Lee Tawes, III Director (Note 4)	$150,000	$7,597	$–	$–
	$150,000	$7,597	$260,000	$75,004

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q/A contains forward-looking statements that involve risk and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform theses statements to actual results or to changes in our expectations, except as required by law.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Financial Statements, including the related Notes, appearing in our annual report on Form 10-K for the year ended December 31, 2009.

The preparation of this quarterly report on Form 10-Q/A requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our Financial Statements, and the reported amounts of revenue and expenses during the reporting period.  Our actual results reported in the future may differ from those estimates and revisions of these estimates may become necessary in the future.

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

Pursuant to the Agreement, the assets of Nutritional Specialties, Inc. were evaluated at closing to see if they had a minimum net asset value as of the closing date, after giving effect to normal generally accepted accounting principles, adjustments for reserves and except for routine reductions related to normal amortization and depreciation, equal to $1,848,604. If  the net asset value was greater or less than $1,848,604 at the closing, the purchase price payable at closing would be increased or decreased by the amount of such difference on a dollar-for-dollar basis. At closing, the net asset value was $2,176,411 and therefore the initial purchase price of $8,250,000 was increased by $327,807. No later than six months after the closing date, if Nutra, Inc. determines that there is a material difference between the actual net asset value and the net asset value at closing, it may prepare a written statement setting forth the calculation of the actual net asset value.  On March 18, 2010, we received a letter from Nutra indicating their intent to withhold certain funds from the hold-back, however the letter did not specify a dollar amount.  We have challenged Nutra’s letter and believe that most or all of these hold-back funds will be received. The remaining receivables of $250,000 is included in our accompanying condensed consolidated balance sheet at March 31, 2010.

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

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q/A, we had negative net working capital of approximately $3,601,290 at March 31, 2010.  We have not yet created positive cash flows from operating activities and our ability to generate profitable operations on a sustainable basis is uncertain.  These factors  raise substantial doubt about our ability to continue as a going concern.

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

Results of  Continuing Operations for the Three Months  Ended March 31, 2010 and 2009

Net sales of our continuing operations, New Leaf Brands, for the three months ended March 31, 2010 were $954,549, compared to $701,789 for the same period last year.  The increase in net sales is due to an increase in the number of distributors of our products which has resulted in an increase in the number of cases sold. We believe the increase in our marketing budget also increased sales.

Cost of sales of continuing operations increased to $679,699 for the three months period ending March 31, 2010 compared to $626,579 for the same period in 2009.  The increase of $53,120, or 8% was a result of greater sales, tempered by increased efficiencies in production due to higher sales volumes.  Our gross profit margin for the three months period ended March 31, 2010 was 28%, compared to 11% for the same period in 2009.  The overall increase of 21 percentage points in gross profit margin is primarily due to greater efficiency realized as volumes increased.

Shipping and handling expenses were $120,798 for the three months period ending March 31, 2010, and $66,102 for the same period in the prior year.  The increase of $54,696, or 83% was due primarily to greater sales volumes and the employment of additional distributors located further from our co-packer.  Marketing expenses increased $556,447, or 88% from $630,442 for the three months ended March 31, 2009 to $1,186,889 in the same period in 2010.  The increase was attributable to an increased focus on establishing new markets for our products.  General and Administrative costs were $1,539,545 for the first three months in 2010 and $449,180 for the first three months in 2009.  The increase of $1,090,365, or 243% was primarily due to option and stock-based compensation expenses and transition cost to our new location. Depreciation and amortization expense was $129,356 in the first quarter of 2010, and $117,126 in the first quarter of 2009.  The increase of $12,230, or 10% reflected increase in brand value associated with an earn-out provision and the corresponding adjustments to asset values.

Total other (expense) for the three month periods ended March 31, 2010 and 2009 was $74,998 and  ($1,261,884), respectively. The decrease of $1,336,882 or 106% was due primarily to  interest expense decreased resulting from the repayment of debt from the proceeds of the sale of our Nutritional Specialties, Inc. business and the restructuring of our balance sheet in the third and fourth quarters of 2009 and the reduction in derivative liability.

There is no income tax benefit recorded for either period because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of March 31, 2010, we had $2,496,468 in current assets of which $853,192, or 34%, was cash and receivables.  On average, our receivables are collected after 43 days outstanding.  Inventories were $1,316,129 at March 31, 2010, an increase of $830,240 over the December 31, 2009 balance of $485,889.  The increase in inventories was primarily due to the purchase of raw materials.  Total current liabilities at March 31, 2010 totaled $6,097,758, of which $3,009,273, or 49%, represented trade and operating payables.  Our ratio of current assets was current liabilities of 1 to 2.44 at March 31, 2010.

At March 31, 2010, we had a net working capital deficiency of $3,601,290.  Our need for cash during the three months ended March 31, 2010 was primarily funded through the issuance of additional common stock totaling $345,000.

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

Financings

On February 22, 2010, we closed a private placement of common stock and warrants with certain accredited investors.  Pursuant to the private placement, we agreed to issue an aggregate of 1,988,889 (1,222,219 shares was issued in 2009) shares of common stock, plus warrants to purchase 1,057,727 (649,999 warrants was issued in 2009) shares of common stock at an exercise price of $0.55 per share, subject to adjustment.  Gross proceeds from the private placement were approximately $895,000 ($550,000 was received in 2009.  The warrants will expire on or about five years from the date of issuance and have anti-dilution provisions, including that through the period ended April 30, 2010, if we issue any common stock or securities that can be converted or exercised for common stock at an effective price that is less than the unit price, then the purchasers would receive additional shares and/or warrants. As of April 6, 2010, we initiated a new private placement offering where the terms are more favorable than the December 2009 private placement offering.  Shareholders who participated in the December 2009 offering will receive an aggregate of 568,253 additional shares of common stock and 1,499,407 additional warrants with an exercise price of $0.45 per warrant share and a term of five years.

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

Our management identified control deficiencies during 2009 that continued to exist in the three month periods ended March 31, 2010 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles.  In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight and expertise needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties.  Based on our review of our accounting controls and procedures, we believe these control deficiencies resulted primarily because we did not have sufficient staffing performing accounting-related duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these  are “material weaknesses.”

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

On March 12, 2010, we were notified that we were named as a defendant in lawsuit for the payment of approximately $345,000 to a former supplier. As of December 31, 2009, this amount is recorded in liabilities.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three month periods ending March 31, 2010, we issued 2,075,000 shares of common stock, valued at $998,750 in exchange for investor relations services.  Per share value of the common stock issued was between $0.25 and $0.49.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company is in negotiation with certain former shareholders of Nutritional Specialties, Inc. The value of these notes as of December 31, 2009 in the aggregate amount is $1,035,920. As of May 12, 2010, the Company is in default and therefore this amount is reflected as currently due.

ITEM 4. - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

ITEM 1.01 -  ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

ITEM 5.02 -  DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF CERTAIN DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On April 1, 2010, we entered into a non-interest bearing note with Eric Skae, our Chief Executive Officer in the amount of $50,000.  Principal is due and payable to Mr. Skae upon demand, and we may prepay the principal at any time without penalty.

On April 29, 2010, we entered into a interest bearing note with O. Lee Tawes, III, our Director for $50,000.  Interest accrues on the note at 10%, compounded annually.  Principal is due and payable to Mr. Tawes upon demand, and we may prepay the principal at any time without penalty.

On May 11, 2010, we entered into an employment agreement with David Tsiang, our Chief Financial Officer.  The agreement is for a four-year term, with compensation set at a base salary of $130,000 per year.  Mr. Tsiang is also eligible for an annual bonus based upon goals set by our Chief Executive Officer.

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

4.17	Common Stock Purchase Warrant between the Company and Eric Skae, dated March 20, 2009 (included as Exhibit 4.1 to the Form 8-K filed March 24, 2009, and incorporated herein by reference).

4.18	Form of Common Stock Purchase Warrant, dated September 5, 2008 (included as Exhibit 10.2 to the Form 8-K filed September 11, 2008, and incorporated herein by reference).

4.19	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 4, 2008 (included as Exhibit 4.29 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.20	Common Stock Purchase Warrant between the Company and O. Lee Tawes, III, dated February 19, 2008 (included as Exhibit 4.30 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.21	Form of Subscription Agreement (included as Exhibit 4.31 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.22	Form of Warrant (included as Exhibit 4.32 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.23	Common Stock Purchase Warrant between the Company and O. Lee Tawes, dated July 14, 2008 (included as Exhibit 4.33 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.24	Common Stock Purchase Warrant between the Company and Eric Skae, dated October 23, 2008 (included as Exhibit 4.34 to the Form 10-Q filed May 20, 2009, and incorporated herein by reference).

4.25	Form of Common Stock Purchase Warrant (included as Exhibit 4.25 to the Form 10-Q filed March 31, 2010, and incorporated herein by reference).

10.1	Promissory Note between the Company and Ira J. Gaines, dated April 2005 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.2	Bridge Loan Agreement between the Company and O. L. Tawes, dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

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

10.20	Non-interest bearing subordinated note issued by the Company to Eric Skae, dated April 1, 2010 (included as Exhibit 10.20 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).

10.21	10% Subordinated note issued by the Company to O. Lee Tawes, dated April 30, 2010 (included as Exhibit 10.21 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).

10.22	Employment agreement between the Company and David Tsiang, dated May 11, 2010 (included as Exhibit 10.22 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LEAF BRANDS, INC.

Date: July 13, 2011	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer (Principal Executive Officer)

Date: July 13, 2011	By:	/s/ David Tsiang
David Tsiang Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)