Form 10-Q/A
period 2010-06-30
New Leaf Brands, Inc.
filed 2011-07-13
CIK 806175

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

EXPLANATORY NOTE REGARDING RESTATEMENT

New Leaf Brands, Inc is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, originally filed August 23, 2010 (the “Original Filing”) to amend and restate the following previously-filed condensed consolidated financial statements (and related disclosures) (the “Restatement”): (1) our condensed consolidated balance sheet as of June 30, 2010 and the related condensed consolidated statements of operations and cash flows for the quarter and then six months ended June 30, 2010 contained in Part I Item 1 of this Amendment; and (2) management’s discussion and analysis of our financial condition and results of operations as of and for the quarter and six months ended June 30, 2010 contained in Part I, Item 2 of this Amendment. Subsequent to the filing of the Company’s Form 10-Q for the quarter ended June 30, 2010, Management identified that there were errors in the recording of derivative liabilities for the quarter and six months ended June 30, 2010 and therefore, our unaudited condensed consolidated financial statements required restatement. The Company has restated its June 30, 2010 information to correct the error noted above. Refer to Note 1 to the condensed consolidated financial statements included in Item 1 for further discussion of the Restatement.

Financial information related to the interim period ended June 30, 2010 included in the reports on Form 10-Q  previously filed by us and all related earnings press releases and similar communications issued by us related to these periods, should not be relied upon and in the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

NEW LEAF BRANDS, INC.

  PART I – FINANCIAL  INFORMATION
ITEM 1- FINANCIAL STATEMENTS

NEW LEAF BRANDS, INC.
(formerly Baywood International, Inc.)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited) (As Restated)

CURRENT ASSETS:
Cash and cash equivalents	$225,823	$1,547,924
Accounts receivable, net of an allowance for doubtful accounts of approximately $79,000 and $90,000 at June 30, 2010 and December 31, 2009, respectively	592,991	206,223
Inventory	978,267	485,889
Prepaid expense and other current assets	55,825	17,905
Escrow deposit on sale of discontinued operations	-	250,000

Total current assets	1,852,906	2,507,941

Property and equipment, net	106,519	111,031
Intangible assets, net	3,957,073	4,198,324

Total assets	$5,916,498	$6,817,296

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Accounts payable	$2,434,483	$1,282,793
Accrued expenses	592,541	605,135
Due to related parties	367,601	403,247
Interest payable	59,849	53,969
Notes payable to related parties	550,000	90,727
Current portion of long-term debt	2,366,625	2,554,908
Derivative liabilities	-	110,000
Total current liabilities	6,371,099	5,100,779

Long-term debt	43,506	52,342
Derivative liabilities	977,715	-

Total long-term liabilities	1,021,221	52,342

Total liabilities	7,392,320	5,153,121

Contingencies (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value: 500,000,000 shares authorized; 74,326,452 shares and 63,105,477 shares issued and outstanding at June 30, 2010 and December 31, 2009	74,326	63,105
Additional paid-in capital	36,172,304	33,706,045
Accumulated deficit	(37,722,452)	(32,104,975)

Total stockholders' (deficit) equity	(1,475,822)	1,664,175

Total liabilities and stockholders' (deficit) equity	$5,916,498	$6,817,296

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
(formerly Baywood International, Inc.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
	(As Restated)		(As Restated)
Net sales	$1,665,232	$1,188,595	$2,619,781	$1,890,384
Cost of goods sold	1,087,103	916,836	1,766,802	1,565,617

	578,129	271,759	852,979	324,767

OPERATING EXPENSES:
Shipping and handling	177,142	110,821	297,940	176,923
Sales and marketing	1,527,939	658,930	2,714,828	1,289,372
General and administrative	542,437	498,895	2,081,982	925,872
Depreciation and amortization	129,103	121,122	258,459	238,248
Total operating expenses	2,376,621	1,389,768	5,353,209	2,630,415

Loss from continuing operations	(1,798,492)	(1,118,009)	(4,500,230)	(2,305,648)

OTHER INCOME (EXPENSE):

Interest expense, net	(65,076)	(376,642)	(133,373)	(646,138)
Loss on settlement of accounts payable and extinguishment of long-term debt	(1,552,788)	-	(1,628,166)	-
Amortization of debt discount and deferred financing costs	(155,843)	(728,679)	(230,273)	(1,444,414)
Change in fair value of derivative liabilities	636,150	(2,716,000)	933,541	(2,996,000)
Other	(4,688)	(100)	(8,976)	3,247
Total other income (expense)	(1,142,245)	(3,821,421)	(1,067,247)	(5,083,305)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,940,737)	(4,939,430)	(5,567,477)	(7,388,953)
PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,940,737)	(4,939,430)	(5,567,477)	(7,388,953)
LOSS FROM DISCONTINUED OPERATIONS, NET	(50,000)	(2,749,428)	(50,000)	(2,181,711)

NET LOSS	(2,990,737)	(7,688,858)	(5,617,477)	(9,570,664)
DIVIDENDS ON PREFERRED STOCK	-	137,874	-	251,862

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,990,737)	$(7,826,732)	$(5,617,477)	$(9,822,526)

NET LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.04)	$(0.60)	$(0.09)	$(0.91)
Discontinued operations	(0.00)	(0.32)	(0.00)	(0.26)
Net loss per share – basic and diluted	$(0.04)	$(0.92)	$(0.09)	$(1.17)

WEIGHTED AVERAGE SHARES OUTSTANDING	67,194,272	8,505,798	64,944,025	8,424,475

 See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
(formerly Baywood International, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Operating Activities:	(As Restated)
Continuing operations:
Net loss from continuing operations	$(5,567,477)	$(7,388,953)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	258,459	1,721,710
Loss on settlement of accounts payable and extinguishment of long-term debt	1,628,166	-
Amortization of debt discount and deferred financing costs	230,273	-
Warrants issued for services	54,913	-
Stock-based compensation	107,486	68,397
Common stock issued for services	1,036,892	154,900
Loss on disposal of property and equipment	4,249	-
Change in fair value of derivative liabilities	(933,541)	2,996,000
Changes in assets and liabilities:
Accounts receivable	(386,768)	(837,925)
Inventory	(492,378)	(58,672)
Prepaid expenses and other current assets	(37,920)	50,691
Accounts payable	1,315,471	890,786
Accrued expenses	74,910	(52,934)
Due to related parties	(123,150)	338,884
Interest payable	5,880	192,502
Net cash (used in) continuing operations	(2,824,535)	(1,924,614)

Discontinued operations:
Net loss from discontinued operations	(50,000)	(2,181,711)
Adjustments to reconcile net loss from discontinued operations to net cash provided by discontinued operating activities:
Impairment of intangible assets	-	3,250,000
Write-off of escrow from sale of discontinued operations	50,000	-
Depreciation and amortization	-	27,198
Stock-based compensation	-	13,594
Changes in discontinued assets and liabilities	-	101,977
Net cash provided by discontinued operations	-	1,211,058
Net cash (used in) operating activities	(2,824,535)	(713,556)

Investing Activities:
Continuing operations:
Purchases of property and equipment	(16,945)	(1,470)

Discontinued operations:
Purchases of property and equipment	-	(2,120)

Net cash (used in) investing activities	(16,945)	(3,590)

Financing Activities:

Proceeds from the issuance of long-term debt	400,000	1,263,357
Receipt of escrow from sale of discontinued operations	200,000	-
Proceeds from the sale of common stock and warrants, net	964,998	-
Repayments of line of credit, net	-	(1,853)
Repayments of long-term debt	(55,619)	(330,194)
Payment of dividends	-	(3,500)
Proceeds from exercise of warrants	10,000	-
Net cash provided by financing activities	1,519,379	927,810

Change in cash and cash equivalents	(1,322,101)	210,664
Cash and cash equivalents at the beginning of the period	1,547,924	98,410
Cash and cash equivalents at the end of the period	$225,823	$309,074

Supplemental disclosures:
Cash paid during the period for:
Interest	$127,498	$261,053

NON CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of beneficial conversion feature on long-term debt	100,000	-

Settlement of accounts payable for common stock	163,781	-

Settlement of long-term debt for common stock	212,500	-

Issuance of warrants in connection with common stock and debt offerings	1,815,818	-

Classification of derivative payable to additional paid-in capital upon the exercise of warrants	14,560	-

Accrued preferred stock dividends	-	251,862

Common stock issued in lieu of dividends	-	942

Fair value of warrants issued in relationship to debt	-	721,015

See accompanying notes to the condensed consolidated financial statements

Restatement of Prior Period Amounts

    In preparing its financial statements , New Leaf Brands, Inc. identified certain errors related to accounting for derivative liabilities. These errors resulted in the overstatement of accumulated deficit and the understatement of derivative liabilities for the quarter and six months ended June 30, 2010.

The Company recorded an adjustment for the fair value of warrant liabilities of $549,305 as an adjustment to its opening balance of additional paid-in capital as of January 1, 2010.

The following table summarizes the adjustments to the Company’s Consolidated Statements of Operations and Cash Flows for the quarter ended June 30, 2010.The Consolidated Balance Sheet at June 30, 2010 was revised to reflect the effect of this error which resulted in an decrease in Accumulated deficit of $552,918.

Condensed Consolidated Balance Sheet as  of June 30, 2010

	As previously
	Reported	Adjustment	As Restated
	(In thousands)

Derivative liabilities	$974	$4	$978
Total liabilities	7,388	4	7,392
Additional paid-in capital	36,729	(557)	36,172
Accumulated deficit	(38,275)	553	(37,722)
Total stockholder’s equity (deficit)	(1,472)	(4)	(1,476)
Total liabilities and stockholders’ equity (deficit)	5,916	-	5,916

Condensed Consolidated Statement of Operations — Three Months Ended June 30, 2010

	As previously
	Reported	Adjustment	As Restated
	(In thousands)

Change in fair value of derivative liabilities	$266	$370	$636
Total other (expense), net	(1,588)	446	(1,142)
Net loss from continuing operations before provision for income taxes	(3,387)	446	(2,941)
Net loss available to common stockholders	(3,437)	446	(2,991)
Net loss per share basic and diluted	(0.05)	0.01	(0.04)

Condensed Consolidated Statement of Operations — Six Months Ended June 30, 2010

	As previously
	Reported	Adjustment	As Restated
	(In thousands)

Change in fair value of derivative liabilities	$381	$553	$934
Total other (expense), net	(1,620)	553	(1,067)
Net loss from continuing operations before provision for income taxes	(6,120)	553	(5,567)
Net loss available to common stockholders	(6,170)	553	(5,617)
Net loss per share basic and diluted	(0.10)	0.01	(0.09)

Condensed Consolidated Statement of Cash Flows — Six Months Ended June 30, 2010

	As previously
	Reported	Adjustment	As Restated
	(In thousands)

Net loss from continuing operations	$(6,120)	$553	$(5,567)
Changes in fair value of derivative liabilities	(381)	(553)	(934)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of New Leaf Brands, Inc. (“New Leaf” or the “Company”), formerly Baywood International, Inc.,  In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of New Leaf Brands, Inc. (“New Leaf” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America.  These financial statements should be read in conjunction with New Leaf’s audited financial statements for the fiscal year ended December 31, 2009, included in New Leaf’s Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of June 30, 2010.  To date, it has also been unable to generate sustainable cash flows from operating activities.  In addition, the Company has approximately $3,284,000 in long-term debt and related party obligations payable within the next twelve months and is in default with certain of its long-term debt and related party obligations (see Notes 4 and 5).  For the six months ended June 30, 2010, the Company’s loss from continuing operations is $5,567,477.  As of June 30, 2010, the Company’s cash and cash equivalents and working capital deficiency are $225,823 and $4,518,193, respectively.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Inventories

Inventories consist primarily of finished goods, but at times will include certain raw materials, and packaging/labeling materials, and are recorded at the lower of cost or market on an average cost basis. The Company does not process raw materials to finished goods.  Instead, the Company relies on third-party suppliers to formulate, encapsulate and package finished goods.  Raw materials reflected in the table below include $105,985 and $80,212 in packaging/labeling materials as of June 30, 2010 and December 31, 2009, respectively.

Management analyzes inventory for possible obsolescence on an ongoing basis, and provides a write down of inventory costs when items are no longer considered to be marketable. Management’s estimate of obsolescence is inherently subjective and actual results could vary from the estimate, thereby requiring future adjustments to inventories and results of operations.

	June 30,	December 31,
	2010	2009
	(unaudited)
Raw materials	$118,973	$91,351
Finished goods	859,294	394,538
Total inventory	$978,267	$485,889

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

	June 30,	December 31,
	2010	2009
	(unaudited)
Intangible assets, gross	$4,760,824	$4,760,824
Less: accumulated amortization	803,751	562,500
Intangible assets, net	$3,957,073	$4,198,324

Debt instruments, offering costs and the associated features and instruments contained therein

Deferred issuance costs are amortized over the term of their associated debt instruments.

The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  The Company allocated the aggregate proceeds of the debt instrument between the warrants and the debt based on their relative fair values, if applicable, as modified in accordance with ASC 470.  The fair value of the warrants issued to debt holders or placement agents are calculated utilizing the Black-Scholes-Merton or probability weighted binomial method depending on the terms of the warrant agreements.  The Company amortizes the resultant discount or other features over the terms of the debt through its earliest maturity date using the straight line method which approximates the effective interest method.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated

Warrant  Liabilities and Other Derivative Financial Instruments

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

The Company estimates the fair value of its derivative liabilities using the Black-Scholes-Merton valuation model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments.

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

Fair Value Measurements

The Company measures fair value in accordance with Statement ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

● Level 1 -	unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
● Level 2 -	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
● Level 3 -	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) for the six months ended June 30, 2010:

Six months ended June 30, 2010

Beginning Balance	$110,000
Adjustment for fair value of warrant liabilities as of January 1, 2010	549,305
Fair value at date of issuance or modification:
February 2010 stock and warrant issuance	652,305
April 2010 stock and warrant issuance	614, 206
1,266,511
Reclassification of derivative liability on warrant exercised	(14,560)
Change in fair value of derivative instruments included in net loss	(933,541)
Balance at June 30, 2010	$977,715

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

In February 2010, the FASB issued ASC Update 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements ” (“Update 2010-09”).  Update 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. Update 2010-09 was effective upon issuance. The adoption of Update 2010-09 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to be applicable to the Company's consolidated financial statements.

Reclassification

Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform with the current period presentation.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	June 30,	December 31,
Description	2010	2009
Unsecured note payable to a director with a face amount of $150,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally scheduled to mature in June 2010 and is in default as of June 30, 2010, but was extended to January 12, 2011 (A)	$150,000	$150,000
Unsecured non-interest bearing note payable to an officer with a face amount of $50,000 which is payable on demand	50,000	--
Unsecured note payable to a director with a face amount of $50,000 bearing interest at 10% per annum and is payable on demand (A)	50,000	--
Unsecured note payable to a director with a face amount of $300,000 bearing interest, which is payable at maturity at the Company’s option in either cash or common stock, at 15% per annum and matures in July 2010 (A)	300,000	--
	550,000	150,000
Less debt discount	-	(59,273)
Total notes payable to related parties	$550,000	$90,727

(A)
In connection with the issuance of the $300,000 unsecured note payable to a director, the Company agreed to amend the terms of the two previous outstanding notes payable to the director to provide the director with the option to convert the outstanding note balance to common stock at $0.35 per share, subject to a reset provision which contingently adjusts the conversion price in certain circumstances.  The Company concluded that the addition of the embedded conversion option to the two previous outstanding notes qualified as a modification resulting in extinguishment of the notes and the resulted loss was deminimis. The Company also determined that the embedded conversion option did not need to be bifurcated as a derivative instrument.  However, since the embedded conversion option contained a beneficial conversion feature of $57,143 in intrinsic value, and the notes were either payable on demand or in default as of June 30, 2010, the Company immediately recognized the intrinsic value in amortization of debt discount.

In June 2010, the Company entered into a transaction which triggered the reset provision contained in the amended note terms resulting in a reduction of the conversion price to $0.30 per share.  The $42,857 in incremental intrinsic value created by the reduction of the conversion price was immediately recognized in amortization of debt discount.

For the six months ended June 30, 2010 and 2009, interest expense on notes payable to related parties is $7,500 and $172,747, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
Description	2010	2009
Unsecured notes payable with an aggregate original face amount of $175,000 bearing interest, which is payable monthly, at 8% per annum and payable in equal monthly installments of $21,875 through September 30, 2009 (A)	$--	$87,500
Unsecured convertible notes payable with an aggregate original face amount of $250,000 bearing interest, which is payable monthly, at 8% per annum and payable in equal monthly installments of $31,250 through September 30, 2009 (A)	--	125,000
Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest, which is payable at maturity, at 10% per annum and matures in May 2010. The notes are secured by the Company’s accounts receivable and inventory (B)	1,500,000	1,429,000
Unsecured note payable bearing interest, which is payable at maturity, at 28% per annum. The note was scheduled to mature in June 2010 and is in default as of June 30, 2010	23,680	54,861
Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2003.The Company stopped making principal and interest payments on the note in October 2009 and is in default as of June 30, 2010. Since the note is in default, it has been classified as a current liability	822,920	822,920
Equipment loan bearing interest, which is payable monthly, at 11% per annum and payable in monthly installments of $12,117 through November 2013	58,521	65,459
Unsecured note payable bearing interest, which is payable at maturity, at 15% per annum and payable on demand	--	10,000
Unsecured note payable bearing interest, which is payable at maturity, at 12% per annum and payable on demand	5,010	12,510
Total debt	2,410,131	2,607,250
Less: current portion of long-term debt	2,366,625	2,554,908
Long-term debt	$43,506	$52,342

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

(B)
In May 2010, the Company issued 360,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to June 30, 2010. The Company determined that the modification of the notes qualified as a debt extinguishment  and recognized a loss on the extinguishment of the notes of $165,600 which equals to the fair value of the additional shares of common stock issued.  In June 2010, the Company issued 4,500,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to September 30, 2010.  The Company determined that the modification of the term of the notes qualified as a  debt extinguishment and recognized a loss on the extinguishment of the notes of $1,350,000 which equals to the fair value of the additional shares of common stock issued..

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

In February 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, the Company agreed to issue an aggregate of 766,667 shares of common stock and warrants to purchase 407,727 shares of common stock at an exercise price of $0.55 per share for net proceeds of $327,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined these warrants qualified as derivative instruments (see Note 3).  As such, a portion of the proceeds received in the private placement representing the fair value of the warrants of $146,682 was classified as a derivative liability.  The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

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

In April 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to   the private placement, the Company agreed to issue an aggregate of 1,821,414 shares of common stock and warrants to purchase 1,821,414 shares of common stock at an exercise price of $0.45 per share for net proceeds of $637,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined these warrant qualified as derivative instruments (see Note 3).  As such, a portion of the proceeds received in the private placement representing the fair value of the warrants of $614,208 was classified as a derivative liability.  The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.45
Term	5 years
Volatility	97.89%
Risk-free interest rate	2.29%
Exercise prices	$0.45
Dividend yield	0.00%

The commencement of the private placement in April 2010 triggered the price protection clause contained in the side letter which the Company issued to certain investors in February 2010.  Accordingly, the Company issued such investors 568,251 shares of common stock and warrants to purchase 1,499,410 shares of common stock at an exercise price of $0.45 per share.  The warrants are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined these warrant qualified as derivative instruments (see Note 3).  As such, a portion of the total aggregate proceeds received during the December 2009 and February 2010 private placements representing the fair value of the warrants of $505,623 was re-allocated from additional paid-in capital to the derivative liability. The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.45
Term	5 years
Volatility	97.89%
Risk-free interest rate	2.29%
Exercise prices	$0.45
Dividend yield	0.00%

In May 2010, the Company issued a side letter to investors in the private placement which closed in April 2010 which effectively amended the terms of the private placement to contain a price protection clause through August 31, 2010.  The price protection clause requires the Company to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock is issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.  The Company determined that the terms of the price protection clause did not meet the definition of a derivative instrument

During the six months ended June 30, 2010, the Company settled $163,781 of accounts payable for the issuance of 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share. The Company recognized a loss on the extinguishment of accounts payable of $75,378 which represented the difference between the agreed upon settlement price of such liabilities and the fair value of the Company’s common stock on the settlement date.

During the six months ended June 30, 2010, the Company issued 2,192,500 shares of common stock to service providers.  The fair value of such common stock of $1,036,892 was measured at the earlier of: (a) the performance commitment date or (b) the date the services were completed based upon the specific terms of the arrangement and recognized as an operating expense.

Warrants

Set forth below is a description of the Company’s warrants as of June 30, 2010:

Designation / Reason Granted	Original issue date	Exercise Price	Expiration Date	Common Stock Issuable Upon Exercise

Bridge warrants / bridge financing (1)	September 2006	$1.00	September 2011	21,429
New product development	July 2007	$1.00	July 2010	250,000
Marketing program development	October 2007	$1.00	October 2012	250,000
Investor warrants / 2007 private placement (1)	March 2007	$0.40	March 2012	58,749
Placement agent warrants	March 2007	$0.80	March 2012	155,000
12% Bridge note warrants (1)	March 2007	$1.00	March 2012	35,000
Ancillary warrants	June 2007	$0.40	June 2012	5,000
April 2008 bridge notes warrants (1)	April 2008	$0.80	April 2013	15,625
September 2008 bridge note warrants (1)	September 2008	$0.85	September 2013	25,884
Series J warrants (1)	December 2008	$0.87	December. 2013	14,368
October 2009 note warrants (1)	October 2009	$0.25	October 2014	310,000
Investor warrants 2009 private placement (1)	December 2009	$0.25	December 2014	649,999
Investor warrants 2009 private placement (1)	February 2009	$0.55	December 2014	407,727
Marketing program development (1)	March 2010	$0.49	March 2015	150,000
Investor warrants 2009 private placement (1)(2)	May 2010	$0.45	June 2015	1,499,410
Investor warrants 2010 private placement (1)	June 2010	$0.45	June 2015	1,821,414
Total warrants outstanding at June 30, 2010				5,669,605

(1)
The exercise price of the warrants and the number of warrant shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits, and similar events. Further, in the event that the Company should issue shares of its Common Stock at an effective price per share less than the then effective exercise price of the warrants, the exercise price and the number of warrant shares subject to such warrants shall be adjusted to the lower effective price. The warrants contain standard reorganization provisions. Therefore, these warrants are qualified as liability instruments upon issuance.

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

The following table reflects a summary of warrant activity:

			Weighted
		Weighted	Average Term
		Average	Remaining
	Number	Exercise Price	(in years)
Warrants outstanding at January 1, 2010	1,831,054	$0.36	3.0
Granted	3,878,551	0.46	4.8
Exercised	(40,000)	0.25	4.3

Warrants outstanding at June 30, 2010	5,669,605	$0.43	4.3

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

The remainder of the warrants issued by the Company during the six months ended June 30, 2010 were issued in connection with the Company’s financing activities and classified as derivative liabilities.

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

The Company has elected to use the simplified method described in Staff Accounting Bulletin 107, “Share-Based Payment ,” to estimate the expected term of the stock options.  The expected volatility is based on the historical volatility of the Company’s common stock over a period which coincides with the expected term of the stock option.  The risk-free interest rate is determined using the U.S. Treasury yield curve in effect at the time of grant for a period which coincides with the expected term of the stock option.

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

As of June 30, 2010 and December 31, 2009, the Company has received $550,000 and $150,000, respectively in loans from its officers and directors (see Note 4).

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

NOTE 8 – CONTINGENCIES

Earn-Out Arrangement

In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, the Company agreed to provide the former member of Skae, who is also its current Chief Executive Officer, with a three year earn-out arrangement.  Under the terms of the earn-out arrangement, the Company can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit.  As of June 30, 2010 and December 31, 2009, the Company has accrued $260,000 related to the achievement of the first year performance target.  Currently, the Company is unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risk and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Annual Report on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform theses statements to actual results or to changes in our expectations, except as required by law.

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

Our new planned strategic direction is to build a beverage company around our New Leaf brand of ready-to-drink teas, lemonades and other beverages. Additionally, following the October 9, 2009 closing of the asset sale, we no longer develop, market and distribute nutraceutical products. Even with limited access to capital, we have grown the New Leaf brand.  As of July 2010, New Leaf beverages are sold in 35 states, through 121 distributors and 16 well-known retailers in over 12,000 outlets. We sold 113,119 cases in the first quarter of 2010, up over 37% from 82,196 cases in the first quarter of 2009 and 183,785 cases in the second quarter of 2010, up over 32% from the 138,341 cases in the second quarter of 2009. In July 2010, we sold 35,354 cases; a 21.6% increase over our July 2009 sales of 29,081 cases. We anticipate that, after our debts are repaid and renegotiated, we will be able to raise additional capital to grow our New Leaf brand as well as develop additional brand extension and brands.

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

We have a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of June 30, 2010.  To date, we have also been unable to generate sustainable cash flows from operating activities.  In addition, we have approximately $3,284,000 in long-term debt and related party obligations payable within the next twelve months and are in default with certain of our long-term debt and related party obligations.  For the six months ended June 30, 2010, our loss from continuing operations is $5,567,477.  As of June 30, 2010, our cash and cash equivalents are $225,823 and our working capital deficiency is $4,518,193.  Collectively, these factors raise substantial doubt about our ability to continue as a going concern.

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

Inventories

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

Share-based payments

Share-based payments to employees, consisting of stock options, are measured at fair value on the grant date, based on the estimated number of awards that are ultimately expected to vest.  The fair value of stock options is determined using the Black-Scholes-Merton option valuation model.  Assumptions used in this model are subjective and include the expected term of the stock option, applicable risk-free interest rate, expected dividend yield and volatility of the underlying common stock. We elected to use the simplified method described in Staff Accounting Bulletin 107,  “Share-Based Payments” , to estimate the expected term of the stock options. The expected volatility is based on the historical volatility of our common stock over a period which coincides with the expected term of the stock option. The risk-free interest rate is determined using the U.S. Treasury yield curve in effect at the time of grant for a period which coincides with the expected term of the stock option.

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

In February 2010, the FASB issued ASC Update 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements, ” or Update 2010-09.  Update 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. Update 2010-09 was effective upon issuance. The adoption of Update 2010-09 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to be applicable to our consolidated financial statements.

Results of Continuing Operations for the Three Months and Six Months  Ended June 30, 2010 and 2009

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

Cost of sales of continuing operations increased to $1,766,802 for the six month period ending June 30, 2010 compared to $1,565,617 for the same period in 2009.  The increase of $201,185 or 12.9% was a result of greater sales, partially offset by increased efficiencies in production due to higher sales volumes.  Our gross profit margin for the six month period ended June 30, 2010 was 32.6%, compared to 17.2% for the same period in 2009.  The overall increase of 15.4 % in gross profit margin is primarily due to greater efficiency realized as production volumes increased. Cost of sales of continuing operations increased to $1,087,103 for the three month period ending June 30, 2010 compared to $916,836 for the same period in 2009.  The increase of $170,267, or 18.6% was a result of greater sales, partially offset by increased efficiencies in production due to higher sales volumes.  Our gross profit margin for the three month period ended June 30, 2010 was 34.7%, compared to 22.9% for the same period in 2009.  The overall increase of 11.8 % in gross profit margin is primarily due to greater efficiency realized as production volumes increased.

Shipping and handling expenses were $297,940 for the six month period ending June 30, 2010, and $176,923 for the same period in the prior year.  The increase of $121,017 or 68.4% was due primarily to greater sales volumes and more distributors located further from our contract manufacturer.  Shipping and handling expenses were $177,142 for the three month period ending June 30, 2010, and $110,821 for the same period in the prior year.  The increase of $66,321 or 59.8% was due primarily to greater sales volumes and more distributors located further from our co-packer.

Sales and marketing expenses increased $1,425,456, or 111% from $1,289,372 for the six months ended June 30, 2009 to $2,714,828 in the same period in 2010.  The increase was attributable to an increased focus on establishing new markets for our products.  Sales and marketing expenses increased $869,009, or 132% from $658,930 for the three months ended June 30, 2009 to $1,527,939 in the same period in 2010.  The increase was attributable to an increased focus on establishing new markets for our products.

General and administrative costs were $2,081,982 for the six months period ended June 30, 2010 and $925,872 for the six month period ended June 30, 2009.  The increase of $1,156,110 or 125% was due to the cost of transitioning to our new corporate location and Option and Stock Compensation Expense increase of $1,124,986 in the six months period ended June 30, 2010, an increase of $1,056,589, or 1545% over the prior year total of $68,397 over the same period. General and administrative costs were $542,437 for the three months period ended June 30, 2010 and $498,895 for the three month period ended June 30, 2009.  The increase of $43,542, or 8.7% was due to relocating to our New Jersey corporate office and increased stock-based compensation of $40,461 in the three months period ended June 30, 2010.

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

Other income (expense) for the six month periods ended June 30, 2010 was ($1,067,247) and was ($5,083,305) for the six month period ending June 30, 2009. In the six month period ended June 30, 2010, interest expense, decreased resulting from the repayment of debt from the proceeds of the sale of our Nutritional Specialties, Inc. business, loss on extinguishment of debt and the restructuring of our balance sheet in the third and fourth quarters of 2009 and the reduction in the change in fair value of derivative liabilities. Other income (expense) for the three month periods ended June 30, 2010 was ($1,142,245) and was ($3,821,421) for the three month period ending June 30, 2009. In the three month period ended June 30, 2010, interest expense decreased resulting from the repayment of debt from the proceeds of the sale of our Nutritional Specialties, Inc. business and the restructuring of our balance sheet in the third and fourth quarters of 2009 and the reduction in derivative liability.

There is no income tax benefit recorded for either period because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,852,906 in current assets of which $818,814, or 44.2%, was cash and receivables.  On average, our receivables are collected after 36 days outstanding.  Inventories were $978,267 at June 30, 2010, an increase of $492,378 over the December 31, 2009 balance of $485,889.  The increase in inventories was primarily due to higher finished goods quantities in anticipation of the summer season.  Total current liabilities at June 30, 2010 totaled $6,371,099, of which $3,027,024, or 47.5%, represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1 to 3.4 at June 30, 2010.

At June 30, 2010, we had a net working capital deficiency of $4,518,193.  Our need for cash during the six months ended June 30, 2010 was primarily funded through the issuance of additional common stock totaling $964,998, net, and borrowings from related parties of $400,000.

We have a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of June 30, 2010.  To date, we have also been unable to generate sustainable cash flows from operating activities.  In addition, we have approximately $3,284,000 in long-term debt and related party obligations payable within the next twelve months and are in default with certain of our long-term debt and related party obligations.  For the six months ended June 30, 2010, our loss from continuing operations is $5,567,477.  As of June 30, 2010, our cash and cash equivalents and working capital deficiency is $225,823 and $4,518,193, respectively.  Collectively, these factors raise substantial doubt about our ability to continue as a going concern.

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

Financings

On February 22, 2010, we closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, we agreed to issue an aggregate of 766,667 shares of common stock and warrants to purchase 407,727 shares of common stock at an exercise price of $0.55 per share for net proceeds of $327,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. On February 15, 2010, we issued a side letter to investors in the private placements which were closed in December 2009 and February 2010 which effectively amended the terms of the private placements to contain a price protection clause through April 30, 2010.  The price protection clause required us to issue additional common stock and warrants to these investors, based upon a formula contained in the side letter, in the event that common stock was issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.

On April 6, 2010, we commenced a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, we agreed to issue an aggregate of 1,821,414 shares of common stock and warrants to purchase 1,821,414 shares of common stock at an exercise price of $0.45 per share for net proceeds of $637,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The commencement of the private placement in April 2010 triggered the price protection clause contained in the side letter which we issued to certain investors on February 15, 2010.  Accordingly, we issued such investors 568,251 shares of common stock and warrants to purchase 1,499,410 shares of common stock at an exercise price of $0.45 per share.  The warrants are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions.

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

During the six months ended June 30, 2010, we settled $163,781 of accounts payable for the issuance of 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share.

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