Form 10-Q/A
period 2010-09-30
New Leaf Brands, Inc.
filed 2011-07-13
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE REGARDING RESTATEMENT

New Leaf Brands, Inc is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, originally filed November 22, 2010 (the “Original Filing”) to amend and restate the following previously-filed condensed consolidated financial statements (and related disclosures) (the “Restatement”): (1) our condensed consolidated balance sheet as of September 30, 2010 and the related condensed consolidated statements of operations and cash flows for the quarter and then nine months ended September 30, 2010 contained in Part I Item 1 of this Amendment; and (2) management’s discussion and analysis of our financial condition and results of operations as of and for the quarter and nine months ended September 30, 2010 contained in Part I, Item 2 of this Amendment. Subsequent to the filing of the Company’s Form 10-Q for the quarter ended September 30, 2010, Management identified that there were errors in the recording of derivative liabilities for the quarter ended September 30, 2010 and therefore, our unaudited condensed consolidated financial statements required restatement. The Company has restated its September 30, 2010 information to correct the error noted above. Refer to Note 1 to the condensed consolidated financial statements included in Item 1 for further discussion of the Restatement.

Financial information related to the interim period ended September 30, 2010 included in the reports on Form 10-Q previously filed by us and all related earnings press releases and similar communications issued by us related to these periods, should not be relied upon and in the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

NEW LEAF BRANDS, INC.

PART I – FINANCIAL  INFORMATION

ITEM 1- FINANCIAL STATEMENTS
NEW LEAF BRANDS, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS	(As Restated)
Cash and cash equivalents	$245,635	$1,547,924
Accounts receivable, net of allowances for doubtful accounts of approximately $87,000 and $90,000 at September 30,
2010 and December 31, 2009, respectively	473,331	206,223
Inventory	496,897	485,889

Prepaid expenses and other current assets	56,581	17,905
Escrow deposit on sale of discontinued operations	-	250,000
Total current assets	1,272,444	2,507,941

Property and equipment, net	97,943	111,031
Intangible assets, net	3,836,449	4,198,324
Deferred financing costs, net	103,444	-

Total assets	$5,310,280	$6,817,296

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable	$1,905,908	$1,282,793
Accrued expenses	511,900	605,135
Due to related parties	396,352	403,247
Interest payable	87,707	53,969
Notes payable to related parties	710,614	90,727
Current portion of long-term debt	3,414,184	2,554,908
Derivative liabilities	-	110,000
Total current liabilities	7,026,665	5,100,779

Long-term debt	39,500	52,342
Derivative liabilities	1,219,331	-
Total liabilities	8,285,496	5,153,121

Contingencies (Note 8)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares	-	-
authorized; no shares issued and outstanding
Common Stock, $0.001 par value, 500,000,000 shares	75,080	63,105
authorized; 75,080,038 and 63,105,477 shares issued and
outstanding at September 30, 2010 and December 31, 2009,
Respectively
Additional paid-in capital	36,238,975	33,706,045
Accumulated deficit	(39,289,271)	(32,104,975)
Total stockholders' (deficit) equity	(2,975,216)	1,664,175

Total liabilities and stockholders' (deficit) equity	$5,310,280	$6,817,296

 See accompanying notes to the condensed consolidated financial statements

  NEW LEAF BRANDS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
	(As Restated)		(As Restated)
Net sales	$1,051,547	$1,025,220	$3,671,328	$2,915,604
Cost of goods sold	647,459	738,902	2,414,261	2,304,519
	404,088	286,318	1,257,067	611,085

OPERATING EXPENSES:
Shipping and handling	140,969	70,616	438,909	247,539
Selling and marketing	1,267,479	774,899	3,982,307	2,037,088
General and administration	410,178	421,485	2,492,160	1,374,540
Depreciation and amortization	129,200	121,122	387,659	359,370
Total operating expenses	1,947,826	1,388,122	7,301,035	4,018,537

Loss from continuing operations	(1,543,738)	(1,101,804)	(6,043,968)	(3,407,452)

OTHER (EXPENSE):

Interest expense, net	(75,273)	(337,435)	(208,646)	(983,573)
Loss on settlement of accounts payable and extinguishment of long-term debt	-	-	(1,628,166)	-
Amortization of debt discount and deferred financing costs	(60,031)	(624,835)	(290,304)	(2,069,249)
Write-off of debt financing costs	-	(105,657)	-	(105,657)
Loss on extinguishment of debt	-	(3,213,795)	-	(3,213,795)
Change in fair value of derivative liabilities	114,074	190,000	1,047,615	(2,806,000)
Other	(1,851)	(400)	(10,827)	2,847
Total other (expense), net	(23,081)	(4,092,122)	(1,090,328)	(9,175,427)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(1,566,819)	(5,193,926)	(7,134,296)	(12,582,879)

PROVISION FOR INCOME TAXES	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(1,566,819)	(5,193,926)	(7,134,296)	(12,582,879)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET	-	378,638	(50,000)	(1,803,073)
NET LOSS	(1,566,819)	(4,815,288)	(7,184,296)	(14,385,952)

DIVIDENDS ON PREFERRED STOCK	-	87,484	-	339,346
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,566,819)	$(4,902,772)	$(7,184,296)	$(14,725,298)

NET LOSS PER SHARE - BASIC AND DILUTED:
Continuing operations	$(0.02)	$(0.28)	$(0.11)	$(1.24)
Discontinued operations	-	0.02	-	(0.17)
Net loss per share-basic and diluted	$(0.02)	$(0.26)	$(0.11)	$(1.41)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING	74,443,272	18,694,309	65,716,793	10,461,248

 See accompanying notes to the condensed consolidated financial statements

  NEW LEAF BRANDS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended September 30,
	2010	2009
Operating Activities:	(As Restated)
Continuing operations:
Net loss continuing operations	$(7,134,296)	$(12,582,879)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	387,659	359,370
Loss on settlement of accounts payable and extinguishment of long-term debt	1,628,166	-
Amortization of debt discount and deferred financing costs	290,304	2,069,249
Write-off of debt acquisition costs	-	105,657
Loss on extinguishment of debt	-	3,213,795
Warrants issued for services	54,913	-
Stock-based compensation expense	168,661	103,434
Common stock issued for services	1,043,142	438,700
Loss on disposal of property and equipment	4,249	-
Change in fair value of derivative liabilities	(1,047,615)	2,806,000
Changes in continuing operating assets and liabilities:
Accounts receivable	(267,108)	(809,450)
Inventory	(11,008)	(194,249)
Prepaid expenses and other current assets	(38,676)	(41,006)
Accounts payable	786,896	1,603,596
Accrued expenses	(5,731)	13,955
Due to related parties	(94,399)	312,761
Interest payable	33,738	171,436
Net cash (used in) continuing operating activities	(4,201,105)	(2,429,631)

Discontinued operations:
Net loss from discontinued operations	(50,000)	(1,803,073)
Adjustments to reconcile net loss from discontinued operations to net cash provided by discontinued operating activities:
Impairment of intangible assets	-	3,250,000
Write-off of escrow from sale of discontinued operations	50,000	-
Depreciation and amortization	-	39,047
Stock-based compensation expense	-	40,773
Changes in discontinued operating assets and liabilities	-	217,991
Net cash provided by discontinued operations	-	1,744,738
Net cash (used in) operating activities	(4,201,105)	(684,893)

Investing Activites:
Continuing operations:
Purchases of property and equipment	(16,945)	(6,563)
Other	-	100
Net cash (used in) investing activities	(16,945)	(6,463)

Financing Activities:
Continuing operations:
Proceeds from the issuance of long-term debt and notes payable to related parties	1,587,313	1,263,357
Proceeds from the issuance of warrants	316,687	-
Receipt of escrow from sale of discontinued operations	200,000	-
Proceeds from the sale of common stock and warrants, net	964,998	-
Repayments of long-term debt	(87,917)	(563,351)
Fees paid in connection with the sale of debt and warrants	(75,320)	-
Payment of dividends	-	(3,500)
Payments on line of credit, net	-	(1,853)
Proceeds from the exercise of warrants	10,000	1,250
Net cash provided by financing activities	2,915,761	695,903

Change in cash and cash equivalents	(1,302,289)	4,547
Cash and cash equivalents at beginning of period	1,547,924	98,410
Cash and cash equivalents at end of period	$245,635	$102,957

Supplemental Disclosures:
Cash paid during the period for:
Interest	$135,160	$303,855

Non Cash Investing and Financing Activities:
Recognition of beneficial conversion feature on long-term debt	$100,000	$-

Settlement of accounts payable for common stock	163,781	-

Settlement of long-term debt for common stock	212,500	5,420,090

Issuance of warrants in connection with common stock and debt offerings	2,078,818	-

Classification of derivative payable to additional paid-in capital upon the
exercise of warrants	14,560	-

Warrants issued to placement agent which have been classified as
derivative liabilities and deferred financing costs	34,913	-

Accrued preferred stock dividends	-	339,346

Common stock issued in lieu of dividends	-	942

Value of warrants issued in relationship to debt	-	729,791

Exchange of common stock issued for services	-	438,700

Conversion of preferred stock to common stock	-	5,585,000

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
Notes to Condensed Consolidated Financial Statements
September 30, 2010

Restatement of Prior Period Amounts

In preparing its financial statements , New Leaf Brands, Inc. identified certain an errors related to accounting for derivative liabilities. These errors resulted in the overstatement of accumulated deficit and the understatement of derivative liabilities for the quarter ended September 30, 2010.

The Company recorded an adjustment for the fair value of warrant liabilities of $549,305 as an adjustment to its opening balance of additional paid-in capital as of January 1, 2010.

The following table summarizes the adjustments to the Company’s Consolidated Statements of Operations and Cash Flows for the quarter ended September 30, 2010.The Consolidated Balance Sheet at September 30, 2010 was revised to reflect the effect of this error which resulted in an decrease in Accumulated deficit of $613,408.

Condensed Consolidated Balance Sheet — September 30, 2010

	As previously
	Reported	Adjustment	Revised
	(In thousands)

Derivative liabilities	$1,276	$(57)	$1,219
Total liabilities	8,342	(57)	8,285
Additional paid-in capital	36,795	(556)	36,239
Accumulated deficit	(39,903)	613	(39,290)
Total stockholder’s equity (deficit)	(3,032)	57	(2,975)
Total liabilities and stockholders’ equity	5,310	-	5,310

Condensed Consolidated Statement of Operations — Three Months Ended September 30, 2010

	As previously
	Reported	Adjustment	As Restated
	(In thousands)

Change in fair value of derivative liabilities	$54	$60	$114
Total other (expense), net	(83)	60	(23)
Net loss from continuing operations before provision for income taxes	(1,627)	60	(1,567)
Net loss available to common stockholders	(1,627)	60	(1,567)
Net loss per share basic and diluted	(0.02)	0.00	(0.02)

Condensed Consolidated Statement of Operations — Nine Months Ended September 30, 2010

	As previously
	Reported	Adjustment	As Restated
	(In thousands)

Change in fair value of derivative liabilities	$434	$613	$1,047
Total other (expense), net	(1,704)	613	(1,091)
Net loss from continuing operations before provision for income taxes	(7,747)	613	(7,134)
Net loss available to common stockholders	(7,797)	613	(7,184)
Net loss per share basic and diluted	(0.12)	0.01	(0.11)

Condensed Consolidated Statement of Cash Flows — Nine Months Ended September 30, 2010

	As previously
	Reported	Adjustment	Revised
	(In thousands)

Net loss from continuing operations	$(7,747)	$613	$(7,134)
Change in fair value of derivative liabilities	(434)	(613)	(1,047)

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

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of September 30, 2010.  To date, it has also been unable to generate sustainable cash flows from operating activities.  In addition, the Company has $4,521,150 (including $472,626 in unamortized debt discount as of September 30, 2010) in long-term debt and related party obligations payable within the next twelve months including an obligation which is currenly in default (see Note 5).  For the nine months ended September 30, 2010, the Company’s loss from continuing operations is $7,134,296.  As of September 30, 2010, the Company’s cash and cash equivalents and working capital deficiency are $245,635 and $5,754,221, respectively.  Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

	September 30,	December 31,
	2010	2009
	(Unaudited)
Raw materials	$159,129	$91,351
Finished goods	337,768	394,538
Total inventory	$496,897	$485,889

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

	September 30,	December 31,
	2010	2009
	(Unaudited)
Intangible assets, gross	$4,760,824	$4,760,824
Less: accumulated amortization	924,375	562,500
Intangible assets, net	$3,836,449	$4,198,324

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

Deferred financing costs are being amortized over the term of the promissory notes of three months using the straight-line method.  The results achieved using the straight-line method is not materially different from those which would result using the effective interest method.

	September 30,	December 31,
	2010	2009
	(Unaudited)
Deferred financing costs	$114,323	$--
Less: accumulated amortization	10,879	--
Deferred financing costs, net	$103,444	$--

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

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) for the nine months ended September 30, 2010:

Nine months ended September 30, 2010

Beginning Balance	110,000
Adjustment for fair value of warrant liabilities as of January 1, 2010	549,305
Fair value at date of issuance or modification:
February 2010 stock and warrant issuance	661,305
April 2010 stock and warrant issuance	634, 328
September 2010 notes	326,568

Reclassification of derivative liability on warrant exercised	(14,560)
Change in fair value of derivative instruments included in net loss	(1,047,615)
Balance September 30, 2010	1,219,331

	Level 1	Level 2	Level 3	Total
Warrants with anti-dilution and cashless exercise provisions	$--	$--	$1,219,331	$1,219,331
Total	$--	$--	$1,219,331	$1,219,331

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

Reclassification

Certain amounts in the unaudited condensed consolidated financial statements have been reclassified to conform with the current period presentation.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following:

	September 30,	December 31,
	2010	2009
Description	(Unaudited)
Unsecured note payable to a director with a face amount of $150,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally scheduled to mature in June 2010, but was extended to December 31, 2010 (A) (B)	$150,000	$90,727

Unsecured non-interest bearing note payable to an officer with a face amount of $50,000 which was originally payable on demand, but was amended to be payable on demand after December 31, 2010 (C)	50,000	--

Unsecured note payable to a director with a face amount of $50,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally payable on demand but was amended to be payable on demand after December 31, 2010 (A) (C)	50,000	--

Unsecured note payable to a director with a face amount of $300,000 bearing interest, which is payable maturity, at 15% per annum. The note was originally scheduled to mature in July 2010, but was extended to December 31, 2010 (A) (B)	300,000	--

Unsecured non-interest bearing note payable to a director which was issued at an original issuance discount of $27,273. The note matures on the three month anniversary of its issuance date on December 21, 2010 (D)	160,614	--
Total notes payable to related parties	$710,614	$90,727

(A)
In connection with the issuance of the $300,000 unsecured note payable to a director, the Company agreed to amend the terms of the two previous outstanding notes payable to the director to provide the director with the option to convert the outstanding note balance to common stock at $0.35 per share, subject to a reset provision which contingently adjusts the conversion price in certain circumstances through July 19, 2010.  The Company concluded that the addition of the embedded conversion option to the two previous outstanding notes qualified as a modification, resulted in extinguishment of the notes and the resulted loss was de minimis . The Company also determined that the embedded conversion option did not need to be bifurcated as a derivative instrument.  However, since the embedded conversion option contained a beneficial conversion feature of $57,143 in intrinsic value, and the notes were either payable on demand or in default, the Company immediately recognized the intrinsic value in amortization of debt discount and deferred financing costs.

In June 2010, the Company entered into a transaction which triggered the reset provision contained in the amended note terms resulting in a reduction of the conversion price to $0.30 per share.  The $42,857 in incremental intrinsic value created by the reduction of the conversion price was immediately recognized in amortization of debt discount and deferred financing costs.

(B)
In August 2010, this note was extended to December 31, 2010.  The holder did not receive any additional consideration for extending the note.  The Company concluded that the modification of the note did not result in an extinguishment of debt and therefore did not record a gain (loss) on the modification of the note.

(C)	In August 2010, this note was amended to be payable on demand after December 31, 2010. The holder did not receive any additional consideration for amending the note. The Company concluded that the modification of the note result in an extinguishment of debtand therefore did not record a gain (loss) on the modification of the note.

(D)	The note was issued in connection with the Company’s private placement of promissory notes and warrants in September 2010 (see Note 5).

For the nine months ended September 30, 2010 and 2009, interest expense on notes payable to related parties was $32,500 and $237,789, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
Description	(Unaudited)
Unsecured notes payable with an aggregate original face amount of $175,000 bearing interest, which is payable monthly, at 8% per annum and payable in equal monthly installments of $21,875 through September 30, 2009 (A)	$--	$87,500

Unsecured convertible notes payable with an aggregate original face amount of $250,000 bearing interest, which is payable monthly, at 8% per annum and payable in equal monthly installments of $31,250 through September 30, 2009 (A)	--	125,000

Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest, which is payable at maturity, at 10% per annum. The notes were originally scheduled to mature in May 2010, but were extended to December 24, 2010. The notes are secured by the Company’s accounts receivable and inventory (B) (see Note 12)	1,500,000	1,429,000

Unsecured note payable bearing interest, which is payable at maturity, at 28% per annum	--	54,861

Notes payable to a trust,bearing interest at 5% per annum, unsecured, matures in May 2013. The Company stopped making principal and interest payments on the note in October 2009 and is in default as of September 30, 2010 (see Notes 2 and 8). Since the note is in default, it has been classified as a current liability	822,920	822,920

Equipment loan bearing interest, which is payable monthly, at 11% per annum and payable in monthly installments of $12,117 through November 2013	54,913	65,459

Unsecured note payable bearing interest, which is payable at maturity, at 15% per annum and payable on demand	--	10,000

Unsecured note payable bearing interest, which is payable at maturity, at 12% per annum and payable on demand	--	12,510
Unsecured non-interest bearing notes payable which were issued at an original issuance discount of $177,818. The notes mature on the three month anniversary of their issuance date in December 2010 (C)	1,075,851	--
Total debt	3,453,684	2,607,250
Less: current portion of long-term debt	3,414,184	2,554,908
Total long-term debt	$39,500	$52,342

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

(B)
In May 2010, the Company issued 360,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to June 2010. The Company determined that the modification of the term  of the notes qualified as a debt extinguishment and recognized a loss on the extinguishment of the notes of $165,600, which equal to the fair value of the additional shares of common stock issued..   In June 2010, the Company issued 4,500,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to September 2010.  The Company determined that the modification of the term of the notes qualified as a debt extinguishment and recognized a loss on the extinguishment of the notes of $1,350,000, which equal to the fair value of the additional shares of common stock issued. In August 2010, the Company and the holders agreed to extend the term of these notes to December 24, 2010. No consideration was received by the noteholders for agreeing to extend the notes. The Company determined that the modification of the notes did not result in an extinguishment of debt and therefore did not record a gain (loss) on the modification of the notes.

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

In April 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, the Company agreed to issue an aggregate of 1,821,414 shares of common stock and warrants to purchase 1,821,414 shares of common stock at an exercise price of $0.45 per share for net proceeds of $637,500.  The warrants issued in connection with the private placement are fully vested, have a five year term and provide their holders with certain anti-dilution and cashless exercise provisions. The Company determined that these warrants qualified as derivative instruments (see Note 3).  As such, a portion of the proceeds received in the private placement representing the fair value of the warrants of $614,2082 was classified as a derivative liability.  The fair value of the warrants was determined using the Black-Scholes-Merton option valuation model with the following assumptions:

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

During the nine months ended September 30, 2010, the Company settled $163,781 of accounts payable for the issuance of 440,923 shares of common stock with prices based on mutual settlement agreements ranging from $0.25 to $0.50 per share. The Company recognized a loss on the extinguishment of accounts payable of $75,378 which represented the difference between the agreed upon settlement price of such liabilities and the fair value of the Company’s common stock on the settlement date.

During the nine months ended September 30, 2010, the Company issued 2,217,500 shares of common stock to service providers.  The fair value of such common stock of $1,043,142 was measured at the earlier of: (a) the performance commitment date or (b) the date the services were completed based upon the specific terms of the arrangement and recognized as an operating expense.

Warrants

Set forth below is a description of the Company’s warrants as of September 30, 2010:

Designation / Reason Granted	Original issue date	Original Exercise Price	Expiration Date	Common Stock Issuable Upon Exercise

Bridge warrants / bridge financing (1)	September 2006	$1.00	September 2011	21,429
Marketing program development	October 2007	$1.00	October 2012	250,000
Investor warrants / 2007 private placement (1)	March 2007	$0.40	March 2012	58,749
Placement agent warrants	March 2007	$0.80	March 2012	155,000
12%Bridge note warrants	March 2007	$1.00	March 2012	35,000
Ancillary warrants	June 2007	$0.40	June 2012	5,000
April 2008 bridge notes warrants (1)	April 2008	$0.80	April 2013	15,625
September 2008 bridge note warrants (1)	September 2008	$0.85	September 2013	25,884
Series J warrants (1)	December 2008	$0.87	December. 2013	14,368
October 2009 note warrants (1)	October 2009	$0.25	October 2014	310,000
Investor warrants 2009 private placement (1)	December 2009	$0.25	December 2014	649,999
Investor warrants 2009 private placement (1)	February 2009	$0.55	December 2014	407,727
Marketing program development (1)	March 2010	$0.49	March 2015	150,000
Investor warrants 2009 private placement (1,2)	May 2010	$0.45	June 2015	1,499,410
Investor warrants 2010 private placement (1)	June 2010	$0.45	June 2015	1,821,414
Investor warrants 2010 original issue discount private placement (1)	September 2010	$0.25	September 2015	2,050,909
Placement agent warrants (1)	September 2010	$0.25	September 2015	210,960
Total warrants outstanding at September 30, 2010				7,681,474

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q/1A contains forward-looking statements that involve risk and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our Annual Report on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform theses statements to actual results or to changes in our expectations, except as required by law.

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

We have a history of recurring losses from continuing operations, deficiencies in working capital and we have limited cash on hand as of September 30, 2010.  To date, we have also been unable to generate sustainable cash flows from operating activities.  In addition, as of September 30, 2010, we have $4,521,150 (including $472,626 in unamortized debt discount) in long-term debt and related party obligations payable within the next twelve months, including an obligation which is currently in default.  For the nine months ended September 30, 2010, our loss from continuing operations was $7,134,296.  As of September 30, 2010, our cash and cash equivalents were $245,635 and our working capital deficiency was $5,754,221.  Collectively, these factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2010 and 2009

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

Other income (expense) for the nine month periods ended September 30, 2010 and September 30, 2009 was ($1,090,328) and was ($9,175,427), respectively. The change in the nine month period ended September 30, 2010, reflect the non-cash cost effects of pre and post restructuring cost that occurred during the third quarter of 2009 and the additional non-cash charges from the debt and equity financing activities during the nine months ended September 30, 2010 and a reduction in interest expense also resulting from the repayment of debt by using the proceeds from the sale of our Nutritional Specialties, Inc. business. Other income (expense) was ($23,081) for the three month periods ended September 30, 2010 and was ($4,092,122) for the three month period ending September 30, 2009.  In the three month period ended September 30, 2010, interest expense decreased resulting from the repayment of debt by using the proceeds from the sale of our Nutritional Specialties, Inc. business.  In 2009, in connection with our balance sheet restructuring, we incurred additional amortization costs, increased costs related to the intrinsic value of debt and warrants converted into common stock, loss on extinguishment of debt and offset by the unrealized gain on derivative payable. In the three months ended September 30, 2010, we incurred additional non-cash cost related to the August 2010 bridge debt and the reduction in the unrealized gain in derivative payable.

There is no provision for income taxes recorded for either period because we have never generated taxable income. We maintain a full valuation allowance against our net deferred taxes which mainly consists of net operating loss carryforward .

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

Liquidity and Capital Resources

As of September 30, 2010, we had $1,272,444 in current assets of which $718,966, or 57%, was cash and cash equivalents and receivables.  On average, our receivables are collected after 46 days outstanding.  Inventories were $496,897 at September 30, 2010, an increase of $11,008 over the December 31, 2009 balance of $485,889.  Total current liabilities at September 30, 2010 totaled $7,026,665, of which $2,417,808, or 34%, represented trade and operating payables.  The current ratio was 1 to 5.5 at September 30, 2010.

At September 30, 2010, we had a net working capital deficiency of $5,754,221.  Our need for cash during the nine months ended September 30, 2010 was primarily funded through the issuance of additional common stock and warrants totaling $982,498, borrowings from related parties of $600,000 and cash received from the issuance of $1,304,000 of debt and warrants.

We have a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of September 30, 2010.  To date, we have also been unable to generate sustainable cash flows from operating activities.  In addition, we have approximately $4,521,150 (including $472,626 in unamortized debt discount as of September 30, 2010) in long-term debt and related party obligations payable due within the next twelve months including an obligation which is currently in default.  For the nine months ended September 30, 2010, our loss from continuing operations is $7,134,296.  As of September 30, 2010, our cash and cash equivalents and working capital deficiency are $245,635 and $5,754,221, respectively.  Collectively, these factors raise substantial doubt our ability to continue as a going concern.

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

Related Party Transactions

On April 1, 2010, Mr. Skae, our Chief Executive Officer provided financing to our Company in the amount of $50,000 in exchange for a non-interest bearing demand note. On August 24, 2010, the note was amended to be payable on demand after December 31, 2010. On October 12, 2010, the note was amended again to be payable on demand after January 12, 2011. No consideration was given by Mr. Skae for agreeing to extend the note.

On April 30, 2010, we issued a demand note to Mr. O. Lee Tawes III, a director of our Company, for $50,000 bearing simple interest at 10% per annum. On August 24, 2010, the maturity date of the note was amended to December 31, 2010. On October 12, 2010, the maturity date of the note was extended to January 12, 2011. No additional consideration was given to Mr. Tawes for agreeing to extend the note.

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

On September 21, 2010, we issued to Mr. O. Lee Tawes III as part of a private placement of promissory notes with a face value of $227,273 and detachable warrants to purchase 272,727 shares of common stock to accredited investors pursuant to a private placement memorandum.  The promissory notes were issued at an original issuance discount of $27,273, do not have a stated interest rate and mature on the three month anniversary of their issuance date in December 2010. In addition, the notes are automatically convertible upon the consummation of a qualified offering into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold.  The warrants are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term.  The warrants also provide its holder with certain anti-dilution and cashless exercise provisions. The terms of the offering also provide investors with a reset feature which gives them the right, for as long as the notes are outstanding, to exchange the promissory notes for securities issued in a subsequent offering in the event that the Company enters into any subsequent transaction other than the qualified offering, as defined, on terms more favorable than those governing the current offering.

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