Form 10-Q
period 2011-03-31
New Leaf Brands, Inc.
filed 2011-07-18
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
Or

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

As of July 14, 2011, there were 143,229,126 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

PART I – FINANCIAL  INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

NEW LEAF BRANDS, INC.
Condensed Consolidated Balance Sheet
Unaudited

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash & cash equivalents	$38,052	$13,024
Accounts receivable, net of allowance of $35,000 for March 31, 2011 and December 31, 2010	306,999	148,833
Inventories	305,878	435,414
Prepaid expenses and other assets	118,847	67,780
Total current assets	769,776	665,051

Property and equipment, net	82,430	91,099
Intangible assets, net	3,595,200	4,040,824
Total assets	$4,447,406	$4,796,974

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$2,451,771	$2,670,993
Accrued liabilities	385,890	449,431
Accrued liabilities related party	446,638	750,103
Interest payable	145,335	118,784
Short-term notes	60,000	3,282,954
Notes payable to related parties	137,500	777,273
Current portion of long-term debt	839,161	838,741
Total current liabilities	4,466,295	8,888,279

Long-term debt	30,510	34,904
Derivative liabilities	658,540	594,271
Total long-term liabilities	689,050	629,175

Total liabilities	5,155,345	9,517,454

Commitment and contingencies (Note 12)

Stockholders' deficit
Cumulative Convertible Preferred stock, $0.001 par value per, convertible 1,000 shares authorized; 218 issued and outstanding (liquidation preference $5,236,917 and $0, respectively)	-	-
Common Stock, $0.001 par value per share, 500,000,000 shares authorized, issued and outstanding: 77,163,901 at March 31, 2011 and 75,761,856 at December 31, 2010	77,164	75,762
Additional paid-in capital	42,067,375	36,440,087
Accumulated deficit	(42,852,478)	(41,236,329)
Total stockholders' deficit
	(707,939)	(4,720,480)

Total liabilities and stockholders' deficit	$4,447,406	$4,796,974

See accompanying notes to the consolidated financial statements

NEW LEAF BRANDS, INC.
Condensed Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31,
	2011	2010

Net Sales	$687,586	$954,549
Cost of goods sold	557,118	679,699
Gross profit	130,468	274,850

Operating expenses:
Shipping & handling	127,833	120,798
Marketing	617,997	1,186,889
General and administrative	569,829	1,539,545
Depreciation & amortization	129,292	129,356
Total operating expenses	1,444,951	2,976,588

Loss from operations	(1,314,483)	(2,701,738)

Other income (expense)
Miscellaneous (expense), net	(19)	(4,288)
Interest expense, net	(49,931)	(68,297)
Loss on settlement of accounts payable and extinguishment of long-term debt	(118,504)	(75,378)
Amortization of debt discount & deferred financing costs	(68,943)	(74,430)
Change in fair value of derivative liabilities	(64,269)	297,391
Total other income (expense)	(301,666)	74,998

Loss from operations before provision for income taxes	(1,616,149)	(2,626,740)
Provision for income taxes	-	-
Net loss	$(1,616,149)	$(2,626,740)

Net loss per share-basic and diluted
Net loss per share-basic and diluted	$(0.02)	$(0.04)

Basic and diluted weighted average common shares outstanding	76,233,134	63,834,295

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
Condensed Consolidated Statement of Cash Flows
Unaudited

	Three months ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,616,149)	$(2,626,740)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation & amortization	129,293	203,786
Loss on extinquisment of debt	118,504	75,378
Amortization of debt discount & deferred financing cost	68,944	-
Warrants issued for services	10,398	54,830
Stock based compensation	62,217	51,575
Common stock issued for services	139,999	1,018,226
Change in fair value of derivative liabilities:	64,269	(297,391)
Changes in assets & liabilities:
Accounts receivable	(158,166)	(504,998)
Inventories	129,536	(830,240)
Prepaid expenses and other current assets	(51,067)	(59,242)
Accounts payable	(119,222)	793,620
Accrued liabilities	(15,455)	447,858
Net cash (used in) operating activities	(1,236,899)	(1,673,338)

Cash flows from investing activites:
Purchase of property and equipment	-	(14,965)
Net cash (used in) investing activities	-	(14,965)

Cash flows from financing activities
Proceeds from notes payable	205,000	-
Net proceeds from sale of common stock	-	327,500
Net proceeds form sale of preferred stock and warrants	1,068,401
Principal payments on notes payable	(11,474)	(45,150)
Net cash provided by financing activities	1,261,927	282,350

Net increase (decrease) in cash for the period	25,028	(1,405,953)
Cash and cash equivalents at the beginning of period	13,024	1,547,924
Cash and cash equivalents at the end of period	38,052	$141,971

Cash paid during the period for:
Interest	$76,482	$70,925

NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of accounts payable for shares and warrants	100,000	163,781
Conversion of debt obligations	4,129,171	-
Forgiveness of earn-out and reduction of intangibles	325,000	-
Issuance of warrants in connection with common stock and debt offering	-	695,987

See accompanying notes to the condensed consolidated financial statements

1.  Organization and Basis of Presentation

The condensed consolidated financial statements include NEW LEAF BRANDS, INC. (“the Company”) and its wholly-owned subsidiaries, Baywood New Leaf Acquisition, Inc. and Nutritional Specialties. Nutritional Specialties was acquired by the Company in March 2007 and sold in July 2009.

The Company develops, markets and distributes healthy and functional ready-to-drink (“RTD”) beverages. The Company distributes its products through independent distributors both internationally and domestically.

The Company was incorporated in Nevada on June 13, 1986 as Baywood Financial, Inc.. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc.

In March 2007, Baywood International, Inc. created the acquisition subsidiary Baywood Acquisition Inc. to acquire Nutritional Specialties. Baywood Acquisition Inc. changed its name to Nutritional Specialties Inc..

In September 2008, Baywood International, Inc. created the acquisition subsidiary Baywood New Leaf Acquisition, Inc. to acquire Skae Beverage International. In October 2009, Baywood International, Inc. changed its name to New Leaf Brands, Inc.

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

We have made certain reclassification adjustments to conform prior-period amounts to the current presentation, primarily related to booking derivative liabilities in connection with the issuance of certain warrants and options (see Note 3).

2.  Going Concern

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand. As of  March 31, 2011, it has also been unable to generate sustainable cash flows from operating activities. In addition, the Company has $1,483,299 in debt and related party obligations payable within the next twelve months including an obligation which is currently in default (see Note 8). For the three months ended March 31, 2011, the Company’s loss from continuing operations is $1,616,149. As of March 31, 2011, the Company’s cash and cash equivalents and working capital deficiency are $38,052 and $3,696,519, respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is dependent upon its ability to obtain the necessary financing. The Company believes that its existing cash resources, combined with projected cash flows from operations, will not be sufficient to execute its business plan and continue operations for the next twelve months without additional funding. The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital. In January 2011, the Company raised an additional gross proceeds of $1,215,000 pursuant to a private placement of promissory notes and warrants (see Note 9). The Company has also recently borrowed an aggregate of $400,000 (see Note 14). Management believes that its existing beverage business can eventually achieve profitability and positive cash flow. In addition to paying down and restructuring its debt, management is actively taking steps to reduce the Company’s future operating expenses and increase future sales. However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.  Summary of significant accounting policies

The Company has identified the policies below as critical to its business operations and the understanding of the results of its operations. The impact and any of its associated risks related to these policies on the Company’s business operations are discussed throughout this section.

Inventories

Inventories, as estimated by management, consist primarily of finished goods, but at times will include certain raw materials and are recorded at the lower of cost (average cost basis) or market. The inventory is comprised of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Finished goods	$145,454	$258,324
Raw materials	160,424	177,090
Total inventories	$305,878	$435,414

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of five years.

Intangible assets

Intangible assets consist of brand value resulted from the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC.  Intangible assets consisted of the following at March 31, 2011 and December 31, 2010:

Brand Value – New Leaf Brands
Asset value at December 31, 2010	$5,085,824
Accumulated amortization as of December 31, 2010	(1,045,000)
Net asset value at December 31, 2010	$4,040,824

Asset value at March 31, 2011	$4,760,824
Accumulated amortization as of March 31, 2011	(1,165,624)
Net asset value at March 31, 2011	$3,595,200

The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of Intangibles-Goodwill and Other Topic of the Codification (ASC Topic 350-30), which requires that other intangible assets be tested for impairment using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the amortizing intangible with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s amortizing intangible is not considered to be impaired and the second step is unnecessary. There have been no impairment of the intangible assets during the three months ended March 31, 2011.

The brand value (including Trademarks and Trade Names)  are being amortized over a ten-year period.  Amortization expense for the three months ended March 31, 2011 and 2010  was $120,624 and $120,626, respectively.

Based on the Company's amortizable intangible assets as of March 31, 2011, amortization expense is expected to be approximately $361,872, for the remainder of 2011 and range from approximately $482,500, for each of the next five fiscal years.

Option -Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each option and warrant grant on the date of grant using the Black-Scholes-Merton option-pricing model.  The option and warrant estimates are based on the following assumptions for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Dividend yield	–	–
Volatility	56% - 98%	99% to 111%
Risk free interest rate	0.2% to 2.4%	2.4% to 3.3%
Expected term	0.29 to 5 years	5 to 7 years
Forfeiture rate (options)	8%	8%

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

The Company originally estimated the fair value of these warrants using a Black-Scholes-Merton valuation model. The same valuation model approach is applied to the market price of the Company’s common stock at March 31, 2011 and 2010 to determine the amount of the derivative relative to the down round protection. The change in this derivative value is included in the consolidated statement of operations as a change in fair value of derivative liabilities. The Company considers these derivative instruments as used for the purpose of securing financing.

During December 2009, the Company commenced a private placement offering of common stock and warrants with certain accredited investors. On February 16, 2010, the company issued a side letter agreement to the shareholders of this offering which included down round protection through April 30, 2010 in which additional shares of common stock and/or warrants would be issued, subject to certain conditions in the side letter agreement. As of April 6, 2010, the Company initiated a new private placement offering where the terms are more favorable than the December 2009 private placement offering.  Shareholders who participated in the December 2009 offering received an aggregate of 1,499,407 additional warrants with an exercise price of $0.45 per warrant.

The fair value of the derivative payable associated with the private placement in the side letter as of the grant date of February 28, 2010 was $25,000. The fair value of the derivative liabilities at March 31, 2010 was $508,596. The decrease in fair value of the Company’s derivative payable resulted in a gain of $297,391 for the three months ended March 31, 2010 and is included in the change in fair value of the derivative liabilities. The gain includes a decrease in the derivative liabilities due to the passage of time.

The following table summarizes the fair value of warrants classified as liability instruments, recorded on the consolidated balance sheet as of March 31, 2011 (all of which are calculated using level 3 fair value measurements):

Total Fair Value of
Derivative as of
Offering	3/31/2011
2006 and 2008 Bridge Financing	$3,093
Warrants issued to Series I and J Preferred Stock holders	2,596
October 2009 notes	26,348
February 2010 stock and warrant issuance	224,362
April 2010 stock and warrant issuance	161,729
September 2010 notes	240,412

$658,540

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) during period ended March 31, 2011:
Balance at December 31, 2010	$594,271

Change in fair value of derivative instruments included in net loss for the period ended March 31, 2011	64,269

Balance at March 31, 2011	$658,540

Revenue Recognition

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally considered to have occurred upon the shipment of product to the customer. The earnings process is complete once the customer order has been placed and approved and the product shipped to the customer. Product is sold to customers on credit terms established on an individual basis. The credit factors used include historical performance, current economic conditions and the nature and volume of the product.

The Company offers its customers and consumers a variety of sales and incentive programs, including discounts, allowances, coupons, slotting fees, and co-op advertising; such amounts are estimated and recorded as a reduction in revenue. The Company sells its products to customers with a right of return and is obligated to accept  returns.

Net Loss per Share of Common Stock

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

Comprehensive Income (Loss)

The Company accounts for its Comprehensive Income (Loss) under the Topic of the Codification (ASC Topic 220-10), “Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income (loss) and its components within the financial statements. Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss). There were no other components of comprehensive income (loss) other than the net loss for the three months ended March 31, 2011 and 2010, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the 2011 presentation.

Recently Issued Accounting Pronouncements

There have been no significant developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements from those disclosed in our 2010 Annual Report on Form 10-K.

4.  Geographic area information

The Company generates its revenues from numerous customers, primarily in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the three months ended March 31:

	2011	2010
United States	$675,038	$951,276
Other International	12,548	3,273
Totals	$687,586	$954,549

The Company holds all its assets in the United States.

5.  Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At March 31, 2011, the cash balances in these institutions were insured in full by the Federal Deposit Insurance Corporation. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 16% of sales during the three months ended March 31, 2011. The aggregate accounts receivable from this customer amounted to approximately 10% of the accounts receivable balance outstanding at March 31, 2011.

The Company does have two vendors that accounted for approximately 63% of purchases during the three months ended March 31, 2011. The aggregate accounts payable due to these vendors amounted to approximately 12% of the accounts payable balance outstanding at March 31, 2011.

A slowdown or loss of these customers or vendors could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

6.  Notes payable to related parties

Notes payable to related party at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
Description	2011	2010

Unsecured note payable to an officer with a original face amount of $20,000 bearing no interest and payable on demand (E)	$12,500
Unsecured note payable to an officer with a face amount of $20,000 bearing interest at 6% per annum and payable on demand (E)	20,000
Unsecured note payable to a director with a face amount of $75,000 bearing interest at 12% per annum and payable on demand (E)	75,000
Unsecured note payable to a director with a face amount of $30,000 bearing no interest and payable on demand (D) (E)	30,000
Unsecured note payable to a director with a face amount of $50,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally payable on demand but was amended to be payable on demand after December 31, 2010 (A) (B)	-	$50,000
Unsecured non-interest bearing note payable to an officer with a face amount of $50,000 which was originally payable on demand, but was amended to be payable on demand after December 31, 2010 (B)	-	50,000
Unsecured note payable to a director with a face amount of $150,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally scheduled to mature in June 2010, but was extended to January 12, 2011 (A)	-	150,000
Unsecured note payable to a director with a face amount of $300,000 bearing interest, which is payable maturity, at 15% per annum. The note was originally scheduled to mature in July 2010, but was extended to December 31, 2010 (A)	-	300,000
Unsecured non-interest bearing note payable to a director which was issued at an original issuance discount of $27,273. The note matures on the three month anniversary of its issuance date on December 21, 2010 but was later extended to January 21, 2011 (C)	-	227,273

Total notes payable to related parties	$137,500	$777,273

A) In connection with the issuance of the $300,000 unsecured note payable to a director, the Company agreed to amend the terms of the two previous outstanding notes payable to the director to provide the director with the option to convert the outstanding note balance to common stock at $0.35 per share, subject to a reset provision which contingently adjusts the conversion price in certain circumstances through July 19, 2011. The Company concluded that the addition of the embedded conversion option to the two previous outstanding notes qualified as modification resulted in extinguishment of the notes and the resulted loss was de minimis. The Company also determined that the embedded conversion option did not need to be bifurcated as a derivative instrument. However, since the embedded conversion option contained a beneficial conversion feature of $57,143 in intrinsic value, and the notes were either payable on demand or in default, the Company immediately recognized the intrinsic value in amortization of debt discount and deferred financing costs.

In June 2010, the Company entered into a transaction which triggered the reset provision contained in the amended note terms resulting in a reduction of the conversion price to $0.30 per share. The $42,857 in incremental intrinsic value created by the reduction of the conversion price was immediately recognized in amortization of debt discount and deferred financing costs.

On January 21, 2011, $500,000 of these notes were converted into 20 units of Series K Preferred Shares and 1,666,667 warrants, which are described in Notes 7 and 9. At March 31, 2011, accrued interest of $57,500 was not converted in the January 21, 2011 transaction, and is included in accrued liabilities related party.

B) In August 2010, these notes were amended to be payable on demand after December 31, 2010. The holder did not receive any additional consideration for amending the note. The Company concluded that the modification of the note did not result in an extinguishment of debt and therefore did not record any gain (loss) on the modification of the note. This note was converted on January 21, 2011 into 2 units of Series K Preferred Stock and 166,667 Series Y warrants which are discussed in Note 9.

C) The note was issued in connection with the Company’s private placement of promissory notes and warrants in September 2010. The note was extended to January 21, 2011, as part of this extension the company issued 45,455 Common shares and reflected a charge of $7,500 as extinguishment of debt for the period ended March 31, 2011. On January 21, 2011, $235,294 of these notes were converted into 9.41 units of Series K Preferred shares and 3,137,255 warrants, which are described in Notes 7 and 9.

D) On April 29, 2011, this note was converted into 400,000 common shares.

E) These notes were issued during the quarter ended March 31, 2011 to provide short-term financing.

Interest expense in the three months ended March 31, 2011 and 2010 amounted to $9,034 and $3,750, respectively. The weighted average interest rate for all short term borrowings, excluding the amortization of debt discount was 7.9% for 2011 and 10.0% for 2010.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these related party notes as of  March 31, 2011:

Year Ending December 31,	Principal Maturities
2011	$137,500
2012	-
2013	-
2014	-
2015	-
Total	$137,500

7.  Short-term notes

Short-term notes at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
Description	2011	2010
Unsecured notes payable with a face amount of $60,000 bearing no interest and payable on demand (C)	60,000
Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest, which is payable at maturity, at 10% per annum. The notes were originally scheduled to mature in May 24, 2010, but were extended to January 21, 2011. The notes are secured by the Company’s accounts receivable and inventory. (A)	$-	$1,500,000
Unsecured non-interest bearing notes payable which were issued at an original issuance discount of $213,954. The notes mature on the three month anniversary of their issuance date in December 2010. (B)	-	1,782,954

Total short-term notes	60,000	3,282,954

(A). On January 21, 2011, these notes were converted 60 units of Preferred stock as part of the Series K Preferred share offering and the note holders also received 5,000,000 warrants series Y which are discussed below. At March 31, 2011, accrued interest of $70,211 was not converted in the January 21, 2011 transaction and is included in the accrued expenses.

(B). The payment term on these notes were extended to January 21, 2011, as part of this extension, the company issued 356,596 common shares and reflected a charge of $58,838 as extinguishment of debt for the period ended March 31, 2011.

On January 21, 2011, these notes were converted 73.76 units of Preferred stock as part of the Series K Preferred share offering  and also received 24,585,026 warrants series X, Y and Z which are discussed below. The Company determined that the fair value of the Series K Preferred Stock and Common Stock warrants Series X, Y and Z collectively,  were $4,129,171 and $2,284,829, respectively, at the date of the conversion. The $2,050,000 of note payable to Related Parties and $2,079,171 of Short-term notes were converted in accordance with the original terms of the debt agreements whereby if, at any time prior to or on the Maturity Date, the Company consummates a Qualified Offering, all of the outstanding Face Amount of these Notes shall, without further act at the closing of such Qualified Offering, convert into securities identical to those being sold in the Qualified Offering, at a conversion price equal to the price of the securities sold in the Qualified Offering.  A “Qualified Offering” is defined as proceeds of at least $1,200,000 and consummated by January 21, 2011. Under the terms of the Qualified Offering which closed on January 21, 2011, the outstanding debt described above was converted into the respective preferred shares and common stock warrants following the terms specified in the debt agreements and therefore, no gain or loss was recorded in the accompanying financial statements.

C) These notes were issued during the quarter ended March 31, 2011 to provide short-term financing. On April 29, 2011, these notes were converted into 800,000 common shares.

8.  Long-term debt

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

Description	March 31, 2011	December 31, 2010

Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013(A)	$822,920	822,920
Equipment loan bearing interest at 11% per annum, mature in November 2013 (B)	46,751	50,725
Total long-term debt	869,671	873,645
Less current maturities	839,161	838,741
Long-term debt	$30,510	$34,904

Interest expense for the three months ended March 31, 2011 and 2010 amounted to $13,743 and $19,186, respectively.  The weighted average interest rate for all short-term borrowings was 6% for 2011 and 7% for 2010.

(A) The Company is in negotiation with certain former shareholders of Nutritional Specialties, Inc. The Company stopped making principal and interest payments on these notes in September 2009 and the notes were considered to be in default. (See Note 12)

(B) On December 3, 2008, the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719 which matures by December 2013.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these note as of March 31 2011:

Year Ending December 31,	Principal Maturities
2011	$839,161
2012	17,567
2013	12,943
2014
2015
Total	$869,671

9.  Stockholders’ deficit

During the three months ended March 31, 2011, the Company converted $100,000 of accrued expense into 4 Series K Preferred shares at the Series K Preferred share offering rate of $25,000 per shares and issued 333,333 Series X and Y warrants and 666,666 Series Z warrants. The Company determined that the issuance of the Series K Preferred and the warrants on the conversion of the accrued expense was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $52,166. In addition, the Company issued 1,000,000 common shares for Marketing services at stated market value on the date of the agreement of $0.14 per share.

On January12, 2011, the Company’s OID noteholders agreed to extend the maturity of their notes to January 17, 2011. In granting the extensions to January 17, 2011, the OID note holders received 402,045 Common Shares in the Company, as this exchange was to extend the term of the debt the Company accounted for the extension as a material modification and recognized a loss on extinguishment of debt of $66,338 in January 2011.

On January 21, 2011,  the Company completed a unit offering of  an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and  three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to eleven accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an  aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock.   The Series Z Warrants are five-year warrants whose effectiveness is conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable.  As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into 82 units of the Company’s Series K Preferred Stock and issued 6,833,334 Series Y warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X,Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

In connection with the transaction, the Company entered into a Securities Purchase Agreement, dated January 20, 2011, with eleven  investors (“SPA”).  In addition to providing for the purchase of the Series K Preferred Stock and warrants by such investors as above, the SPA also provided for the Company to amend  its earn-out arrangement with Eric Skae, its Chief Executive Officer, as set forth in a certain Amendment to Asset Purchase Agreement; placed certain restrictions on the Company in connection with additional equity offerings by it for a period of 12 months; caused each executive officer and director to enter into a “lock-up” agreement valid until 90 days after the effectiveness of one or more registration statements to be filed to be filed pursuant to the Registration Rights Agreement described below; and caused the conversion to equity of certain outstanding debt of the Company as set forth in the last two sentences of the preceding paragraph.

The Company also entered into a Registration Rights Agreement, dated January 20, 2011 with each unit subscriber pursuant to which the Company agreed, at its expense, to file and gain effectiveness for one or more registration statements covering the Company common stock issuable pursuant to exercise of the Warrants and conversion of the Series K Preferred Stock.  The Company further agreed to file such registration statement within 60 days of the closing of the offering and to obtain its effectiveness within 90 days of such closing (or 120 days if such registration statement is subject to full Securities and Exchange Commission  review), failing which monetary penalties are imposed. The registration statement(s) is (are) to be maintained effective until all securities registered for sale thereunder have been sold.

The Company also filed a Certificate of Designation of its Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock, par value $.001 per share. The Series K Preferred Stock ranks senior to the common stock, carries a 10% cumulative rate of interest, has a liquidation preference and is convertible into shares of the Company’s common stock at $.15 per share, subject to adjustment and anti-dilution protection. The Series K Stock is callable and redeemable by the Company under certain circumstances. The Series K Stock may be converted by the Company into shares of its common stock if the market price of the common stock is at least 300% of the conversion price for a period of 30 days and at least 200,000 shares have traded each day during such 30 day period. The Series K Preferred Stock has voting rights, voting with the Company’s common stock on an assumed-converted basis. The Certificate of Designation contains additional restrictions on the Company’s operations, including a restriction prohibiting the payment of any dividends on the Company’s common stock without the affirmative consent of the holders of the Stock.

The Warrants are represented by warrant certificates and are exercisable at $.15 per share. They are exercisable in whole or in part and the Series X and Z (but not Y) warrants  may be exercised on a cashless basis.

The placement agent for the offering received $72,435  in cash fees and  361,000 warrants valued at $18,804 using the Black-Scholes-Merton model described above, to purchase common stock which have terms similar to the Series X warrants.

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

10.  Stock options and warrants

Options

The Company did not grant any stock options to directors and employees during the three months ended March 31, 2011. The Company granted 350,000 options to purchase common stock to  an officer during the three month period ended March 31, 2010.  Compensation cost recognized during the three months ended March 31, 2011 and 2010 related to stock-based awards was $62,217 and $51,575, respectively. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

The summary of activity for the Company's stock options is presented below:

	March 31, 2011	Weighted Average Exercise Price

Options outstanding at December 31, 2010	3,538,750	$0.65
Granted for the period	-
Exercised for the period	-
Terminated/Expired	(575,500)	0.45
Options outstanding at March 31, 2011	2,963,250	$0.69
Options exercisable at March 31, 2011	1,655,714	$0.71
Options available for grant at March 31, 2011	3,097,948

Exercise price per share of options outstanding	$0.40 to 1.60

Weighted average remaining contractual lives	7.6 years

Sum of fair value of options granted during the quarter	$-

The common stock options expire as follows:

Year	Number of options
2011	-
2012	10,000
2013	-
2014	-
2015 - 2019	2,953,250
Total	2,963,250

The aggregate intrinsic value of the options outstanding at March 31, 2011 was $0 with a weighted average remaining contract term of 7.6 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $946,000 as of March 31, 2011.

Warrants

Set forth below is a description of the Company’s warrants as of March 31, 2011

Designation / Reason Granted	Original issue date	Shares of Common Stock Upon Exercise	Exercise Price / Share	Expiration Date

Bridge Warrants / Bridge financing (1)	September-06	21,429	$1.00	September-11
Marketing Program Development	October-07	250,000	$1.00	October-12
Investor Warrants / 2007 Private Placement (1)	March-07	58,749	$0.40	March-12
Placement Agent Warrants	March-07	155,000	$0.80	March-12
12% Bridge Note Warrants (1)	March-07	35,000	$1.00	March-12
Ancillary Warrants	June-07	5,000	$0.40	June-12
April 2008 Bridge Notes Warrants (1)	April-08	15,625	$0.80	April-13
September 2008 Bridge Note Warrants (1)	September-08	25,884	$0.85	September-13
Series J Warrants (1)	December-08	14,368	$0.87	December-13
October 2009 Note Warrants (1)	October-09	310,000	$0.25	October-14
Investor Warrants 2009 Private Placement (1)	December-09	649,999	$0.55	December-14
Investor Warrants 2009 Private Placement (1)	February-10	407,727	$0.55	February-15
Marketing Program Development	March-10	150,000	$0.49	March-15
Investor warrants 2009 Private Placement (1)(2)	May-10	1,499,410	$0.25	May-15
Investor Warrants 2010 Private Placement (1)	June-10	1,821,414	$0.45	June-15
Investor Warrants 2010 Original Issue Discount Private Placement (1)	September/October 2010	2,412,273	$0.25	September, October 2015
Placement agent Warrants (1)	October-10	266,760	$0.25	October-15
Investor X Warrants 2011 Series K Preferred stock	January 2011	10,980,570	$0.15	January-16
Investor Y Warrants 2011 Series K Preferred stock	January 2011	10,980,570	$0.15	45 days after registration statement
Investor Z Warrants 2011 Series K Preferred stock	January 2011	21,961,140	$0.15	January-16
Placement agent X Warrants	January 2011	361,000	$0.15	January-16
Debt conversion Y Warrants	January 2011	6,833,333	$0.15	45 days after registration statement
Accounts payable conversion X Warrants	January 2011	333,333	$0.15	January-16
Accounts payable conversion Y Warrants	January 2011	333,333	$0.15	45 days after registration statement
Accounts payable conversion Z Warrants	January 2011	666,667	$0.15	January-16
Marketing Program Development	2/1/2011	100,000	$0.15	February-16

-1
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

-2
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

During the three months ended March 31, 2011, the Company issued 100,000 warrants for marketing services at an exercise price of $0.15 per share, 43,922,280 warrants were issued in conjunction with the issuance of Series K Preferred shares, 361,000 warrants were issued to the placement agent of the Series K Preferred shares, 6,833,333 warrants were issued for the conversion of certain notes payable into Series K Preferred shares, and 1,000,000 warrants were issued in conjunction with the conversion of vendor payables.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the three months ended March 31, 2010:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2010	8,098,638	$0.42	3.85
Granted during the period	52,549,946	0.15	4.82
Exercised during period
Expired during the period
Warrants outstanding at March 31, 2011	60,648,584	$0.19	4.21

The common stock warrants expire  in the years ended December 31 as follows:

Year	Amount
2011	21,429
2012	503,749
2013	55,877
2014	959,999
2015	6,557,584
2016	52,549,946

Total	60,648,584

11.  Related party transactions

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of March 31, 2011:

Officer/Director	Notes Payable			Accrued Salaries &
	Amount	Accrued Interest	Earn-out Amount	Bonus Amount

Eric Skae, C.E.O. & President	$12,500		$260,000	$125,007
David Tsiang, Chief Financial Officer	20,000	180
O. Lee Tawes III, Director	105,000	61,451	-	-
Total	$137,500	$61,631	$260,000	$125,007

On January 12, 2011, O. Lee Tawes, a director of the Company, lent the Company an aggregate of $75,000 for which he received a demand promissory note bearing interest at the rate of 12% per annum. Mr. Tawes lent the Company an additional $30,000 on February 24, 2011 for which he received a promissory note bearing interest at the rate of 0% per annum. Mr. Tawes converted the second promissory note into shares of common stock in the April 29, 2011 private placement closing described under Subsequent Events (Note 14).

On January 12, 2011, Eric Skae, the Company's CEO and a director, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest a the rate of 0% per annum. On January 28, 2011, the Company repaid $7,500 of this loan.

Also on February 24, 2011, David Tsiang the Company's CFO, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest a the rate of 6% per annum.

12.  Contingencies

On January 29, 2009, the Company was notified that it was named as a defendant, along with 54 other defendants, in a class action lawsuit under California Proposition 65 for allegedly failing to disclose the amount of lead in one of its products. The Company has responded to discovery requests from the Attorney General of California. To date, no trial date has been set. The Company is currently investigating the merits of the allegation and is unable to determine the likelihood of an unfavorable outcome or a range of possible loss. This matter remains pending.

On December 7, 2009, the Company received a demand notice for payment for $822,920 from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, the Company offered to settle any claims against us in this matter for cash and restricted common stock. The Company's offer lapsed before it was accepted. The Company intends to continue to attempt to negotiate a settlement for this debt. The Company has accrued for this payment of $822,920 as of December 31, 2010 as a short-term note payable. On July 7, 2010, the Company was served with a Complaint demanding payment of the remaining balance of a $1,200,000 note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc. The parties have attended mediation and the Company is hopeful that this may be amicably resolved. This matter remains pending.

On March 12, 2010, the Company was notified that it was  named as a defendant in lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. On March 23, 2011, Vitro Packaging alleges the Company owed unpaid accounts payable and is seeking payment of approximately $345,000. The Company has entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275.06 until after May 16, 2011. This matter remains pending.

In December 2010, the Company’s Chief Operating Officer, William Sipper, resigned following an alleged incident involving a prospective employee of the Company. The Company has turned the matter over to its insurance carrier. Management believes its insurance is adequate to cover any liability in connection with the claim and takes the position that any acts by Mr. Sipper were done outside the scope of his employment. This matter remains pending.

On July 11, 2011, the Company was served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in a debt collection matter. The Company has accrued for this payment of $90,928 as of March 31, 2011 as part of accounts payable. The parties have been involved in settlement negotiations and the Company is hopeful that this may be amicably resolved. This mater is pending.

The Company filed a Certificate of Designation to its Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock with a par value of $.001 per share.  As of March 31, 2011, Series K 10% Preferred stock dividends of $102,917 are due but are undeclared by the Board of Directors.

13.  Net loss per share

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted net loss per share for the periods ended March 31, 2011 and 2010 because the effect of their inclusion would be anti-dilutive.

As of March 31, 2011, there were warrants and options to purchase 63,611,834 shares of common stock outstanding and conversion of Series K Preferred shares into 36,294,472 shares of common stock. As of March 31, 2010, there were warrants and options to purchase 5,684,531 shares of common stock outstanding. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

14.  Subsequent events

On April 29, 2011 the Company:

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

●	Amend the Registration Rights Agreement, dated as of January 21, 2011, between the Corporation and each of the several purchasers signatory thereto be, and hereby is, amended to eliminate Section 2(b) thereof in its entirety in order to remove the liquidated damages provisions from the agreement; and

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

On May 19, 2011, the OTC Bulletin Board ("OTCBB") delisted our common stock from trading thereon due to lateness in filing our Annual Report on Form 10-K. That Annual Report was subsequently filed. Since May 19, 2011 its common stock has been listed for quotation on the "Pink Sheets" under the symbol "NLEF.PK". With the filing of this Quarterly Report, the Company will again become current in its periodic filing obligations. While the Company will try to re-list its shares on the OTCBB, there can be no assurance that same will occur.

On May 25, 2011, the Company entered into a short-term Accounts Receivable Financing Note with a lender in the amount of $150,000. The note was subsequently paid in full with accrued interest on June 24, 2011.

On June 17, 2011, the Company entered into a short-term Purchase Order Factoring Loan with lenders in the amount of $400,000. The note is due to mature on August 15, 2011 and is secured by inventory in stock, pending production and all future accounts receivable.

On July 1, 2011, the Company issued a $10,000 Demand 10% Promissory Note to O. Lee Tawes, a director of the Company. The note requires a $5,000 repayment on July 7, 2011 which the holder waived on the same day.

On July 14, 2011, the Company entered into an Original Issue Discount Note with a lender in the amount of $75,000. The note is due to mature on January 14, 2012 and is secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities.

Subsequent events were evaluated by the Company through the date the financial statements were issued. There were no other events that occurred subsequent to March 31, 2011 that would require recognition in the Company's consolidated financial statements.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Financial Statements, including the related Notes, appearing in our annual report on Form 10-K for the year ended December 31, 2010.

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

GENERAL

Our beverages are classified as ready-to-drink teas and lemonades. We believe that our products are well-positioned to continue our growth to date and we have a competitive edge in ingredients, flavor and packaging. Our business plan is to build a competitive beverage company around our New Leaf brand of ready-to-drink teas, lemonades and other new functional beverages. As of June, 2011, we sell New Leaf beverages in 35 states, through approximately 130 distributors in over 15,000 outlets. We plan to expand our business by making inroads into larger mainstream grocery, convenience, drug stores and other larger accounts. We are making inroads with food, drug and mass accounts including grocery stores, drug stores and club stores. Our ability to develop new products is limited by our access to capital. We intend to continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital to grow our Company. We can provide no assurance that we will be able to raise sufficient capital under appropriate terms to complete our strategic objectives

We sold 96,711 cases in the first quarter of 2011, down 14.5% from 113,119 cases in the first quarter of 2010. We anticipate that, after our debts are repaid and renegotiated, we will be able to raise additional capital to grow our New Leaf brand as well as develop additional brands.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, we had negative net working capital of approximately $3,696,519 at March 31, 2011.  We have not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  These factors  raise substantial doubt about our ability to continue as a going concern.

We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months.  Additionally, we have taken steps to reduce our operating expenses. We will continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital.

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

Results of  Continuing Operations for the Three Months Ended March 31, 2011 and 2010

Net sales from our continuing operations, New Leaf Brands, for the three months ended March 31, 2011 were $687,587 compared to $954,549 for the same period last year.  The decrease in net sales is primarily due to capital constraints which delayed the production, shipments of open customer orders and  inventory purchases from distributors to fulfill open orders in the amount of $80,396. Management is actively working to alleviate the capital constraint issue.

Cost of sales decreased to $557,118 for the three months period ending March 31, 2011 compared to $679,699 for the same period in 2010.  The decrease of $122,581, or 18% was a result of lower sales.  Our gross profit margin for the three month periods ended March 31, 2011 was 19%, compared to 29% for the same period in 2010.  The overall decrease of nine percentage points in gross profit margin is primarily due to smaller production runs which, by virtue of their size are less efficient than those for the period ended March 31, 2010.

Shipping and handling expenses were $127,833 for the three months period ending March 31, 2011, and $120,798 for the same period in the prior year.  The increase of $7,035, or 6% was due primarily to shipments to distributors further from our co-packer, higher fuel surcharges and the above mentioned inventories purchased from distributors. Marketing expenses decreased $568,892, or 48% from $1,186,889 for the three months ended March 31, 2010 to $617,997 in the same period in 2011.  The decrease was attributable to management’s decision to restrain marketing spending pending resolution of our capital constraints.  General and Administrative costs were $569,829 for the first three months in 2011 and $1,539,545 for the first three months in 2010.  The decrease of $969,716, or 63% was due to planned cost reductions and option and stock compensation expenses. Depreciation and amortization expense was $129,292 in the first quarter of 2011, and $129,356 in the first quarter of 2010.

Total other expense for the three month periods ended March 31, 2011 and 2010 was $(301,666) and $74,998, respectively. The increase of $376,664 or 502% was due primarily to the increased derivative liability.

There is no income tax benefit recorded for either period because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of March 31, 2011, we had $769,776 in current assets of which $345,051, or 45%, was cash and receivables.  On average, our receivables are collected after 30 days outstanding.  Inventories were $305,878 at March 31, 2011, a decrease of $129,536 over the December 31, 2010 balance of $435,414.  The decrease in inventories was primarily due to the sale of product and limited production.  Total current liabilities at March 31, 2011 totaled $4,466,295, of which $2,451,771, or 55%, represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1 to 5.80 at March 31, 2011.

At March 31, 2011, we had a net working capital deficiency of $3,696,519.  Our need for cash during the three months ended March 31, 2011 was primarily funded through the issuance of Series K Preferred stock and borrowings from related parties totaling $1,420,000.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes. We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months.  We have taken steps to reduce our operating expense. Additionally, we are evaluating our strategic direction aimed at achieving profitability and positive cash flow. We intend to continue to initiate a private placements of debt or equity securities in order to raise additional capital. We considering  engaging an investment banker to assist management in raising additional capital. However, we may not be successful in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, we may be forced to make further cutbacks or cease operations.

Financings

On January 21 , 2011,  the Company completed a unit offering of  an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and  three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to 11 accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an  aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock.   The Series Z Warrants are five-year warrants whose effectiveness is conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable.  As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into 82 units of the Company’s Series K Preferred Stock and issued 6,833,334 Series Y Warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X,Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

On January 21, 2011, O. Lee Tawes, a director of the Company, lent the Company an aggregate of $75,000 for which he received a demand promissory note bearing interest at the rate of 12% per annum. Mr. Tawes lent the Company an additional $30,000 on February 24, 2011 for which he received a promissory note bearing interest at the rate of 0% per annum. Mr. Tawes converted the second promissory note into shares of common stock in the April 29, 2011 private placement closing described in Note 14, Subsequent Events.

On January 12, 2011, Eric Skae, the Company's CEO and a director, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest a the rate of 0% per annum. On January 28, 2011 the Company repaid $7,500 of this note.

On February 24, 2011, David Tsiang the Company's CFO, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest a the rate of 6% per annum.

As stated in Note 9 above,  on April 29, 2011, the Company closed a private placement of common stock with certain accredited investors. The Company agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 6,866,667 shares of our common stock. Gross proceeds from the private placement were approximately $515,000.

On May 25, 2011, the Company entered into a short-term Accounts Receivable Financing Note with a lender in the amount of $150,000, The note was subsequently paid in full with accrued interest on June 24, 2011.

On June 17, 2011, the Company entered into a short-term Purchase Order Factoring Loan with lenders in the amount of $400,000. The note is due to mature on August 15, 2011 and is secured by inventory in stock and pending production and all future accounts receivable.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in the fiscal year 2010 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2011, except as follows:

On May 25, 2011, the Company entered into a short-term Accounts Receivable Financing Note with a lender in the amount of $150,000. The note was subsequently paid in full with accrued interest on June 24, 2011.

On June 17, 2011, the Company entered into a short-term Purchase Order Factoring Loan with lenders in the amount of $400,000. The note is due to mature on August 15, 2011 and is secured by inventory in stock and pending production and all future accounts receivable.

On July 14, 2011, the Company entered into an Original Issue Discount Note with a lender in the amount of $75,000. The note is due to mature on January 14, 2012 and is secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities”.

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

ITEM 4T - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of March 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to  allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the three months ended March 31, 2011 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles.  In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties.  Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these  are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the three months ended March 31, 2011, we performed transaction reviews and control activities in connection with reconciling and compiling our consolidated financial records for the three months ended March 31, 2011.  These reviews and procedures were undertaken in order to confirm that our financial statements for the three months ended March 31, 2011 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above.  During 2009, we undertook actions to remediate the material weaknesses identified, including installation of a new ERP software system to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We believe that the step outlined above will strengthen our internal control over financial reporting and addresses the material weaknesses described above. However, we continue to have only one person who performs our accounting and reporting functions. Our management will test and evaluate these additional controls to be implemented in 2011 to assess whether they will be operating effectively.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are currently involved in the following legal proceedings:

On January 29, 2009, we were notified that we were named as a defendant, along with 54 other defendants, in a class action lawsuit under California Proposition 65 for allegedly failing to disclose the amount of lead in one of its products. We have responded to discovery requests from the Attorney General of California. To date, no trial date has been set. We are currently investigating the merits of the allegation and is unable to determine the likelihood of an unfavorable outcome or a range of possible loss. This matter remains pending.

On December 7, 2009, we received a demand notice for payment for $822,920 from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, we offered to settle any claims against us in this matter for cash and restricted common stock. Our offer lapsed before it was accepted. We intend to continue to attempt to negotiate a settlement for this debt. We have accrued for this payment of $822,920 as of December 31, 2010 as a short term note payable. On July 7, 2010, we were served with a Complaint demanding payment of the remaining balance of a $1,200,000 note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc. The parties have attended mediation and we are hopeful that this may be amicably resolved. This matter remains pending.

On March 12, 2010, we were notified that we were named as a defendant in lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. On March 23, 2011, Vitro Packaging alleges we owed unpaid accounts payable and is seeking payment of approximately $345,000. We have entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275.06 until after May 16, 2011. This matter remains pending.

In December 2010, our Chief Operating Officer, William Sipper, resigned following an alleged incident involving a prospective employee of the Company. We have turned the matter over to its insurance carrier. Management believes its insurance is adequate to cover any liability in connection with the claim and takes the position that any acts by Mr. Sipper were done outside the scope of his employment. This matter remains pending.

On July 11, 2011, we were served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in a debt collection matter. We have accrued for this payment of $90,928 as of March 31, 2011 as part of accounts payable. The parties have been involved in settlement negotiations and we remain hopeful that we will be able to amicably resolve this matter.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

On May 19, 2011 the OTC Bulletin Board (“OTCBB”) delisted our common stock from trading thereon due to lateness in filing our Annual Report on Form 10-K. That Annual Report was subsequently filed. Since May 19, 2011 our common stock has been listed for quotation on the “Pink Sheets” under the symbol "NLEF.PK". With the filing of this Quarterly Report, we will again become current in our periodic filing obligations. While we will try to re-list our shares on the OTCBB, there can be no assurance that same will occur.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors as previously disclosed under 1A of our annual report on  Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 21 , 2011,  we completed a unit offering of  an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and  three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to 11 accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an  aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock. The Series Z Warrants are five-year warrants whose effectiveness is conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable.  As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into 82 units of the Company’s Series K Preferred Stock and issued 6,833,334 Series Y warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X,Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We are in negotiation with certain former shareholders of Nutritional Specialties, Inc. The value of these notes as of March 31, 2011 in the aggregate amount of $822,920. As of March 31, 2011, we are in default and therefore this amount is reflected as currently due.

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

10.20	Non-interest bearing subordinated note issued by the Company to Eric Skae, dated April 1, 2010 ( included as Exhibit 10.20 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).

10.21	10% Subordinated note issued by the Company to O. Lee Tawes, dated April 30, 2010 (included as Exhibit 10.21 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).

10.22	Employment agreement between the Company and David Tsiang, dated May 11, 2010 (included as Exhibit 10.22 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).

10.23	Purchase Order and Working Capital Financing Agreement, by and among the Company, John Tally, O. Lee Tawes, Lorraine DiPaolo and Jack Harris (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LEAF BRANDS, INC.

Date: July 18, 2011	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer
(Principal Executive Officer)

Date: July 18, 2011	By:	/s/ David Tsiang
David Tsiang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)