Form 10-Q
period 2011-06-30
New Leaf Brands, Inc.
filed 2011-08-23
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: June 30, 2011
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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 18, 2011, there were 143,229,126 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Leaf Brands, Inc.
Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash & cash equivalents	$3,947	$13,024
Accounts receivable, net of allowance of: $57,000 June 30, 2011 and $35,000 December 31, 2010	313,980	148,833
Inventories	244,268	435,414
Prepaid expenses and other assets	258,749	67,780
Total current assets	820,944	665,051

Property and equipment, net	73,762	91,099
Intangible assets, net	3,474,576	4,040,824
Total assets	$4,369,282	$4,796,974

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$2,174,089	$2,670,993
Accrued liabilities	304,447	449,431
Accrued liabilities related party	469,951	750,103
Interest payable	138,103	118,784
Short-term notes	375,000	3,282,954
Notes payable to related parties	142,500	777,273
Current portion of long-term debt	837,930	838,741
Total current liabilities	4,442,020	8,888,279

Long-term debt	28,518	34,904
Derivative liabilities	223,084	594,271
Total long-term liabilities	251,602	629,175

Total liabilities	4,693,622	9,517,454

Commitment and contingencies (Note 12)

Stockholders' deficit
Preferred stock, $0.001 par value, convertible 10,000,000 shares authorized Series K 10% Convertible Preferred Stock, 1,000 cumulative shares designated; 30 issued and outstanding (liquidation preference $822,977 and $0, respectively)	-	-
Common Stock, $0.001 par value per share, 500,000,000 shares authorized; issued and outstanding: 143,229,126 at June 30, 2011 and 75,761,856 at December 31, 2010	143,229	75,762
Shares issuable	5,000
Additional paid-in capital	43,044,972	36,440,087
Accumulated deficit	(43,517,541)	(41,236,329)

Total stockholders' deficit	(324,340)	(4,720,480)

Total liabilities and stockholders' deficit	$4,369,282	$4,796,974

See accompanying notes to the condensed consolidated financial statements

New Leaf Brands, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$658,527	$1,665,232	$1,346,113	$2,619,781
Cost of goods sold	496,144	1,087,103	1,053,262	1,766,802
Gross profit	162,383	578,129	292,851	852,979

Operating expenses:
Shipping & handling	84,689	177,142	212,522	297,940
Marketing	547,367	1,527,939	1,165,364	2,714,828
General and administrative	455,824	542,437	1,025,653	2,081,982
Depreciation & amortization	129,293	129,103	258,585	258,459
Total operating expenses	1,217,173	2,376,621	2,662,124	5,353,209

Loss from continuing operations	(1,054,790)	(1,798,492)	(2,369,273)	(4,500,230)

Other income (expense):
Miscellaneous income (expense), net	(36,865)		(36,884)
Interest expense, net	(20,017)	(69,764)	(69,948)	(142,349)
Loss on settlement of accounts payable and extinguishment of long-term debt	11,153	(1,552,788)	(107,351)	(1,628,166)
Amortization of debt discount & deferred financing costs		(155,843)	(68,943)	(230,273)
Change in fair value of derivative liabilities	435,456	636,150	371,187	933,541
Total other income (expense)	389,727	(1,142,245)	88,061	(1,067,247)

Loss from continuing operations before provision for income taxes	(665,063)	(2,940,737)	(2,281,212)	(5,567,477)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(665,063)	(2,940,737)	(2,281,212)	(5,567,477)

Loss from discontinued operations, net	-	(50,000)	-	(50,000)
Net loss	$(665,063)	$(2,990,737)	$(2,281,212)	$(5,617,477)
Deemed dividends - Series K Preferred stock and warrants	1,967,699	-	1,967,699	-
Net loss attributable to common stockholders	$(2,632,762)	$(2,990,737)	$(4,248,911)	$(5,617,477)

Net loss per share-basic and diluted
Continuing operations	$(0.03)	$(0.04)	$(0.05)	$(0.09)
Discontinued operations	$-	$(0.00)	$-	$(0.00)
Net loss per share-basic and diluted	$(0.03)	$(0.04)	$(0.05)	$(0.09)

Basic and diluted weighted average common shares outstanding	98,768,289	67,194,272	85,706,996	64,944,025

See accompanying notes to the condensed consolidated financial statements

New Leaf Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2011	2010

Operating Activities
Continuing operations:
Cash flows from operating activities:
Net loss	$(2,281,212)	$(5,567,477)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation & amortization	258,585	258,459
Loss on extinguishment of debt	107,351	1,628,166
Amortization of debt discount & deferred financing costs	68,944	230,273
Warrants issued for services	10,398	54,913
Stock based compensation	90,879	107,486
Common stock issued for services	140,000	1,036,892
Change in allowance for doubtful accounts	22,000
Loss on disposal of property and equipment		4,249
Change in fair value of derivative liabilities	(371,187)	(933,541)
Changes in assets & liabilities:
Accounts receivable	(187,147)	(386,768)
Inventories	191,146	(492,378)
Prepaid expenses and other assets	(185,969)	(37,920)
Accounts payable	(385,753)	1,315,471
Accrued liabilities	(144,984)	74,910
Due to related parties	44,848	(123,150)
Interest payable	19,319	5,880
Net cash (used in) continuing operating activities	(2,602,782)	(2,824,535)
Net loss from discontinued operations		(50,000)
Adjustments to reconcile net loss to net cash (used in) discontinued operating activities:
Write-off of escrow from sale of discontinued operations		50,000
Net cash provided by discontinued operating activities	-	-
Net cash (used in) operating activities	(2,602,782)	(2,824,535)

Cash flows from investing activities:
Purchase of property and equipment	-	(16,945)
Net cash (used in) investing activities	-	(16,945)

Cash flows from financing activities
Proceeds from notes payable	765,000	400,000
Receipt of escrow from sale of discontinued operations		200,000
Net proceeds from sale of common stock	425,000	974,998
Net proceeds from sale of preferred stock and warrants	1,068,401	-
Proceeds from exercise of warrants	500,000	-
Principal payments on notes payable	(164,696)	(55,619)
Net cash provided by financing activities	2,593,705	1,519,379

Net decrease in cash for the period	(9,077)	(1,322,101)
Cash - beginning of period	13,024	1,547,924
Cash - end of period	3,947	$225,823

Cash paid during the period for:
Interest	$69,250	$127,498

NONCASH INVESTING AND FINANCING ACTIVITIES:
Deemed dividend on Conversion of Series K Preferred and warrants	1,967,699	-
Settlement of accounts payable for common shares and warrants	100,000	163,781
Settlement of long-term debt for common stock	4,129,172	212,500
Conversion of debt obligations	-	100,000
Forgivenness of earn-out and reduction of intangibles	325,000	-
Fair value of shares issuable for future services	5,000	-
Issuance of warrants in connection with common stock and debt offering	-	1,815,818
Classification of derivative payable to additional paid-in capital upon exercise of warrants	-	14,560

See accompanying notes to the condensed consolidated financial statements

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

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

The Company was incorporated in Nevada on June 13, 1986 as Baywood Financial, Inc. In March 1992, the Company changed its name from Baywood Financial, Inc. to Baywood International, Inc. In March 2007, Baywood International, Inc. created the acquisition subsidiary Baywood Acquisition Inc. to acquire Nutritional Specialties. Baywood Acquisition Inc. changed its name to Nutritional Specialties Inc. In September 2008, Baywood International, Inc. created the acquisition subsidiary Baywood New Leaf Acquisition, Inc. to acquire Skae Beverage International. In October 2009, Baywood International, Inc. changed its name to New Leaf Brands, Inc.

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

2.  Going Concern

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand. As of June 30, 2011, it has also been unable to generate sustainable cash flows from operating activities. In addition, the Company has $1,825,381 in debt and related party obligations payable within the next twelve months including an obligation which is currently in default (see Note 8). For the three and six months ended June 30, 2011, the Company’s loss from continuing operations were $ 665,063 and $2,281,212, respectively. As of June 30, 2011, the Company’s cash and cash equivalents and working capital deficiency were $3,947 and $3,621,076, respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is dependent upon its ability to obtain the necessary financing. The Company believes that its existing cash resources, combined with projected cash flows from operations, will not be sufficient to execute its business plan and continue operations for the next twelve months without additional funding. The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital. In July 2011, the Company raised additional gross proceeds of $150,000 pursuant to Original Issue Discount notes (see Note 14). Management believes that its existing beverage business can eventually achieve profitability and positive cash flow. In addition to paying down and restructuring its debt, management is actively taking steps to reduce the Company’s future operating expenses and increase future sales. However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

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

Inventories

Inventories, as estimated by management, consist primarily of finished goods, but at times will include certain raw materials and are recorded at the lower of cost (average cost basis) or market. The inventory is comprised of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Finished goods	$89,334	$258,324
Raw materials	154,934	177,090
Total inventories	$244,268	$435,414

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of five years.

Intangible assets

Intangible assets consist of brand value resulted from the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC.  Intangible assets consisted of the following at June 30, 2011 and December 31, 2010:

Brand Value – New Leaf Brands
Asset carrying value at December 31, 2010	$5,085,824
Accumulated amortization as of December 31, 2010	(1,045,000)
Net asset carrying value at December 31, 2010	$4,040,824

Asset carrying value at June 30, 2011	$4,760,824
Accumulated amortization as of June 30, 2011	(1,286,248)
Net asset carrying value at June 30, 2011	$3,474,576

The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the amortizing intangible with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s amortizing intangible is not considered to be impaired and the second step is unnecessary. There has been no impairment of the intangible assets during the three and six months ended June 30, 2011.

The brand carrying values (including Trademarks and Trade Names) are being amortized over a ten-year period.  Amortization expense for the six months ended June 30, 2011 and 2010 was $241,248 and $241,251, respectively.

Based on the Company's amortizable intangible assets as of June 30, 2011, amortization expense is expected to be approximately $241,252, for the remainder of 2011 and is $482,500, for each of the next five fiscal years.

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

Option -Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each option and warrant grant on the date of grant using the Black-Scholes-Merton option-pricing model.  The option and warrant estimates are based on the following assumptions for the three and six months ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Dividend yield	–	–
Volatility	81.47% to 98.07%	98.16% to 106.21%
Risk free interest rate	0.03% to 1.76%	0.32% to 1.79%
Expected term	0.19 to 4.35 years	1.19 to 4.87 years
Forfeiture rate (options)	8%	8%

The Company accounts for the beneficial conversion feature of debt and preferred stock using intrinsic value method measure at the date of the note.

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

The Company originally estimated the fair value of these warrants using a Black-Scholes-Merton valuation model. The same valuation model approach is applied to the market price of the Company’s common stock at June 30, 2011 and 2010 to determine the amount of the derivative relative to the down round protection. The change in this derivative value is included in the consolidated statement of operations as a change in fair value of derivative liabilities. The Company considers these derivative instruments as used for the purpose of securing financing.

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

The fair value of the derivative payable associated with the private placement in the side letter as of the grant date of February 28, 2010 was $25,000. The fair value of the derivative liabilities at June 30, 2010 was $977,715. The decrease in fair value of the Company’s derivative payable resulted in a gain of $636,150 and $933,541 for the three and six months ended June 30, 2010 and is included in the change in fair value of the derivative liabilities. The gain includes a decrease in the derivative liabilities due to the passage of time.

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

The following table summarizes the fair value of warrants classified as liability instruments, recorded on the consolidated balance sheet as of June 30, 2011 (all of which are calculated using level 3 fair value measurements):

Total Fair Value
of Derivative as of
Offering	June 30, 2011
2006 and 2008 Bridge Financing	$518
Warrants issued to Series I and J Preferred Stock holders	372
October 2009 notes	7,287
February 2010 stock and warrant issuance	76,510
April 2010 stock and warrant issuance	53,749
September 2010 notes	84,648

$223,084

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) during the six months ended June 30, 2011:

Balance at December 31, 2010	$594,271

Change in fair value of derivative instruments included in net loss for the six months ended June 30, 2011	(371,187)

Balance at June 30, 2011	$223,084

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

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

Income Taxes

The Company accounts for income taxes under the liability method. Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes. The Company establishes a valuation allowance for the uncertainty related to its ability to generate sufficient future taxable income to utilize the net operating loss carryforwards and other deferred items.

The Company recognizes interest and penalties related to uncertain tax positions in interest and general and administrative expense. As of June 30, 2011, the Company has no unrecognized uncertain tax positions, including interest and penalties.

The tax years 2007-2010 are open to examination by the major tax jurisdictions in which the Company operates.

Comprehensive Income (Loss)

Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss). There were no other components of comprehensive income (loss) other than the net loss for the three and six months ended June 30, 2011 and 2010, respectively.

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

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

4.  Geographic area information

The Company generates its revenues from numerous customers, primarily in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the six months ended June 30:

	2011	2010
United States	$1,331,028	$2,564,614
Other International	15,085	55,167
Totals	$1,346,113	$2,619,781

The Company holds all its assets in the United States.

5.  Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At June 30, 2011, the cash balances in these institutions were insured in full by the Federal Deposit Insurance Corporation. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 17.9% of sales during the six months ended June 30, 2011. The aggregate accounts receivable from this customer amounted to approximately 26.1% of the accounts receivable balance outstanding at June 30, 2011.

The Company does have two vendors that accounted for approximately 86.9% of purchases during the six months ended June 30, 2011. The aggregate accounts payable due to these vendors amounted to approximately 7.2% of the accounts payable balance outstanding at June 30, 2011.

A slowdown or loss of these customers or vendors could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

6.  Notes payable to related parties

Notes payable to related party at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
Description	2011	2010

Unsecured note payable to an officer with a original face amount of $20,000 bearing no interest and payable on demand (D)	$12,500	-
Unsecured note payable to an officer with a face amount of $20,000 bearing interest at 6% per annum and payable on demand (D)	20,000	-
Unsecured note payable to a director with a face amount of $75,000 bearing interest at 12% per annum and payable on demand (D)	75,000	-
Unsecured note payable to a director with a face amount of $10,000 bearing interest at 10% per annum and payable on demand (E)	10,000	-
Secured factoring loan agreement with a face amount of $26,668 bearing OID interest and payable on demand (F)	25,000	-
Unsecured note payable to a director with a face amount of $50,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally payable on demand but was amended to be payable on demand after December 31, 2010 (A) (B)	-	$50,000
Unsecured non-interest bearing note payable to an officer with a face amount of $50,000 which was originally payable on demand, but was amended to be payable on demand after December 31, 2010 (B)	-	50,000
Unsecured note payable to a director with a face amount of $150,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally scheduled to mature in June 2010, but was extended to January 12, 2011 (A)	-	150,000
Unsecured note payable to a director with a face amount of $300,000 bearing interest, which is payable maturity, at 15% per annum. The note was originally scheduled to mature in July 2010, but was extended to December 31, 2010 (A)	-	300,000
Unsecured non-interest bearing note payable to a director which was issued at an original issuance discount of $27,273. The note matures on the three month anniversary of its issuance date on December 21, 2010 but was later extended to January 21, 2011 (C)	-	227,273

Total notes payable to related parties	$142,500	$777,273

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

A) In connection with the issuance of the $300,000 unsecured note payable to a director, the Company agreed to amend the terms of the two previous outstanding notes payable to the director to provide the director with the option to convert the outstanding note balance to common stock at $0.35 per share, subject to a reset provision which contingently adjusts the conversion price in certain circumstances through July 19, 2010. The Company concluded that the addition of the embedded conversion option to the two previous outstanding notes qualified as modification resulted in extinguishment of the notes and the resulted loss was de minimis. The Company also determined that the embedded conversion option did not need to be bifurcated as a derivative instrument. However, since the embedded conversion option contained a beneficial conversion feature of $57,143 in intrinsic value, and the notes were either payable on demand or in default, the Company immediately recognized the intrinsic value in amortization of debt discount and deferred financing costs. This note was converted into Series K Preferred stock in January 2011.

In June 2010, the Company entered into a transaction which triggered the reset provision contained in the amended note terms resulting in a reduction of the conversion price to $0.30 per share. The $42,857 in incremental intrinsic value created by the reduction of the conversion price was immediately recognized in amortization of debt discount and deferred financing costs.

On January 21, 2011, $500,000 of these notes were converted into 20 units of Series K Preferred Shares and 1,666,667 warrants, which are described in Notes 7 and 9. At June 30, 2011, accrued interest of $57,500 was not converted in the January 21, 2011 transaction, and is included in accrued liabilities related party.

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

D) These notes were issued during the six months ended June 30, 2011 to provide short-term financing.

E) On June 30, 2011, the Company issued a $10,000 Demand 10% Promissory Note to O. Lee Tawes, a director of the Company. The note required a $5,000 repayment on July 7, 2011 which the holder converted to due on demand on the same day at no additional cost to the Company.

F) On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with lenders, a Director is a participant in this agreement. The total amount received on the Original Issue Discount Notes was $400,000 of which $25,000 was purchased by a director of the Company. These notes matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities.

Interest expense in the six months ended June 30, 2011 and 2010 amounted to $11,847 and $7,500, respectively. The weighted average interest rate for all short term borrowings, excluding the amortization of debt discount was 5.2% for six months ended 2011 and 12% in 2010.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these related party notes as of June 30, 2011:

Year Ending December 31,	Principal Maturities
2011	$142,500
2012	-
2013	-
2014	-
2015	-
Total	$142,500

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

7.  Short-term notes

Short-term notes at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
Description	2011	2010
Secured factoring loan agreement with a face amount of $375,000 bearing OID interest and payable on demand (C)	$375,000	-
Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest, which is payable at maturity, at 10% per annum. The notes were originally scheduled to mature in May 24, 2010, but were extended to January 21, 2011. The notes are secured by the Company’s accounts receivable and inventory. (A)	-	$1,500,000
Unsecured non-interest bearing notes payable which were issued at an original issuance discount of $213,954. The notes mature on the three month anniversary of their issuance date in December 2010. (B)	-	1,782,954

Total short-term notes	$375,000	3,282,954

(A). On January 21, 2011, these notes were converted into 60 units of Preferred stock as part of the Series K Preferred share offering and the note holders also received 5,000,000 warrants series Y which are discussed below. At June 30, 2011, accrued interest of $70,211 was not converted in the January 21, 2011 transaction and is included in the accrued expenses.

(B). The payment term on these notes were extended to January 21, 2011, as part of this extension, the company issued 356,596 common shares and reflected a charge of $58,838 as extinguishment of debt for the six months ended June 30, 2011.

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

C) On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with lenders receiving the amount of $400,000, of which $25,000 is from a related party (note 6). These notes matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future financing facilities.

8.  Long-term debt

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

Description	June 30, 2011	December 31, 2010

Note payable to a trust, bearing interest at 5% per annum, unsecured, matures in May 2013(A)	$822,920	822,920
Equipment loan bearing interest at 11% per annum, mature in November 2013 (B)	43,528	50,725
Total long-term debt	866,448	873,645
Less current maturities	837,930	838,741
Long-term debt	$28,518	$34,904

Interest expense for the six months ended June 30, 2011 and 2010 amounted to $34,023 and $32,154, respectively.  The weighted average interest rate for all long-term borrowings was 3.5% for 2011 and 6.4% for 2010.

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

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of June 30 2011:

Year Ending December 31,	Principal Maturities
2011	$837,930
2012	18,511
2013	10,007
2014
2015
Total	$866,448

9.  Stockholders’ deficit

During the six months ended June 30, 2011, the Company converted $100,000 of accrued expense into 4 Series K Preferred shares at the Series K Preferred share offering rate of $25,000 per shares and issued 333,333 Series X and Y warrants and 666,666 Series Z warrants. The Company determined that the issuance of the Series K Preferred and the warrants on the conversion of the accrued expense was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $52,166. In February 2011, the Company issued 1,000,000 common shares for Marketing services at stated market value on the date of the agreement of $0.14 per share. In June 2011 issued 80,000 shares for Marketing services at stated market value on the date of the agreement of $0.0625 per share.

On January 12, 2011, the Company’s OID noteholders agreed to extend the maturity of their notes to January 17, 2011. In granting the extensions to January 17, 2011, the OID note holders received 402,045 Common Shares in the Company. As this exchange was to extend the term of the debt the Company accounted for the extension as a material modification and recognized a loss on extinguishment of debt of $66,338 in January 2011.

On January 21, 2011, the Company completed a unit offering of an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to eleven accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an  aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock.   The Series Z Warrants are five-year warrants whose effectiveness is conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable.  As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into 82 shares of the Company’s Series K Preferred Stock and 6,833,334 Series Y warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X,Y and Z warrants pari passu  to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

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

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

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

On April 29, 2011 the Company and certain Series K Preferred shareholders agreed to convert 187.6 preferred shares for 31,268,984 common shares. As an inducement to convert the Series K Preferred stock into common shares, the Company issued 21,262,909 additional common shares and recorded a deemed dividend of $1,701,032.

On April 29, 2011 the Company and certain Series K Preferred shareholders agreed to exercise their warrants to acquire 6,666,665 shares of common stock for $500,000 at an exercise price of $0.075 per share, which was $0.075 per share less than the original exercise price. The Company determined that the inducement to reduce the conversion price resulted in a deemed dividend to the preferred stock warrant holders of $266,667.

On April 29, 2011 the Company entered into a private placement arrangement with qualified investors who acquired 5,666,667 shares of Common stock for $425,000 an exercise price of $0.075 per share.

On February 24, 2011, the Company received proceeds of $60,000 and $30,000 of unsecured notes from investors and a director, respectively. On April 29, 2011, these unsecured notes were converted into 800,000 and 400,000 common shares respectively.

10.  Stock options and warrants

Options

The Company did not grant any stock options to directors or employees during the six months ended June 30, 2011. The Company granted 1,390,000 options to purchase common stock to an officer during the six months ended June 30, 2010.  Compensation cost recognized in general and administrative expenses during the six months ended June 30, 2011 and 2010 related to stock-based awards was $90,879 and $107,486, respectively. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model.

The summary of activity for the Company's stock options is presented below:

	June 30, 2011	Weighted Average Exercise Price

Options outstanding at December 31, 2010	3,538,750	$0.65
Granted for the period	-
Exercised for the period	-
Terminated/Expired	(703,000)	0.50
Options outstanding at June 30, 2011	2,835,750	$0.69
Options exercisable at June 30, 2011	1,578,214	$0.71
Options available for grant at June 30, 2011	3,226,948

Exercise price per share of options outstanding	$0.40 to 1.60

Weighted average remaining contractual lives	7.4 years

Sum of fair value of options granted during the quarter	$-

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

The common stock options expire as follows:

Year	Number of options
2011	-
2012	10,000
2013	-
2014	-
2015 - 2019	2,825,750
Total	2,835,750

The aggregate intrinsic value of the options outstanding at June 30, 2011 was $0 with a weighted average remaining contract term of 7.4 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $666,028 as of June 30, 2011.

 Warrants

Set forth below is a description of the Company’s warrants outstanding as of June 30, 2011

Designation / Reason Granted	Original issue date	Shares of Common Stock Upon Exercise	Exercise Price / Share	Expiration Date

Bridge Warrants / Bridge financing (1)	September-06	21,429	$1.00	September-11
Marketing Program Development	October-07	250,000	$1.00	October-12
Investor Warrants / 2007 Private Placement (1)	March-07	58,749	$0.40	March-12
Placement Agent Warrants	March-07	155,000	$0.80	March-12
12% Bridge Note Warrants (1)	March-07	35,000	$1.00	March-12
Ancillary Warrants	June-07	5,000	$0.40	June-12
April 2008 Bridge Notes Warrants (1)	April-08	15,625	$0.80	April-13
September 2008 Bridge Note Warrants (1)	September-08	25,884	$0.85	September-13
Series J Warrants (1)	December-08	14,368	$0.87	December-13
October 2009 Note Warrants (1)	October-09	310,000	$0.25	October-14
Investor Warrants 2009 Private Placement (1)	December-09	649,999	$0.55	December-14
Investor Warrants 2009 Private Placement (1)	February-10	407,727	$0.55	February-15
Marketing Program Development	March-10	150,000	$0.49	March-15
Investor warrants 2009 Private Placement (1)(2)	May-10	1,499,410	$0.25	May-15
Investor Warrants 2010 Private Placement (1)	June-10	1,821,414	$0.45	June-15
Investor Warrants 2010 Original Issue Discount Private Placement (1)	September/October 2010	2,412,273	$0.25	September, October 2015
Placement agent Warrants (1)	October-10	266,760	$0.25	October-15
Investor X Warrants 2011 Series K Preferred stock	January 2011	8,647,238	$0.15	January-16
Investor Y Warrants 2011 Series K Preferred stock	January 2011	9,313,905	$0.15	45 days after registration statement
Investor Z Warrants 2011 Series K Preferred stock	January 2011	17,294,492	$0.15	January-16
Placement agent X Warrants	January 2011	361,000	$0.15	January-16
Debt conversion Y Warrants	January 2011	2,766,666	$0.15	45 days after registration statement
Accounts payable conversion X Warrants	January 2011	333,333	$0.15	January-16
Accounts payable conversion Y Warrants	January 2011	333,333	$0.15	45 days after registration statement
Accounts payable conversion Z Warrants	January 2011	666,667	$0.15	January-16
Marketing Program Development	2/1/2011	100,000	$0.15	February-16

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

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

During the six months ended June 30, 2011, the Company issued 100,000 warrants for marketing services at an exercise price of $0.15 per share, 43,922,280 warrants were issued in conjunction with the issuance of Series K Preferred shares, 361,000 warrants were issued to the placement agent of the Series K Preferred shares, 6,833,333 warrants were issued for the conversion of certain notes payable into Series K Preferred shares, and 1,000,000 warrants were issued in conjunction with the conversion of vendor payables. In April 2011, the Company made an offer to the series X, Y and Z warrant holders to exercise their warrants at an exercise price of $0.075 per warrant share; certain warrant holders accepted the Company’s offer and exercised 6,666,665 warrants for $500,000. In addition a series K Preferred shareholder forfeited 666,667 series X warrants and 1,333,313 series Y warrants and a warrant holder who, as previously described, received warrants as part of the conversion certain notes payable agreed to forfeit 4,066,667 series X warrants.

            The following table reflects a summary of common stock warrants outstanding and warrant activity during the six months ended June 30, 2010:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2010	8,098,638	$0.42	3.85
Granted during the period	52,549,946	0.15	4.55
Exercised during period	(6,666,665)	0.15	4.55
Forfeited during the period	(6,066,647)	0.15	4.55
Warrants outstanding at June 30, 2011	47,915,272	$0.20	3.96

The common stock warrants expire in the years ended December 31 as follows:

Year	Amount
2011	21,429
2012	503,749
2013	55,877
2014	959,999
2015	6,557,584
2016	39,816,634

Total	47,915,272

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

11.  Related party transactions

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of June 30, 2011:

Officer/Director	Notes Payable			Accrued Salaries &
	Amount	Accrued Interest	Earn-out Amount	Bonus Amount

Eric Skae, C.E.O. & President	$12,500		$260,000	$145,500
David Tsiang, Chief Financial Officer	20,000	180
O. Lee Tawes III, Director	110,000	64,263	-	-
Total	$142,500	$64,443	$260,000	$145,500

On January 12, 2011, O. Lee Tawes, a director of the Company, lent the Company an aggregate of $75,000 for which he received a demand promissory note bearing interest at the rate of 12% per annum. Mr. Tawes lent the Company an additional $30,000 on February 24, 2011 for which he received a promissory note bearing interest at the rate of 0% per annum. This note was converted into 400,000 shares of common stock on April 29, 2011 at $0.075 per share. On June 30, 2011, O. Lee Tawes  lent the Company an additional $10,000 for which he received a promissory note bearing interest at the rate of 10% per annum.

On January 12, 2011, Eric Skae, the Company's CEO and a director, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest a the rate of 0% per annum. On January 28, 2011, the Company repaid $7,500 of this loan.

Also on February 24, 2011, David Tsiang the Company's CFO, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest at a rate of 6% per annum.

12.  Contingencies

In connecton with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, the Company agreed to provide the former member of Skae, who is also the Company’s current Chief Executive Officer, with a three year earn-out arrangement. Under the terms of the earn-out arrangement, the Company can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit. As of June 30, 2011 and December 31, 2010, the Company has accrued $260,000 and $535,000 respectively related to the achievement of the performance targets. Currently, the Company is unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred. In January 2011, the Company amended the earn-out agreement with the CEO, where by Mr. Skae forgave his 2010 earn-out of $325,000 which also reduce the intangible by a same amount.

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

New Leaf Brands, Inc.
Notes to unaudited condensed consolidated financial statements

On March 12, 2010, the Company was notified that it was  named as a defendant in lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. Vitro Packaging alleges the Company owed unpaid accounts payable and is seeking payment of approximately $345,000. The Company has entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275until after May 16, 2011, which the Company has not paid and is recorded as a current liability. On August 17, 2011the judgment was recorded in the State of New Jersey.

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

On July 11, 2011, the Company was served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in a debt collection matter. The Company has accrued for this payment of $90,928 as of June 30, 2011 as part of accounts payable. The parties have been involved in settlement negotiations and the Company is hopeful that this may be amicably resolved. This matter is pending.

The Company filed a Certificate of Designation to its Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock with a par value of $.001 per share.  As of June 30, 2011, Series K 10% Preferred stock dividends of $158,977 are due but are undeclared by the Board of Directors.

 13.  Net loss per share

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted net loss per share for the periods ended June 30, 2011 and 2010 because the effect of their inclusion would be anti-dilutive.

As of June 30, 2011, there were warrants and options to purchase 50,751,022 shares of common stock outstanding and Series K Preferred shares were convertible into 5,025,491 shares of common stock. As of June 30, 2010, there were warrants and options to purchase 9,617,803 shares of common stock outstanding. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

14.  Subsequent events

On July 14, 2011, July 28, 2011 and July 29, 2011 the Company entered into Original Issue Discount Notes with lenders receiving amounts of $75,000, $50,000 and $25,000 respectively. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities.

Vitro Packaging Litigation:  There is a Judgment against the Company held by Vitro Packaging De Mexico. S.A.DE C.V. Vitro has taken steps to domesticate and execute upon the Company’s assets in New Jersey.

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

GENERAL

Our beverages are classified as ready-to-drink teas and lemonades. We believe that our products are well-positioned to continue our growth to date and we have a competitive edge in ingredients, flavor and packaging. Our business plan is to build a competitive beverage company around our New Leaf brand of ready-to-drink teas, lemonades and other new functional beverages. As of June, 2011, we sell New Leaf beverages in 35 states, through approximately 130 distributors in over 15,000 outlets. We plan to expand our business by making inroads into larger mainstream grocery, convenience, drug stores and other larger accounts. We are making inroads with food, drug and mass accounts including grocery stores, drug stores and club stores. Our ability to develop new products is limited by our access to capital. We intend to continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital to grow our Company. We can provide no assurance that we will be able to raise sufficient capital under appropriate terms to complete our strategic objectives

We sold 167,935 cases in the first half of 2011, down 43.4% from 296,904 cases in the first half of 2010. We anticipate that, after our debts are repaid and renegotiated, we will be able to raise additional capital to grow our New Leaf brand as well as develop additional brands.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, we had negative net working capital of approximately $3,621,076 at June 30, 2011.  We have not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Blue Teas		White Tea
●	Diet Blue Tea with Lemon	●	White Tea with Ginseng & Honey
●	Diet Blue Tea with Peach	●	White Tea with Honey Dew Melon
●	Blue Tea with Lemon	●	White Tea with Strawberry
●	Blue Tea with Peach	Black Tea
●	Blue Tea with Raspberry		Sweet Tea
Green Teas		Lemonades
●	Green Tea with Plum	●	Strawberry
●	Green Tea with Mango	●	Lemon
		●	Cherry
		●	Tiger – Half and Half

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

Results of Continuing Operations for the Three and Six Months Ended June 30, 2011 and 2010

Net sales from our continuing operations, New Leaf Brands, for the six months ended June 30, 2011 were $1,346,113 compared to $2,619,781 for the same period last year.  The decrease in net sales is primarily due to capital constraints which delayed the production, shipments of open customer orders and inventory purchases from distributors to fulfill open orders in the amount of $320,000. Management is actively working to alleviate the capital constraint issue. For the three months ended June 30, 2011 net sales from our operations were $658,527 compared to $1,665,232 for the same period last year. The decrease in net sales is primarily due to capital constraints which delayed the production, shipment of open customer orders and inventory purchases from distributors.

            Cost of sales decreased to $1,053,262 for the six months period ending June 30, 2011 compared to $1,766,802 for the same period in 2010.  The decrease of $713,540 or 40% was a result of lower sales.  Our gross profit margin for the six month periods ended June 30, 2011 was 22%, compared to 33% for the same period in 2010.  The overall decrease of eleven percentage points in gross profit margin is primarily due to smaller production runs which, by virtue of their size are less efficient than those for the period ended June 30, 2010.  For the three months ended June 30, 2011 cost of sales decreased to $496,144 for the three months period ending June 30, 2011 compared to $1,087,103 for the same period in 2010.  The decrease of $590,959 or 54% was a result of lower sales.  Our gross profit margin for the three month periods ended June 30, 2011 was 25%, compared to 35% for the same period in 2010.  The overall decrease of ten percentage points in gross profit margin is primarily due to smaller production runs which, by virtue of their size are less efficient than those for the period ended June 30, 2010.

Shipping and handling expenses were $212,522 for the six months period ending June 30, 2011, and $297,940 for the same period in the prior year.  The decrease of $85,418 or 29% was due primarily to lower sales offset by shipments to distributors further from our co-packer, higher fuel surcharges and the above mentioned inventories purchased from distributors. Marketing expenses decreased $1,549,464, or 57% from $2,714,828 for the six months ended June 30, 2010 to $1,165,364 in the same period in 2011.  The decrease was attributable to management’s decision to restrain marketing spending pending resolution of our capital constraints.  General and Administrative costs were $1,025,653 for the first half year of 2011 and $2,081,982 for the first half year of 2010.  The decrease of $1,056,329 or 51% was due to planned cost reductions and option and stock compensation expenses. Depreciation and amortization expense was $258,585 in the first six months of 2011, and $258,459 in the first six months of 2010. Shipping and handling expenses were $84,689 for the three months period ending June 30, 2011, and $177,142 for the same period in the prior year.  The decrease of $92,453 or 52% was due primarily to lower sales offset by shipments to distributors further from our co-packer, higher fuel surcharges and the above mentioned inventories purchased from distributors. Marketing expenses decreased $980,572, or 64% from $1,527,939 for the three months ended June 30, 2010 to $547,367 in the same period in 2011.  The decrease was attributable to management’s decision to restrain marketing spending pending resolution of our capital constraints.  General and Administrative costs were $455,824 for the second quarter in 2011 and $542,437 for the second quarter in 2010.  The decrease of $86,613 or 16% was due to planned cost reductions and option and stock compensation expenses. Depreciation and amortization expense was $129,293 in the second quarter of 2011, and $129,103 in the second quarter of 2010.

Total other income (expense) for the six month periods ended June 30, 2011 and 2010 was $88,061 and $(1,067,247), respectively. The change of $1,155,308 or 108% was due primarily to the change of fair values related to derivative liability and loss on extinguishment of debt. Total other income (expense) for the three month periods ended June 30, 2011 and 2010 was $389,727 and $(1,142,245), respectively. The change of $1,531,972 or 134% was due primarily to the increased change in fair value of derivative liability.

There is no income tax benefit recorded for either period because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of June 30, 2011, we had $820,944 in current assets of which $317,927, or 39%, was cash and receivables.  On average, our receivables are collected after 45 days outstanding.  Inventories were $244,268 at June 30, 2011, a decrease of $191,146 over the December 31, 2010 balance of $435,414.  The decrease in inventories was primarily due to the sale of product and limited production.  Total current liabilities at June 30, 2011 totaled $4,442,020, of which $2,478,536, or 56%, represented trade and operating payables.  This represents a ratio of current assets to current liabilities of 1 to 5.41 at June 30, 2011.

At June 30, 2011, we had a net working capital deficiency of $3,621,076.  Our need for cash during the six months ended June 30, 2011 was primarily funded through the issuance of Series K Preferred stock, exercise of warrants and borrowings (including borrowings from related parties) totaling $2,810,565.

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes. We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months.  We have taken steps to reduce our operating expense. Additionally, we are evaluating our strategic direction aimed at achieving profitability and positive cash flow. We intend to continue to initiate a private placement of debt or equity securities in order to raise additional capital. We have also engaged an investment banking firm to assist management in raising additional capital. However, we may not be successful in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, we may be forced to make further cutbacks or cease operations.

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

On January 21, 2011, O. Lee Tawes, a director of the Company, lent the Company an aggregate of $75,000 for which he received a demand promissory note bearing interest at the rate of 12% per annum. Mr. Tawes lent the Company an additional $30,000 on February 24, 2011 for which he received a promissory note bearing interest at the rate of 0% per annum. Mr. Tawes converted the second promissory note into shares of common stock in the April 29, 2011 private placement.

On January 12, 2011, Eric Skae, the Company's CEO and a director, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest a the rate of 0% per annum. On January 28, 2011 the Company repaid $7,500 of this note.

On February 24, 2011, David Tsiang the Company's CFO, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest at a rate of 6% per annum.

On April 29, 2011, we closed a private placement of common stock with certain accredited investors. We agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 5,666,667 shares of our common stock. Gross proceeds from the private placement were approximately $425,000.

On February 24, 2011, we received proceeds of $60,000 and $30,000 of unsecured notes from  investors and a director, respectively. On April 29, 2011, these unsecured notes were converted into 800,000 and 400,000 common shares, respectively.

On April 29, 2011 we and certain Series K Preferred shareholders agreed to convert 187.6 units of preferred shares for 52,531,893 shares of common stock, including an additional 21,262,909 shares of common stock as a deemed dividend to these Series K Preferred shareholders.

On April 29, 2011 we made an offer to series X, Y and Z warrants holders to exercise their warrants at a exercise price of $0.075 per warrant share; certain warrant holders accepted our offer and exercised 6,666,665 warrants for $500,000. In addition a warrant holder series K Preferred shareholder forfeited 666,667 series X warrants and 1,333,313 series Y warrants and a warrant holder who, as previously described, received warrants as part of the conversion certain notes payable agreed to forfeit 4,066,667 series X warrants.

On May 25, 2011, the Company entered into a short-term Accounts Receivable Financing Note with a lender in the amount of $150,000. The note was subsequently paid in full with accrued interest by June 24, 2011.

On June 30, 2011, we issued a $10,000 Demand 10% Promissory Note to O. Lee Tawes, a director of the Company. The note required a $5,000 repayment on July 7, 2011 which the holder waived on the same day at no additional cost to the Company.

On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with lenders receiving the aggregate amount of $400,000 which includes $25,000 from a related party. These notes matured on August 20, 2011 and is secured by inventory in stock and pending production and all future accounts receivable.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in the fiscal year 2010 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2011, except as follows:

On July 14, 2011, July 28, 2011 and July 29, 2011 we entered into Original Issue Discount Notes with lenders in the amounts of $75,000, $50,000 and $25,000 respectively. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of June 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to  allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.  Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the six months ended June 30, 2011 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles.  In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles.  These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties.  Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related duties.  As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the six months ended June 30, 2011, we performed transaction reviews and control activities in connection with reconciling and compiling our consolidated financial records for the six months ended June 30, 2011.  These reviews and procedures were undertaken in order to confirm that our financial statements for the six months ended June 30, 2011 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

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

On March 12, 2010, we were notified that we were named as a defendant in lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. On March 23, 2011, Vitro Packaging alleges we owed unpaid accounts payable and is seeking payment of approximately $345,000. We have entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275 until after May 16, 2011. This matter remains pending. There is a Judgment against the Company held by Vitro Packaging De Mexico. S.A.DE C.V. Vitro has taken steps to domesticate and execute upon the Company’s assets in New Jersey.

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

On July 11, 2011, we were served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in a debt collection matter. We have accrued for this payment of $90,928 as of June 30, 2011 as part of accounts payable. The parties have been involved in settlement negotiations and we remain hopeful that we will be able to amicably resolve this matter.

We are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition.

On May 19, 2011 the OTC Bulletin Board (“OTCBB”) delisted our common stock from trading thereon due to lateness in filing our Annual Report on Form 10-K. That Annual Report was subsequently filed. Since May 19, 2011 our common stock has been listed for quotation on the “Pink Sheets” under the symbol "NLEF.PK". We are now current in our periodic filing obligations. While we will try to re-list our shares on the OTCBB, there can be no assurance that same will occur.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors as previously disclosed under 1A of our annual report on  Form 10-K for the fiscal year ended December 31, 2010.

 ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 21, 2011, we completed a unit offering of an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to 11 accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an  aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock. The Series Z Warrants are five-year warrants whose effectiveness is conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable.  As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into 82 units of the Company’s Series K Preferred Stock and issued 6,833,334 Series Y warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X, Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

On April 29, 2011, we closed a private placement of common stock with certain accredited investors. We agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 5,666,667 shares of our common stock. Gross proceeds from the private placement were approximately $425,000.

With respect to the issuance of our securities and notes as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof was appropriately restricted by us.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We are in negotiation with certain former shareholders of Nutritional Specialties, Inc. The value of these notes as of June 30, 2011 in the aggregate amount of $822,920. As of June 30, 2011, we are in default and therefore this amount is reflected as currently due.

ITEM 5 - OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

ITEM 6 - EXHIBITS

3.1	Articles of Incorporation, as amended (included as Exhibit 3.1 to the Form 10-KSB filed April 18, 1996, and incorporated herein by reference).

3.2	By-Laws, dated February 14, 1988 (included as Exhibit 3 to the Form S-1 filed January 27, 1987, and incorporated herein by reference).

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

4.25
Certificate of Designation of Series K 10% Cumulative Convertible Preferred Stock, dated January 21, 2011 (included as Exhibit 4.5 to the Form 8-K filed January 26, 2011, and incorporated herein by reference).

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

NEW LEAF BRANDS, INC.

Date: August 22, 2011	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2011	By:	/s/ David Tsiang
David Tsiang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)