Form 10-Q
period 2011-09-30
New Leaf Brands, Inc.
filed 2012-01-03
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 2011
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
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 27, 2011, there were 150,811,031 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

INDEX
		Page
PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	34
Item 1A	Risk Factors	35
Item 4	Removed and Reserved
Item 5	Other Information	37
Item 6	Exhibits	37

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

New Leaf Brands, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	Unaudited
CURRENT ASSETS
Cash & cash equivalents	$19,057	$13,024
Accounts receivable, net of allowances for doubtful accounts of approximately $41,300 at September 30, 2011 and $35,000 at December 31, 2010:	74,982	148,833
Inventory	573,017	435,414
Prepaid expense and other current assets	42,230	67,780

Total current assets	709,286	665,051

Property and equipment, net	65,093	91,099
Intangible assets, net	2,253,952	4,040,824

Total assets	$3,028,331	$4,796,974

CURRENT LIABILITIES
Accounts payable	$2,158,099	$2,670,993
Purchase order financing	460,124	-
Accrued liabilities	547,953	449,431
Accrued liabilities related parties	479,362	750,103
Accrued dividends	177,971	-
Interest payable	178,173	118,784
Short-term notes - other	251,287	3,282,954
Notes payable to related parties	647,594	777,273
Current portion of long-term debt	844,039	838,741

Total current liabilities	5,744,602	8,888,279

Long-term debt	22,409	34,904
Derivative payable	65,293	594,271

Total long-term liabilities	87,702	629,175

Total liabilities	5,832,304	9,517,454

Contingencies (Note 12 )

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, convertible 10,000,000 shares authorized, Series K 10% Convertible Preferred Stock, 1,000 cumulative shares designated; 30 issued and outstanding (liquidation preference $841,977 and $0 respectively)	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized; issued and outstanding 146,886,031 and 75,761,856 at September 30, 2011 and December 31, 2010 respectively:	146,886	75,762
Shares issuable	31,250	-
Additional paid-in capital	43,258,315	36,440,087
Accumulated deficit	(46,240,424)	(41,236,329)

Total stockholders' equity (deficit)	(2,803,973)	(4,720,480)

Total liabilities and stockholders' equity (deficit)	$3,028,331	$4,796,974

See accompanying notes to the condensed consolidated financial statements

New Leaf Brands, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three month period ended September 30,		Nine month period ended September 30,
	2011	2010	2011	2010

Net sales	$128,796	$1,051,547	$1,474,909	$3,671,328
Cost of goods sold	115,277	647,459	1,168,540	2,414,261

Gross profit	13,519	404,088	306,369	1,257,067

Operating expenses:
Shipping and handling	34,350	140,969	246,872	438,909
Selling and Marketing	690,009	1,267,479	1,855,373	3,982,307
General and administration	538,702	410,178	1,564,355	2,492,160
Depreciation and amortization	129,292	129,200	387,877	387,659
Impairment of intangibles	1,100,000	-	1,100,000	-

Total operating expenses	2,492,353	1,947,826	5,154,477	7,301,035

Loss from continuing operations	(2,478,834)	(1,543,738)	(4,848,108)	(6,043,968)

Other income (expense):
Miscellaneous Income (expense)	7,629	(1,851)	(29,255)	(10,827)
Interest expense	(50,636)	(75,273)	(120,585)	(208,646)
Net loss on settlement of accounts payable and extinquishment of long-term debt	(134,406)	-	(241,757)	(1,628,166)
Amortization of debt discount & deferred financing costs	(46,454)	(60,031)	(115,397)	(290,304)
Change in fair value of derivative liabilities	157,791	114,074	528,978	1,047,615

Total other income (expense), net	(66,076)	(23,081)	21,984	(1,090,328)

Loss from continuing operations before provision for income taxes	(2,544,910)	(1,566,819)	(4,826,124)	(7,134,296)

Provision for income taxes	-	-	-	-
Loss from continuing operations	(2,544,910)	(1,566,819)	(4,826,124)	(7,134,296)

Loss from discontinued operations, net	-	-	-	(50,000)
Net loss	(2,544,910)	(1,566,819)	(4,826,124)	(7,184,296)
Deemed dividends - Series K Preferred stock and warrants	-	-	1,967,699	-
Dividends Series K Preferred	18,994	-	177,971	-
Net loss available to common stockholders	$(2,563,904)	$(1,566,819)	(6,971,794)	(7,184,296)

Net loss per share - basic and diluted
Continuing operations	$(0.02)	$(0.02)	(0.07)	(0.11)
Discontinued operations	$-	$-	-	(0.00)
Net loss per share- basic and diluted	$(0.02)	$(0.02)	(0.07)	(0.11)

Basic and diluted weighted average common shares outstanding	145,082,300	74,443,272	96,361,621	65,716,793

See accompanying notes to the condensed consolidated financial statements

New Leaf Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2011	2010

Operating Activities:
Continuing operations:
Net Loss from continuing operations	$(4,826,124)	$(7,134,296)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	387,877	387,659
Allowance of doubtful accounts	6,300
Loss on settlement of accounts payable and extinguishment of long-term debt	241,757	1,628,166
Amortization of debt discount & deferred financing cost	162,052	290,304
Warrants issued for services	10,398	54,913
Stock based compensation	131,862	168,661
Common stock issued for services	140,000	1,043,142
Loss on disposal of property and equipment		4,249
Change in fair value of derivatives payable	(528,978)	(1,047,615)
Impairment of intangible asset	1,100,000	-
Changes in continuing operating assets & liabilities:
Accounts receivable	67,551	(267,108)
Inventory	(137,603)	(11,008)
Prepaid expenses and other current assets	25,550	(38,676)
Accounts payable	(400,108)	786,896
Accrued expenses	68,422	(5,731)
Due to related parties	54,259	(94,399)
Interest payable	59,389	33,738

Net cash (used in) continuing operating activities	(3,437,396)	(4,201,105)
Discontinued Operations:
Net Loss from discontinued operations	-	(50,000)
Adjustment to reconcile net loss from discontinued operations to net cash provided by discontinued operating activities
Write-off of escrow from sale of discontinued operations	-	50,000

Net cash provided by discontinued operations	-	-
Net cash (used in) operating activities	(3,437,396)	(4,201,105)

Investing Activities:

Purchases of property & equipment, net	-	(16,945)

Cash (used in) investing activities	-	(16,945)

Financing Activities:
Proceeds from issuance of long-term debt and notes payable to related parties	1,174,600	1,587,313
Proceeds from issuance of warrants	-	316,687
Receipt of escrow from sale of discontinued operations	-	200,000
Proceeds from sale of common stock and warrants, net	425,000	964,998
Proceeds from sale of preferred stock and warrants	1,068,401	-
Repayment on long-term debt	(184,696)	(87,917)
Proceeds from exercise of warrants	500,000	10,000
Purchase order financing	460,124	-
Fees Paid in connection with the sale of common stock and warrants	-	(75,320)
Net cash provided by financing activities	3,443,429	2,915,761

Change in cash & cash equivalents	6,033	(1,302,289)
Cash & cash equivalents beginning of year	13,024	1,547,924
Cash & cash equivalents end of period	19,057	$245,635

Supplemental disclosures:
Cash paid during the period for:
Interest	$44,432	$135,160

Non-cash investing and financing activities:
Deemed dividend on Conversion of Series K Preferred and warrants	1,967,699	-
Dividends Series K Preferred stock	177,971	-
Settlement of accounts payable for common stock and warrants	100,000	-
Conversion of debt and accrued expense into common stock	4,129,172	-
Debt discount on debt issued	46,655	-
Forgiveness of earn-out	325,000	-
Fair value of shares used for commons stock	31,250	-
Recognition of beneficial conversion feature on long-term debt	-	100,000
Settlement of accounts payable for common stock	-	163,781
Settlement of long-term debt for common stock	-	212,500
Issuance of warrants in connection with common stock and debt offering	-	2,078,818
Classification of derivative payable to additional paid in capital upon the exercise of warrants	-	14,560
Warrants Issued to placement agent which have been classified as derivative liabilities and deferred financing costs	-	34,913

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

The Company develops markets and distributes healthy and functional ready-to-drink (“RTD”) beverages. The Company distributes its products through independent distributors both internationally and domestically.

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

The accompanying condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

2. Going Concern

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand. As of September 30, 2011, it has also been unable to generate sustainable cash flows from operating activities. In addition, the Company has $1,765,329 in debt and related party obligations payable within the next twelve months including an obligation which is currently in default (see Note 8). For the three and nine months ended September 30, 2011, the Company’s loss from continuing operations were $2,544,910 and $4,826,124, respectively. As of September 30, 2011, the Company’s cash and cash equivalents and working capital deficiency were $19,057 and $5,035,316, respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is dependent upon its ability to obtain the necessary financing. The Company believes that its existing cash resources, combined with projected cash flows from operations, will not be sufficient to execute its business plan and continue operations for the next twelve months without additional funding. The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital. In October, November and December 2011, the Company raised additional gross proceeds of $490,000 pursuant to Secured Notes (see Note 7 and 14).. In addition to paying down and restructuring its debt, management is actively taking steps to reduce the Company’s future operating expenses and increase future sales. However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed.

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
Inventories

Inventories, as estimated by management, consist primarily of finished goods, but at times will include certain raw materials and are recorded at the lower of cost (average cost basis) or market. The inventory is comprised of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Finished goods	$42,191	$258,324
Raw materials	530,826	177,090
Total inventories	$573,017	$435,414

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of five years.

Intangible assets

Intangible assets consist of brand value including tradenames and trademarks resulted from the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC. Intangible assets consisted of the following at September 30, 2011 and December 31, 2010:

Brand Value – New Leaf Brands
Asset carrying value at December 31, 2010	$5,085,824
Accumulated amortization as of December 31, 2010	(1,045,000)
Net asset carrying value at December 31, 2010	$4,040,824

Asset carrying value at September 30, 2011	$4,760,824
Accumulated amortization as of September 30, 2011	(1,406,872)
Impairment of Long-Lived Assets	(1,100,000)
Net asset carrying value at September 30, 2011	$2,253,952

   The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the intangible with the related carrying amount. If the estimated fair value of the intangibles exceeds its carrying amount, the intangible is not considered to be impaired and the second step is unnecessary. During the nine months ended September 30, 2011, the Company determined that the economic uncertainty surrounding the Company’s ability to remain in business triggered an interim impairment analysis. The Company followed the same methodology as the annual test, using predominately a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company has concluded that impairment had existed at September 30, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $1,100,000 for the three and nine months ended September 30, 2011. In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimated remaining useful lives.

The brand carrying values (including Trademarks and Trade Names) were being amortized over a ten-year period. Amortization expense for the nine months ended September 30, 2011 and 2010 was $361,872 and $361,875, respectively.

Based on the Company's amortizable intangible assets as of September 30, 2011, amortization expense is expected to be approximately $87,000, for the remainder of 2011 and is $348,000, for each of the next five fiscal years.

Option -Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each option and warrant grant on the date of grant using the Black-Scholes option-pricing model. The option and warrant estimates are based on the following assumptions for the three and nine months ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010
Dividend yield	–	–
Volatility	81.47% to 98.07%	98.16% to 106.21%
Risk free interest rate	0.03% to 1.76%	0.32% to 1.79%
Expected term	0.19 to 4.35 years	1.19 to 4.87 years
Forfeiture rate (options)	8%	8%

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

The Company originally estimated the fair value of these warrants using a Black-Scholes valuation model. The same valuation model approach is applied to the market price of the Company’s common stock at September 30, 2011 and 2010 to determine the amount of the derivative relative to the down round protection. The change in this derivative value is included in the consolidated statement of operations as a change in fair value of derivative liabilities. The Company considers these derivative instruments as used for the purpose of securing financing.

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

The fair value of the derivative payable associated with the private placement in the side letter as of the grant date of February 28, 2010 was $25,000. The fair value of the derivative liabilities at September 30, 2010 was $1,219,331. The decrease in fair value of the Company’s derivative payable resulted in a gain of $114,074 and $1,047,615 for the three and nine months ended September 30, 2010 and is included in the change in fair value of the derivative liabilities. The gain includes a decrease in the derivative liabilities due to the passage of time.

The following table summarizes the fair value of warrants classified as liability instruments, recorded on the consolidated balance sheet as of September 30, 2011 (all of which are calculated using level 3 fair value measurements):

Total Fair Value
of Derivative as of
Offering	September 30, 2011
2006 and 2008 Bridge Financing	$54
Warrants issued to Series I and J Preferred Stock holders	25
October 2009 notes	2,076
February 2010 stock and warrant issuance	7,149
April 2010 stock and warrant issuance	28,824
September 2010 notes	27,165

$65,293

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) during the nine months ended September 30, 2011:

Balance at December 31, 2010	$594,271

Change in fair value of derivative instruments included in net loss for the nine months ended September 30, 2011	(528,978)

Balance at September 30, 2011	$65,293

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

The Company recognizes interest and penalties related to uncertain tax positions in interest and general and administrative expense. As of September 30, 2011, the Company has no unrecognized uncertain tax positions, including interest and penalties.

The tax years 2007-2010 are open to examination by the major tax jurisdictions in which the Company operates.

Comprehensive Income (Loss)
Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss). There were no other components of comprehensive income (loss) other than the net loss for the three and nine months ended September 30, 2011 and 2010, respectively.
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

Recently Issued Accounting Pronouncements
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. The Company is in the process of determining if it will present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

    In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update allows an entity, when conducting its annual or interim goodwill impairment analysis, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after conducting this assessment, an entity determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company’s did not early adopt this guidance on September 30, 2011 and does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

4. Geographic area information

The Company generates its revenues from numerous customers, primarily in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the nine months ended September 30:
	2011	2010
United States	$1,459,824	$3,584,206
Other International	15,085	87,122
Totals	$1,474,909	$3,671,328

The Company holds all its assets in the United States.

5. Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At September 30, 2011, the cash balances in these institutions were insured in full by the Federal Deposit Insurance Corporation. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base. The Company does have one customer that accounted for approximately 17.5% of sales during the nine months ended September 30, 2011. The aggregate accounts receivable from this customer amounted to zero of the accounts receivable balance outstanding at September 30, 2011.

The Company does have three vendors that accounted for approximately 96.3% of purchases during the nine months ended September 30, 2011. The aggregate accounts payable due to these vendors amounted to approximately 15.1% of the accounts payable balance outstanding at September 30, 2011.

A slowdown or loss of these customers or vendors could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

6. Notes payable to related parties

Notes payable to related party at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
Description	2011	2010

Unsecured note payable to an officer with a face amount of $20,000 bearing interest at 6% per annum and payable on demand (D)	$20,000	-
Unsecured note payable to a director with a face amount of $75,000 bearing interest at 12% per annum and payable on demand (D)	75,000	-
Unsecured note payable to a director with a face amount of $10,000 bearing interest at 10% per annum and payable on demand (E)	10,000	-
10% Secured Convertible Subordinated Notes to a principal shareholder with a face amount of $125,000 bearing interest at 10% payable July 23, 2012 (I)	$125,000
Secured factoring loan agreement to a principal shareholder with a face amount of $298,227 bearing interest at 10% payable July 23, 2012 (F)(G)(H)	298,227
10% Secured Convertible Subordinated Notes to a director with a face amount of $120,517 bearing interest at 10% payable July 23, 2012 (F)(G)(H)	120,517	-
Secured note payable to an officer with a face amount of $30,100 bearing interest at 10% payable August 13, 2012 (G)	30,100	-
Unsecured note payable to a director with a face amount of $50,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally payable on demand but was amended to be payable on demand after December 31, 2010 (A) (B)	-	$50,000
Unsecured non-interest bearing note payable to an officer with a face amount of $50,000 which was originally payable on demand, but was amended to be payable on demand after December 31, 2010 (B)	-	50,000
Unsecured note payable to a director with a face amount of $150,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally scheduled to mature in June 2010, but was extended to January 12, 2011 (A)	-	150,000
Unsecured note payable to a director with a face amount of $300,000 bearing interest, which is payable maturity, at 15% per annum. The note was originally scheduled to mature in July 2010, but was extended to December 31, 2010 (A)	-	300,000
Unsecured non-interest bearing note payable to a director which was issued at an original issuance discount of $27,273. The note matures on the three month anniversary of its issuance date on December 21, 2010 but was later extended to January 21, 2011 (C)	-	227,273

Notes payable to related parties	$678,844	$777,273
Discount on Debt	(31,250)	-
Notes payable to related parties	$647,594	$777,273

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

On January 21, 2011, $500,000 of these notes were converted into 20 units of Series K Preferred Shares and 1,666,667 warrants, which are described in Notes 7 and 9. At September 30, 2011, accrued interest of $57,500 was not converted in the January 21, 2011 transaction, and is included in accrued liabilities related party.

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

C) The note was issued in connection with the Company’s private placement of promissory notes and warrants in September 2010. The note was extended to January 21, 2011, as part of this extension the company issued 45,455 Common shares and reflected a charge of $7,500 as extinguishment of debt for the period ended March 31, 2011. On January 21, 2011, $235,294 of these notes was converted into 9.41 units of Series K Preferred shares and 3,137,255 warrants, which are described in Notes 7 and 9.

D) These notes were issued during the nine months ended September 30, 2011 to provide short-term financing.

E) On June 30, 2011, the Company issued a $10,000 Demand 10% Promissory Note to a director of the Company. The note required a $5,000 repayment on July 7, 2011 which the holder converted to due on demand on the same day at no additional cost to the Company.

F) On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with  four lenders, The total amount received on the Secured Factoring Loan was $400,000 of which $125,000 was purchased by a director of the Company and  $200,000 was purchased by a principal shareholder. These loans matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities. On August 24, 2011 these notes were converted into the recasted notes described in (H) below. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt.

G ) On July 14, 2011, July 28, 2011 and July 29, 2011 we issued Original Issue Discount Notes with three lenders receiving amounts of $75,000 from a principal shareholder, $50,000 and $25,000 respectively from other investors. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to the principal shareholder. On August 24, 2011 these notes were converted into the recast notes described in (H) below. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt.

H) On August 24, 2011, the Company recasted $606,381(principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, another of whom is an executive officer and director of the Company for $30,100 and another who is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the three and nine months ended September 30, 2011.

I) Between September 13-16, 2011, we borrowed $250,000 from two investors, one of whom is a principal shareholder of the Company ($125,000) and refinanced an existing unsecured loan with one officer in the amount of $30,100. We issued these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested. The shares were valued at $31,250 as discount debt and will be amortized over the term of notes.

Interest expense in the nine months ended September 30, 2011 and 2010 amounted to $21,248 and $32,500, respectively. The weighted average interest rate for all short term borrowings, excluding the amortization of debt discount was 3.9% for nine months ended 2011 and 10.8% in 2010.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these related party notes as of September 30, 2011:

Year Ending December 31,	Principal Maturities
2011	$678.844
2012	-
2013	-
2014	-
2015	-
Total	$678,844

7. Short-term notes

Short-term notes at September 30, 2011 and December 31, 2010 consisted of the following:
	September 30,	December 31,
Description	2011	2010
Secured factoring loan agreement with a face amount of $282,537 bearing interest at 10% payable July 23, 2012 and August 13, 2012 ( C) (D)	$282,537	-
Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest, which is payable at maturity, at 10% per annum. The notes were originally scheduled to mature in May 24, 2010, but were extended to January 21, 2011. The notes are secured by the Company’s accounts receivable and inventory. (A)	-	$1,500,000
Unsecured non-interest bearing notes payable which were issued at an original issuance discount of $213,954. The notes mature on the three month anniversary of their issuance date in December 2010. (B)	-	1,782,954

Total short-term notes before discount on debt	282,537	3,282,954
Discount on Debt	(31,250)	-
Total short-term notes	$251,287	$3,282,954

(A). On January 21, 2011, these notes were converted into 60 units of Preferred stock as part of the Series K Preferred share offering and the note holders also received 5,000,000 warrants series Y which are discussed below. At September 30, 2011, accrued interest of $70,211 was not converted in the January 21, 2011 transaction and is included in the accrued expenses.

(B). The payment term on these notes were extended to January 21, 2011, as part of this extension, the company issued 356,596 common shares and reflected a charge of $58,838 as extinguishment of debt for the nine months ended September 30, 2011.

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

C) On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with four lenders, The total amount received on the Secured Factoring Loans was $400,000 of which $125,000 was purchased by a director of the Company and  $200,000 was purchased by a principal shareholder (See Related Party Note 6). These notes matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities. On August 24, 2011 these notes were converted into recast notes described in (D) below.

D) On July 14, 2011, July 28, 2011 and July 29, 2011 we issued Original Issue Discount Notes with three lenders receiving amounts of $75,000from a principal shareholder, and $50,000 and $25,000 respectively from other investors. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to Lorraine DiPaolo, a principal shareholder of the Company. On August 24, 2011 these notes were converted into the recast notes described in below.

On August 24, 2011, we recast $606,381(principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, another who is an executive officer and director of the Company for $30,100 and another who is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the three and nine months ended September 30, 2011.

Between September 13-16, 2011, we borrowed $250,000 from two investors, one of whom is a principal shareholder of the Company for $125,000 and refinanced an existing unsecured loan with one officer in the amount of $30,100. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested. The shares were valued at $31,250 as discount debt and will be amortized over the term of notes.

8. Long-term debt

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:
Description	September 30, 2011	December 31, 2010

Note payable to a trust, bearing interest at 5% per annum, unsecured(A)	$822,920	$822,920
Equipment loan bearing interest at 11% per annum, mature in November 2013 (B)	43,528	50,725
Total long-term debt	866,448	873,645
Less current maturities	844,039	838,741
Long-term debt	$22,409	$34,904

Interest expense for the nine months ended September 30, 2011 and 2010 amounted to $37,133 and $44,016, respectively. The weighted average interest rate for all long-term borrowings was 5.7% for 2011 and 3.8% for 2010.

(A) The Company is in negotiation with certain former shareholders of Nutritional Specialties, Inc. The Company stopped making principal and interest payments on these notes in September 2009 and the notes were considered to be in default and presented as a current liability. (See Note 12)

(B) On December 3, 2008, the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719 which matures by December 2013.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of September 30 2011:

Year Ending December 31,	Principal Maturities
2011	$844,039
2012	17,340
2013	5,069
2014
2015
Total	$866,448

9. Stockholders’ deficit

During the nine months ended September 30, 2011, the Company converted $100,000 of accrued expense into 4 Series K Preferred shares at the Series K Preferred share offering rate of $25,000 per shares and issued 333,333 Series X and Y warrants and 666,666 Series Z warrants. The Company determined that the issuance of the Series K Preferred and the warrants on the conversion of the accrued expense was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $52,166.

On April 29, 2011 the Company and certain Series K Preferred shareholders agreed to convert 187.6 Series K preferred shares for 31,268,984 common shares. As an inducement to convert the Series K Preferred stock into common shares, the Company issued 21,262,909 additional common shares and recorded a deemed dividend of $1,701,032.
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

On April 29, 2011 the Company entered into a private placement arrangement with accredited investors who acquired 5,666,667 shares of Common stock for $425,000 an exercise price of $0.075 per share.

 In February 2011, the Company issued 1,000,000 common shares for marketing services at stated market value on the date of the agreement of $0.14 per share. In June 2011 issued and additional 80,000 shares for marketing services at stated market value on the date of the agreement of $0.0625 per share.

On February 24, 2011, the Company received proceeds of $60,000 and $30,000 of unsecured notes from investors and a director, respectively. On April 29, 2011, these unsecured notes were converted into 800,000 and 400,000 common shares respectively.

On January 12, 2011, the Company’s OID note holders agreed to extend the maturity of their notes to January 17, 2011. In granting the extensions to January 17, 2011, the OID note holders received 402,045 Common Shares in the Company. As this exchange was to extend the term of the debt the Company accounted for the extension as a material modification and recognized a loss on extinguishment of debt of $66,338 in January 2011.

On January 21, 2011, the Company completed a unit offering of an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to eleven accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock. The Series Z Warrants are ‘five-year’ warrants whose effectiveness are conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable. As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into 82 shares of the Company’s Series K Preferred Stock and 6,833,334 Series Y warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X,Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

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

The Company also entered into a Registration Rights Agreement, dated January 20, 2011 with each unit subscriber pursuant to which the Company agreed, at its expense, to file and gain effectiveness for one or more registration statements covering the Company common stock issuable pursuant to exercise of the Warrants and conversion of the Series K Preferred Stock. The Company further agreed to file such registration statement within 60 days of the closing of the offering and to obtain its effectiveness within 90 days of such closing (or 120 days if such registration statement is subject to full Securities and Exchange Commission review), failing which monetary penalties are imposed. The registration statement(s) is (are) to be maintained effective until all securities registered for sale there under have been sold. On April 29, 2011 holders of the rights agreed to amend the Registration Rights Agreement, dated as of January 21, 2011, between the Corporation and each of the several purchasers signatory theretoand eliminated Section 2(b) thereof in its entirety in order to remove the liquidated damages provisions from the agreement.

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

The placement agent for the offering received $72,435 in cash fees and 361,000 warrants valued at $18,804 using the Black-Scholes model described above, to purchase common stock which have terms similar to the Series X warrants.

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

10. Stock options and warrants

Options
The Company did not grant any stock options to directors or employees during the nine months ended September 30, 2011. The Company granted 1,390,000 options to purchase common stock to an officer during the nine months ended September 30, 2010. Compensation cost recognized in general and administrative expenses during the nine months ended September 30, 2011 and 2010 related to stock-based awards was $131,862 and $168,661, respectively. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The summary of activity for the Company's stock options is presented below:

	September 30, 2011	Weighted Average Exercise Price

Options outstanding at December 31, 2010	3,538,750	$0.65
Granted for the period	-
Exercised for the period	-
Terminated/Expired	(727,500)	0.51
Options outstanding at September 30, 2011	2,811,250	$0.69
Options exercisable at September 30, 2011	1,626,166	$0.70
Options available for grant at September 30, 2011	3,251,448

Exercise price per share of options outstanding	$0.40 to 1.60

Weighted average remaining contractual lives	7.1 years

Sum of fair value of options granted during the quarter	$-

The common stock options expire as follows:

Year	Number of options
2011	-
2012	10,000
2013	-
2014	-
2015-2019	2,801,250
Total	2,811,250

The aggregate intrinsic value of the options outstanding at September 30, 2011 was $0 with a weighted average remaining contract term of 7.1 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $649,250 as of September 30, 2011.

Warrants
Set forth below is a description of the Company’s warrants outstanding as of September 30, 2011

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

During the nine months ended September 30, 2011, the Company issued 100,000 warrants for marketing services at an exercise price of $0.15 per share, 43,922,280 warrants were issued in conjunction with the issuance of Series K Preferred shares, 361,000 warrants were issued to the placement agent of the Series K Preferred shares, 6,833,333 warrants were issued for the conversion of certain notes payable into Series K Preferred shares, and 1,000,000 warrants were issued in conjunction with the conversion of vendor payables. In April 2011, the Company made an offer to the series X, Y and Z warrant holders to exercise their warrants at an exercise price of $0.075 per warrant share; certain warrant holders accepted the Company’s offer and exercised 6,666,665 warrants for $500,000. In addition a series K Preferred shareholder forfeited 666,667 series X warrants and 1,333,313 series Y warrants and a warrant holder who, as previously described, received warrants as part of the conversion certain notes payable agreed to forfeit 4,066,667 series X warrants.

The following table reflects a summary of common stock warrants outstanding and warrant activity during the nine months ended September 30, 2010:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2010	8,098,638	$0.42	3.85
Granted during the period	52,549,946	0.15	4.55
Exercised during period	(6,666,665)	0.15	4.55
Forfeited during the period	(6,088,076)	0.15	4.55
Warrants outstanding at September 30, 2011	47,893,843	$0.20	3.71

The common stock warrants expire in the years ended December 31 as follows:

Year	Amount

2012	503,749
2013	55,877
2014	959,999
2015	6,557,584
2016	39,816,634

Total	47,893,843

11. Related party transactions

From time to time, certain officers, directors and principal shareholders have lent the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of September 30, 2011:

Officer/Director	Notes Payable			Accrued Salaries &
	Amount	Accrued Interest	Earn-out Amount	Bonus Amount

Eric Skae, C.E.O. & President	$30,100	301	$260,000	$150,000
David Tsiang, Chief Financial Officer	20,000	780
O. Lee Tawes III, Director	205,517	68,281	-	-
Lorraine DiPaolo, Principal Shareholder	423,227	4,232
Total	$678,844	$73,594	$260,000	$150,000

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

On June 15, 2011, we entered into a Secured Factoring Loan with a principal amount of $426,680 with  four lenders, The total amount received on the Secured Factoring Loan was $400,000 of which $125,000 was purchased by O. Lee Tawes (a director) and  $200,000 was purchased by Lorraine DiPaolo (a principal shareholder). These loans matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities. On August 24, 2011 these notes were converted into the recasted notes described in (H) below

On July 14, 2011, July 28, 2011 and July 29, 2011 we issued Original Issue Discount Notes with three lenders receiving amounts of $75,000from Lorraine DiPaolo (a principal shareholder), $50,000 and $25,000 respectively from other investors. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to Lorraine DiPaolo (a principal shareholder). On August 24, 2011 these notes were converted into the recasted notes described in (H) below

On August 24, 2011, we recast $606,381(principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom  is a O. Lee Tawes (a director) for $120,517, another who is an Eric Skae (Company CEO) for $30,100 and another who is Lorraine DiPaolo (a principal shareholder) for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the three and nine months ended September 30, 2011.

Between September 13-16, 2011, we borrowed $250,000 from two investors, one of whom was Lorraine DiPaolo (a principal shareholder)   for $125,000 and refinanced an existing unsecured loan with one officer in the amount of $30,100. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested. The shares were valued at $31,250 as discount debt and will be amortized over the term of notes.

On October 18, 2011, the Company borrowed $50,000 from to lenders in exchange for 10% Secured Convertible Subordinated Notes which Notes were coupled with common stock, one of whom was Lorraine DiPaolo ( a principal shareholder) for $25,000. Each Secured Note is collateralized by all of the Company’s assets and assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 1, 2011, the Company borrowed $50,000 from O. Lee Tawes (a director). in exchange for 10% Secured Convertible Subordinated Note which Note was coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them

On November 14, 2011, we borrowed aggregate gross proceeds of $60,000 from two investor in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock, one of whom was Lorraine DiPaolo (a principal shareholder) for $30,000.  Each Secured Note is collateralized by all of the Company’s assets and assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

12. Contingencies

    In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, the Company agreed to provide the former member of Skae, who is also the Company’s current Chief Executive Officer, with a three year earn-out arrangement. Under the terms of the earn-out arrangement, the Company can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit. As of September 30, 2011 and December 31, 2010, the Company has accrued $260,000 and $535,000 respectively related to the achievement of the performance targets. Currently, the Company is unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred. In January 2011, the Company amended the earn-out agreement with the CEO, where by Mr. Skae forgave his 2010 earn-out of $325,000 which also reduced the intangible by a same amount.

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
On December 7, 2009, the Company received a demand notice for payment for $822,920 from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, the Company offered to settle any claims against us in this matter for cash and restricted common stock. The Company's offer lapsed before it was accepted. The Company intends to continue to attempt to negotiate a settlement for this debt. The Company has accrued for this payment of $822,920 as of December 31, 2010 as a current portion of note payable. On July 7, 2010, the Company was served with a Complaint demanding payment of the remaining balance of a $1,200,000 note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc. The parties have attended mediation and the Company is hopeful that this may be amicably resolved. This matter remains pending.

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

On July 11, 2011, the Company was served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in a debt collection matter. The Company has accrued for this payment of $90,928 as of September 30, 2011 as part of accounts payable. The parties have been involved in settlement negotiations and the Company is hopeful that this may be amicably resolved. This matter is pending.

The Company filed a Certificate of Designation to its Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock with a par value of $.001 per share. As of September 30, 2011, Series K 10% Preferred stock dividends of $177,971 are accrued.

Purchase Order Financing
On September 20, 2011 the Company entered into secured Purchase Order Financing agreements with certain suppliers for additional trade credit to produce and ship approximately $750,000 in orders to Company customers. The agreements are secured by certain future sales and inventory provided by the suppliers. The agreement provided for the repayment of $307,563 of outstanding accounts payable at September 30, 2011 and $ 443,000 in additional trade credit.

The Company further agreed to segregate all cash proceeds from specific sales to certain customers (the “Customers”) to enable the Company to pay the suppliers.  The Company entered into an Escrow Agreement with the Suppliers and an escrow agent for the purpose of establishing a segregated account controlled by the Escrow Agent to disburse the cash proceeds from such Customer accounts directly to each Supplier based upon a predetermined percentage.

In connection with this facility, the Company also received consent from Secured Note holders to consent to (a) the Company entering into the Escrow Agreement with the Escrow Agent and the Suppliers for the benefit of each Supplier, and (b) consent to the Company’s segregation of proceeds from Customer accounts receivable to the Escrow Account and waive each such Secured Note holder’s security interest in and lien on all cash proceeds in the Escrow Account so long as the Escrow Agreement and the Escrow Account remains in place.

As of September 30, 2011 the Company’s accounts payable to those Suppliers was $621,905 of which $460,124 represented Purchase Order Financing.

13. Net loss per share

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted net loss per share for the periods ended September 30, 2011 and 2010 because the effect of their inclusion would be anti-dilutive.

As of September 30, 2011, there were warrants and options to purchase 50,705,093 shares of common stock outstanding and Series K Preferred shares were convertible into 5,025,487 shares of common stock. As of September 30, 2010, there were warrants and options to purchase 11,525,172 shares of common stock outstanding. These securities were excluded from the computation of diluted earnings per share because the effect of their inclusion would be anti-dilutive.

14. Subsequent events

On October 18, 2011, the Company received proceeds of $50,000 from two lenders in exchange for two $25,000 10% Secured Convertible Subordinated Notes which Notes were coupled with common stock, one of whom was a principal shareholder for $25,000. Each Secured Note is collateralized by all of the Company’s assets and assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of common stock for each $1.00 of interest and principal due them.

On November 1, 2011, the Company received proceeds of  $50,000 from a director in exchange for 10% Secured Convertible Subordinated Note which Note was coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 14, 2011, the Company received aggregate gross proceeds of $60,000 from two investors in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock, one of whom was a principal shareholder for $30,000.  Each Secured Note is collateralized by all of the Company’s assets and assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 22, 2011 the Company entered into an investor relations maintenance agreement. In addition to the cash compensation of $50,000 of which $25,000 was paid. The party was also granted 3,000,000 restricted shares of common stock and assigned to the principal plus a warrant to purchase 5 million shares of common stock at a strike price of $0.25 per share.

On November 22, 2011 the Company was unable to raise the necessary capital to continue normal daily operations and  dismissed all its employees.

On November 30, 2011, the Company reached a tentative agreement with an investor to provide interim funding to resume the Company’s normal daily operations with the intention of re-engaging certain key former employees as consultants and/ or employees as it evaluates its operating plans. There can be no assurances that same will result in any transaction, or that, if completed, any transaction will be on attractive terms.

On December 1, 2011, the Company received proceeds of $175,000 from one investor in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.01 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. Additionally, for arranging this facility, an assignee of the Lender was granted a Revenue Participation Agreement upon receipt of a total of $330,000 of proceeds. This agreement grants the lender a revenue participation of 2% of the Company’s future  annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales. We have also re-engaged certain former employees as consultants and/or employees and are working to secure long term financing with the purpose of resuming normal daily operations.

On December 14, 2011, the Company reached an agreement with a former employee to grant common stock and warrants to in exchange for satisfaction of deferred salary of $7,516 and an outstanding note to his wife in the amount of $4,800, we intend to grant 400,000 restricted shares of common to them.

On December 22, 2011, the Company received proceeds of  $155,000 from one investor in exchange for 10% Secured Convertible Subordinated Note (“Secured Note”) which Note were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.01 per share. This loan satisfied the total proceeds necessary in the Revenue Participation Agreement that was referenced in the discussion of the December 1, 2011 Secured Note.

Going forward, the Company will continue to concentrate on seeking strategic alternatives. Alternatives could include, but may not be limited to, a sale, merger or other business combination involving the Company, a sale of shares or other recapitalization of the Company, a joint venture arrangement, the sale or spinoff of Company assets, or the continued execution of the Company's business plan. There can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms

On December 23rd , 2011 the Company received majority consent to:

●           Amend the Certificate of Designation of the Corporation for the Series K Preferred Stock (the “Certificate of Designation”)
I.           ●           to eliminate paragraph (f) of Section 9, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than “Permitted Indebtedness”
II.           ●           to eliminate paragraph (f) of Section 9, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than Permitted Indebtedness

●           Amend the Security Purchase Agreement of the Corporation for the Series K Preferred Stock (the “Security Purchase Agreement”)
●           To eliminate paragraph 8.2 “Subsequent Equity Sales,” in its entirety;
●           To eliminate paragraph 8.3 “Participation in Future Financing ,” in its entirety;

In Consideration for same, the Company agreed:
●           To reduce the conversion price of its Series K Preferred  to 3 cents per share.
●           To exchange  every 5 Warrants (of the X, Y and Z Series) into 1 share of common stock.

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

GENERAL

Our beverages are classified as ready-to-drink teas and lemonades. We believe that our products are well-positioned to continue our growth to date and we have a competitive edge in ingredients, flavor and packaging. Our business plan is to build a competitive beverage company around our New Leaf brand of ready-to-drink teas, lemonades and other new functional beverages. As of September, 2011, we sell New Leaf beverages in 37 states, through approximately 130 distributors in over 12,000 outlets. We plan to expand our business by making inroads into larger mainstream grocery, convenience, drug stores and other larger accounts. We are making inroads with food, drug and mass accounts including grocery stores and drug stores. Our ability to develop new products is limited by our access to capital. We intend to continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital to grow our Company. We can provide no assurance that we will be able to raise sufficient capital under appropriate terms to complete our strategic objectives

We sold 167,935 cases through September 2011, down 59.5% from 415,029 cases in the same period of 2010. We anticipate that, after our debts are repaid and renegotiated, we will be able to raise additional capital to grow our New Leaf brand as well as develop additional brands.

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q, we had negative net working capital of approximately $5,035,316 at September 30, 2011. We have not yet created positive cash flows from operating activities and its ability to generate profitable operations on a sustainable basis is uncertain. These factors raise substantial doubt about our ability to continue as a going concern.

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

OUR PRODUCTS

New Leaf is a natural iced-tea beverage that is sweetened with organic cane sugar and specifically formulated to address what we believe is an unmet consumer demand in the very competitive, but rapidly growing, ready-to-drink beverage market. The organic cane sugar sweetening creates a premium and more healthy product with 20-30% fewer calories than high fructose corn syrup competitors. New Leaf is available in 16 varieties that are all-natural and organically-sweetened, of which 2 are diet varieties. Varieties include white, black, green and blue teas, lemonades and half tea/half lemonade beverages. New Leaf products include:

Blue Teas		White Tea
●	Diet Blue Tea with Lemon	●	White Tea with Honey Dew Melon
●	Diet Blue Tea with Peach	●	White Tea with Strawberry
●	Blue Tea with Lemon
●	Blue Tea with Peach	Black Tea
●	Blue Tea with Raspberry		Sweet Tea

Green Teas		Lemonades
●	Green Tea with Plum	●	Strawberry
●	Green Tea with Mango	●	Homemade
		●	Black Cherry
		● ● ●	Tiger – Half and Half Lite Tiger – Half and Half Mango Lemonade

We also distinguish the New Leaf brand by creating unique flavors. For example, New Leaf introduced blue tea, also known as Oolong tea, to mainstream consumers. Oolong tea is sometimes referred to as “blue tea” because its dried leaves have a bluish hue. We believe that unique flavors will continue to attract the attention of consumers.

In April 2010, we introduced a lemonade brand. New Leaf's lemonades are available in three flavors -- Homemade, Black Cherry and Strawberry. Additionally, "The Tiger," half-iced tea / half lemonade, debuted as part of our lemonade line-up. In October 2011, we introduced two new flavors, Mango Lemonade and Lite Tiger – Half and Half. Our 100% natural lemonades are made with pure organic cane juice and contain 10% real fruit juice.

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

Results of Continuing Operations for the Three and Nine months Ended September 30, 2011 and 2010

Net sales from our continuing operations, New Leaf Brands, for the nine months ended September 30, 2011 were $1,474,909 compared to $3,671,328 for the same period last year. The decrease in net sales is primarily due to capital constraints which delayed the production, shipments of open customer orders and inventory purchases from distributors to fulfill open orders in the amount of $740,000. Management is actively working to alleviate the capital constraint issue starting with the Purchase Order Financing we negotiated with certain vendors in September 2011. For the three months ended September 30, 2011 net sales from our operations were $128,796 compared to $1,051,547 for the same period last year. The decrease in net sales is primarily due to capital constraints which delayed the production, shipment of open customer orders and inventory purchases from distributors.

Cost of sales decreased to $1,168,540 for the nine months period ending September 30, 2011 compared to $2,414,261 for the same period in 2010. The decrease of $1,245,721 or 52% was a result of lower sales. Our gross profit margin for the nine month periods ended September 30, 2011 was 21%, compared to 34% for the same period in 2010. The overall decrease of thirteen percentage points in gross profit margin is primarily due to smaller production runs which, by virtue of their size are less efficient than those for the period ended September 30, 2010. For the three months ended September 30, 2011 cost of sales decreased to $115,277 for the three months period ending September 30, 2011 compared to $647,459 for the same period in 2010. The decrease of $532,182 or 82% was a result of lower sales. Our gross profit margin for the three month periods ended September 30, 2011 was 10%, compared to 38% for the same period in 2010. The overall decrease of eightteen percentage points in gross profit margin is primarily due to smaller production runs which, by virtue of their size are less efficient than those for the period ended September 30, 2010 and issuance of higher discounts.

Shipping and handling expenses were $246,872 for the nine months period ending September 30, 2011, and $438,909 for the same period in the prior year. The decrease of $192,037 or 44% was due primarily to lower sales offset by shipments to distributors further from our co-packer, higher fuel surcharges and the above mentioned inventories purchased from distributors. Selling and Marketing expenses decreased $2,126,934, or 53% from $3,982,307 for the nine months ended September 30, 2010 to $1,855,373 in the same period in 2011. The decrease was attributable to management’s decision to restrain marketing spending pending resolution of our capital constraints. General and Administrative costs were $1,564,355 for the nine month period ended September 30, 2011 and $2,492,160 for the same period of 2010. The decrease of $927,805 or 37% was due to planned cost reductions and option and stock compensation expenses. Depreciation and amortization expense was $387,877 in the first nine months of 2011, and $387,659 in the first nine months of 2010.

Shipping and handling expenses were $34,350 for the three months period ending September 30, 2011, and $140,969 for the same period in the prior year. The decrease of $106,619 or 76% was due primarily to lower sales offset by shipments to distributors further from our co-packer, higher fuel surcharges and the above mentioned inventories purchased from distributors. Selling and Marketing decreased $577,470 or 46% from $1,267,479 for the three months ended September 30, 2010 to $690,009 in the same period in 2011expenses. The decrease was attributable to management’s decision to restrain marketing spending pending resolution of our capital constraints. General and Administrative costs were $538,702 for the third quarter in 2011 and $410,178 for the third quarter in 2010. Depreciation and amortization expense was $129,292 in the third quarter of 2011, and $129,200 in the third quarter of 2010.

   The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the intangible with the related carrying amount. If the estimated fair value of the intangibles exceeds its carrying amount, the intangible is not considered to be impaired and the second step is unnecessary. During the nine months ended September 30, 2011, the Company determined that the economic uncertainty surrounding the Company’s ability to remain in business triggered an interim impairment analysis. The Company followed the same methodology as the annual test, using predominately a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company has concluded that impairment had existed at September 30, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $1,100,000 for the three and nine months ended September 30, 2011. In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimates remaining useful lives. Due to the uncertainty involved the Company’s ability to raise additional debt and equity financing and the Company’s ability to continue as a going concern, there may be adverse factors to trigger additional impairment on the recoverability of the Company’s intangible assets.

Total other income (expense) for the nine month periods ended September 30, 2011 and 2010 was $21,984 and $(1,090,328), respectively. The change of $1,112,312 or 102% was due primarily to the change of fair values related to derivative liability and loss on extinguishment of debt. Total other income (expense) for the three month periods ended September 30, 2011 and 2010 was $(66,076) and $(23,081), respectively. The change of $43,995 or 199.2% was due primarily to the increased change in fair value of derivative liability.

There is no income tax benefit recorded for either period because any potential benefit of the income tax net operating loss carryforwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

As previously disclosed in Subsequent Events, on November 22, 2011 the Company was unable to raise the necessary capital to continue normal daily operations and therefore dismissed all its employees.

On October 18, 2011, the Company borrowed $50,000 from two lenders in exchange for 10% Secured Convertible Subordinated Notes which Notes were coupled with common stock, one of whom was a principal shareholder for $25,000. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 1, 2011, the Company borrowed $50,000 from a director in exchange for 10% Secured Convertible Subordinated Note which Note was coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 14, 2011, we borrowed aggregate gross proceeds of $60,000 from two investor in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock, one of whom was a principal shareholder for $30,000.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On December 1, 2011, we borrowed $175,000 from one investor in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is is convertible into common stock at a conversion price of $0.01 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. Additionally, for arranging this facility which will total $330,000 an assignee of the Lender was granted a Revenue Participation Agreement. This agreement grants the lender a revenue participation of 2% of the Company’s annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales. We have also re-engaged certain former employees as consultants and/or employees and are working to secure long term financing with the purpose of resuming normal daily operations.

On December 22, 2011, we borrowed $155,000 from one investor in exchange for 10% Secured Convertible Subordinated Note (“Secured Note”) which Note were coupled with common stock.  This  Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.01 per share. This loan triggered the Revenue Participation Agreement that was referenced in the discussion of the December 1, 2011 Secured Note.

Going forward, the Company will continue to seek to raise additional debt and equity financings and may continue with the Purchase Order Financing agreement with our secured vendors or seek strategic alternatives. Alternatives could include, but may not be limited to, a sale, merger or other business combination involving the Company, a joint venture arrangement, the sale or spinoff of Company assets, or the continued execution of the Company's business plan. There can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.

Liquidity and Capital Resources

As of September 30, 2011, we had $709,286 in current assets of which $94,039, or 13%, was cash and receivables. On average, our receivables are collected after 14 days outstanding. Inventories were $573,017 at September 30, 2011, an increase of $137,603 over the December 31, 2010 balance of $435,414. The increase in inventories was primarily due to the purchase of product and limited production. Total current liabilities at September 30, 2011 totaled $5,744,602, of which $3,166,176, or 57%, represented trade and operating payables. This represents a ratio of current assets to current liabilities of 1 to 8.10 at September 30, 2011.

At September 30, 2011, we had a net working capital deficiency of $5,035,316. Our need for cash during the nine months ended September 30, 2011 was primarily funded through the issuance of Series K Preferred stock, exercise of warrants and borrowings (including borrowings from related parties) totaling $3,168,000.

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

On December 23rd , 2011 the Companyreceived majority consent to:
•           Amend the Certificate of Designation of the Corporation for the Series K Preferred Stock (the “Certificate of Designation”)
I.           ●           to eliminate paragraph (f) of Section 9, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than “Permitted Indebtedness”
II.          ●           to eliminate paragraph (f) of Section 9, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than Permitted Indebtedness

•           Amend the Security Purchase Agreement of the Corporation for the Series K Preferred Stock (the “Security Purchase Agreement”)
i.           To eliminate paragraph 8.2 “Subsequent Equity Sales,” in its entirety;
ii.          To eliminate paragraph 8.3 “Participation in Future Financing ,” in its entirety;

In Consideration for same, the Company agreed:
•           To reduce the conversion price of its Series K Preferred  to 3 cents per share.
•           To exchange  every 5 Warrants (of the X, Y and Z Series) into 1 share of common stock.

Financings

On January 21, 2011, the Company completed a unit offering of an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to eleven accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock. The Series Z Warrants are five-year warrants whose effectiveness are conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable. As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into 82 units of the Company’s Series K Preferred Stock and issued 6,833,334 Series Y Warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X,Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

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

On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with four lenders, The total amount received on the Secured Factoring Loans was $400,000 of which $125,000 was purchased by a director of the Company and  $200,000 was purchased by a principal shareholder (See Related Party Note 6). These notes matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities. On August 24, 2011 these notes were converted into the Secured Convertible Subordinated Notes described below.

 On July 14, 2011, July 28, 2011 and July 29, 2011 we entered into Original Issue Discount Loans with three lenders receiving amounts of $75,000from a principal shareholder, $50,000 and $25,000 respectively from other investors. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to Lorraine DiPaolo A principal shareholder). On August 24, 2011 these notes were converted into the Secured Convertible Subordinated Notes described in (below

On August 24, 2011, we recast $606,381(principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, another who is an executive officer and director of the Company for $30,100 and another who is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. We determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the three and nine months ended September 30, 2011.

Between September 13-16, 2011, we borrowed $250,000 from two investors, one of whom is a principal shareholder for $125,000 and refinanced an existing unsecured loan with one officer in the amount of $30,100. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested. The shares were valued at $31,250 as discount debt and will be amortized over the term of notes
On September 20, 2011 the Company entered into secured Purchase Order Financing agreements with certain suppliers for additional trade credit to produce and ship approximately $750,000 in orders to Company customers. The agreements are secured by certain future sales and inventory provided by the suppliers. The agreement included repayment of $307,563 of existing accounts payable and $ 443,000 in additional trade credit.

The Company further agreed to segregate all cash proceeds from specific sales to certain customers (the “Customers”) to enable the Company to pay the suppliers.  The Company entered into an Escrow Agreement with the Suppliers and an escrow agent for the purpose of establishing a segregated account controlled by the Escrow Agent to disburse the cash proceeds from such Customer accounts directly to each Supplier based upon a predetermined percentage.

In connection with this facility, the Company also received consent from Secured Note holders to consent to (a) the Company entering into the Escrow Agreement with the Escrow Agent and the Suppliers for the benefit of each Supplier, and (b) consent to the Company’s segregation of proceeds from Customer accounts receivable to the Escrow Account and waive each such Secured Note holder’s security interest in and lien on all cash proceeds in the Escrow Account so long as the Escrow Agreement and the Escrow Account remains in place.

As of September 30, 2011 the Company’s accounts payable to those Suppliers was $621,905 of which $460,124 represented Purchase Order Financing.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in the fiscal year  2010 Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2011, except as follows:

On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with four lenders, The total amount received on the Secured Factoring Loans was $400,000 of which $125,000 was purchased by a director of the Company and  $200,000 was purchased by a principal shareholder (See Related Party Note 6). These notes matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities. On August 24, 2011 these notes were converted into the Secured Convertible Subordinated Notes described below.

 On July 14, 2011, July 28, 2011 and July 29, 2011 we issued Original Issue Discount Notes with three lenders receiving amounts of $75,000from a principal shareholder, $50,000 and $25,000 respectively from other investors. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to Lorraine DiPaolo, a principal shareholder. On August 24, 2011 these notes were converted into the recast notes described in (H) below

On August 24, 2011, we recast $606,381(principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, another of whom is an executive officer and director of the Company for $30,100 and another of whom is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. We determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the three and nine months ended September 30, 2011.

Between September 13-16, 2011, we borrowed $250,000 from two investors, one of whom is a principal shareholder for $125,000 and refinanced an existing unsecured loan with one officer in the amount of $30,100. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested. The shares were valued at $31,250 as discount debt and will be amortized over the term of notes.

On September 20, 2011 the Company entered into secured Purchase Order Financing agreements with certain suppliers for additional trade credit to produce and ship approximately $750,000 in orders to Company customers. The agreements are secured by certain future sales and inventory provided by the suppliers. The agreement included repayment of $307,563 of existing accounts payable and $ 443,000 in additional trade credit.

The Company further agreed to segregate all cash proceeds from specific sales to certain customers (the “Customers”) to enable the Company to pay the suppliers.  The Company entered into an Escrow Agreement with the Suppliers and an escrow agent for the purpose of establishing a segregated account controlled by the Escrow Agent to disburse the cash proceeds from such Customer accounts directly to each Supplier based upon a predetermine percentage.

In connection with this facility, the Company also received consent from Secured Note holders to consent to (a) the Company entering into the Escrow Agreement with the Escrow Agent and the Suppliers for the benefit of each Supplier, and (b) consent to the Company’s segregation of proceeds from Customer accounts receivable to the Escrow Account and waive each such Secured Note holder’s security interest in and lien on all cash proceeds in the Escrow Account so long as the Escrow Agreement and the Escrow Account remains in place.

As of September 30, 2011 the Company’s accounts payable to those Suppliers was $621,905 of which $460,124 represented Purchase Order Financing.

On October 18, 2011, the Company borrowed $50,000 from two lenders in exchange for 10% Secured Convertible Subordinated Notes which Notes were coupled with common stock, one of whom was a principal shareholder for $25,000. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 1, 2011, the Company borrowed $50,000 from a director in exchange for 10% Secured Convertible Subordinated Note which Note was coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company's trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 14, 2011, we borrowed aggregate gross proceeds of $60,000 from two investors, one of whom was a principal shareholder ($30,000)  in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock,.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 22, 2011 we entered into an investor relations maintenance agreement. In addition to the cash compensation of $50,000 of which $25,000 paid,. the party was granted 3,000,000 restricted shares of common stock and assigned to the principal plus a warrant to purchase 5 million shares of common stock at a strike price of $0.25 per share.

On November 22, 2011 the Company was unable to raise the necessary capital to continue normal daily operations and  dismissed all its employees.

On November 30, 2011, the Company reached a tentative agreement with an investor to provide interim funding to resume the Company’s  normal daily operations with the intention of re-engaging certain key former employees as consultants and/ or employees as it evaluates its operating plans. There can be no assurances that same will result in any transaction, or that, if completed, any transaction will be on attractive terms.

On December 1, 2011, we borrowed $175,000 from one investor in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.01 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. Additionally, for arranging this facility which will total $330,000 an assignee of the Lender was granted a Revenue Participation Agreement. This agreement grants the lender a revenue participation of 2% of the Company’s annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales. We have also re-engaged certain former employees as consultants and/or employees and are working to secure long term financing with the purpose of resuming normal daily operations.

On December 14, 2011, the Company reached an agreement with a former employee to grant common stock and warrants to in exchange for satisfaction of deferred salary of $7,516 and an outstanding note to his wife in the amount of $4,800, we intend to grant 400,000 restricted shares of common to them.

On December 22, 2011, we borrowed $155,000 from one investor in exchange for 10% Secured Convertible Subordinated Note (“Secured Note”) which Note were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.01 per share. This loan triggered the Revenue Participation Agreement that was referenced in the discussion of the December 1, 2011 Secured Note.

Going forward, the Company will continue to concentrate on seeking strategic alternatives. Alternatives could include, but may not be limited to, a sale, merger or other business combination involving the Company, a sale of shares or other recapitalization of the Company, a joint venture arrangement, the sale or spinoff of Company assets, or the continued execution of the Company's business plan. There can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms

Off Balance Sheet Arrangements

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

4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the nine months ended September 30, 2011 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles. In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles. These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties. Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the nine months ended September 30, 2011, we performed transaction reviews and control activities in connection with reconciling and compiling our consolidated financial records for the nine months ended September 30, 2011. These reviews and procedures were undertaken in order to confirm that our financial statements for the nine months ended September 30, 2011 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

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

On July 11, 2011, we were served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in a debt collection matter. We have accrued for this payment of $90,928 as of September 30, 2011 as part of accounts payable. The parties have been involved in settlement negotiations and we remain hopeful that we will be able to amicably resolve this matter.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 21, 2011, we completed a unit offering of an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to 11 accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock. The Series Z Warrants are ‘five-year’ warrants whose effectiveness are conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable. As a condition to consummation of the offering, certain individuals’ converted outstanding debt in the original principal amount of $2,050,000 into 82 units of the Company’s Series K Preferred Stock and issued 6,833,334 Series Y warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X, Y and Z warrants pari passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

On April 29, 2011, we closed a private placement of common stock with certain accredited investors. We agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 5,666,667 shares of our common stock. Gross proceeds from the private placement were approximately $425,000.

On July 14, 2011, July 28, 2011 and July 29, 2011 we entered into Original Issue Discount Notes with lenders receiving amounts of $75,000, $50,000 and $25,000 respectively. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities.

On August 24, 2011, we recasted $606,381(principal plus accrued interest) in existing secured loans with 6 parties (entered into between June and July 2011) in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. We determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the three and nine months ended September 30, 2011.

On September 13-16, 2011, we borrowed aggregate gross proceeds of $250,000 from two investors and recast an existing unsecured loan from one investor. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office  and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested.

On September 20, 2011 the Company entered into secured Purchase Order Financing agreements with certain suppliers for additional trade credit to produce and ship approximately $750,000 in orders to Company customers. The agreements are secured by certain future sales and inventory provided by the suppliers. The agreement included repayment of $307,563 of existing accounts payable and $ 443,000 in additional trade credit.

The Company further agreed to segregate all cash proceeds from specific sales to certain customers (the “Customers”) to enable the Company to pay the suppliers.  The Company entered into an Escrow Agreement with the Suppliers and an escrow agent for the purpose of establishing a segregated account controlled by the Escrow Agent to disburse the cash proceeds from such Customer accounts directly to each Supplier based upon a predetermine percentage.

In connection with this facility, the Company also received consent from Secured Note holders to consent to (a) the Company entering into the Escrow Agreement with the Escrow Agent and the Suppliers for the benefit of each Supplier, and (b) consent to the Company’s segregation of proceeds from Customer accounts receivable to the Escrow Account and waive each such Secured Note holder’s security interest in and lien on all cash proceeds in the Escrow Account so long as the Escrow Agreement and the Escrow Account remains in place.

As of September 30, 2011 the Company’s accounts payable to those Suppliers was $621,905 of which $460,124 represented Purchase Order Financing.

On October 18, 2011, the Company borrowed $50,000 in exchange for 10% Secured Convertible Subordinated Notes which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 1, 2011, the Company borrowed $50,000 from a director in exchange for 10% Secured Convertible Subordinated Note which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 14, 2011, we borrowed aggregate gross proceeds of $60,000 from two existing investor in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On December 1, 2011, we  borrowed $175,000 from one investor in exchange for a 10% Secured Convertible Subordinated Note (“Secured Note”) which Note were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lender was granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. Additionally, for arranging this facility which will total $330,000 an assignee of the Lender was granted a Revenue Participation Agreement. This agreement grants the lender a revenue participation of 2% of the Company’s annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales.

On December 22, 2011, we borrowed aggregate gross proceeds of $155,000 from one investor in exchange for a 10% Secured Convertible Subordinated Note (“Secured Note”) which Note were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. This loan triggered the Revenue Participation Agreement that was referenced in the discussion of the December 1, 2011 Secured Note.

With respect to the issuance of our securities and notes as described above, we relied on the Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities. The securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution, and the transfer thereof were appropriately restricted by us.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We are in negotiation with certain former shareholders of Nutritional Specialties, Inc. The value of these notes as of September 30, 2011 in the aggregate amount of $822,920. As of September 30, 2011, we are in default and therefore this amount is reflected as currently due.

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

10.20	Non-interest bearing subordinated note issued by the Company to Eric Skae, dated April 1, 2010 ( included as Exhibit 10.20 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).

10.21	10% Subordinated note issued by the Company to O. Lee Tawes, dated April 30, 2010 (included as Exhibit 10.21 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).
10.22	Employment agreement between the Company and David Tsiang, dated May 11, 2010 (included as Exhibit 10.22 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).
10.23	Purchase Order and Working Capital Financing Agreement, by and among the Company, John Tally, O. Lee Tawes, Lorraine DiPaolo and Jack Harris (incorporated herein by reference).
10.24	Form Of Secured Convertible Subordinated Note
10.25	Form Of Purchase Money Security Interest Note
10.26	Form of Revenue Participation Agreement
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LEAF BRANDS, INC.

Date: January 3, 2012	By:	/s/ Eric Skae
Eric Skae
Chief Executive Officer
(Principal Executive Officer)

Date: January 3, 2012	By:	/s/ Eric Skae
Eric Skae
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)