Form 10-K
period 2011-12-31
New Leaf Brands, Inc.
filed 2012-07-30
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____TO ___

Commission File Number 000-22024

NEW LEAF BRANDS, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0125664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ (herewith) No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12-months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Set the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of July 26, 2012, the aggregate market value was $ 10,921,497 based on a total of 218,429,942 shares of our common stock held by non-affiliates at a closing price of $0.05 per share.

As of July 26, 2012 the number of outstanding shares of the registrant’s common stock was 324,533,316 Documents incorporated by reference: See Item 15 herein.

NEW LEAF BRANDS, INC.
FORM 10-K
For the year ended December 31, 2011

This report contains trademarks and trade names that are the property of New Leaf Brands, Inc. and of other companies, as indicated. As used herein, “we” “us”, “our” “the Company” and “New Leaf” are all used to refer to New Leaf Brands, Inc.

PART I
Forward Looking Statements Disclaimer

Statements in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Annual Report on Form 10-K, under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents that we file from time to time with the Securities and Exchange Commission.

Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by law.

ITEM 1 - BUSINESS

GENERAL STRATEGY
We are a diversified beverage holding company acquiring brands, distributors and manufacturers within the beverage industry.   Our strategy follows the initial success of our award winning New Leaf Brands ready-to-drink teas and lemonades.  We intend to continue to market broadly our New Leaf branded products as well as acquire additional regional beverage brands in complementary categories.  As part of our brand acquisition strategy, we will acquire a portfolio of branded proprietary products, with distinctive packaging and deep regional appeal, in the following categories:

●	Ready–to-drink Lemonades and Teas
●	Carbonated Beverages
●	Juice and Juice Blends
●	Weight Control drinks
●	Water and Enhanced Water
●	Functional/Health and Wellness drinks

These categories are tailored toward premium, gourmet and healthy lifestyles for the “quality-value” expectations of our consumers.  We believe that each acquired brand, in its category, will provide established regional distribution for the Company’s full array of other beverage products and, ultimately, lead to more channels of distribution.

New Leaf is the company’s flagship brand in the ready to drink Lemonade and Iced Tea category.  We intend to acquire additional brands to enhance our flagship brand in 2012. We believe that our products are well-positioned to continue to grow and possess a competitive advantage in creativity, flavor, ingredients and packaging.  As of July 26, 2012, New Leaf Brands’ beverages are sold in seven states, through 30 distributors in over 8,000 outlets.  We anticipate organic expansion of our business by targeting additional wholesale distributors, larger mainstream grocery stores, convenience and drug store channels.

At New Leaf Beverages we develop, market and distribute healthy and functional ready-to-drink teas and lemonades under the New Leaf® brand. We focus primarily on functional ready-to-drink beverages, which include teas, lemonades and other functional drinks. New Leaf offers natural iced-tea and lemonade beverage which are sweetened with evaporated pure cane sugar and specifically formulated to address an unmet consumer demand in the very competitive but rapidly growing ready-to-drink beverage market. The pure cane sugar sweetening creates a premium product with 20-30% fewer calories than competing brands who use high fructose corn syrup. New Leaf is available in 17 varieties of teas (including white, black, green, and blue teas) and lemonades (including half tea/half lemonade beverages).

Our broader strategy is to acquire established beverage distributors and manufacturers who choose to utilize New Leaf’s financial structure and access to capital.   We intend to pursue moderate-sized regional distributors who will internalize our array of beverage products through proprietary distribution channels.  Similarly, we intend to pursue beverage production, where appropriate, to reduce our internal cost of production and to increase our delivered margin per case.

NEAR TERM BUSINESS STRATEGY

During the second half of 2011 we experienced significant financial challenges. We reported in our quarterly report for the nine months ended September 20, 2011 on Form 10-Q, filed on January 3, 2012, that without additional funding we would be forced to cut back or cease operations. We sought legal counsel to investigate reorganization and bankruptcy options and, upon consideration of the opinion of our advisors and the Board, retained Fuselier and Co. to evaluate turnaround alternatives.  After consideration of the alternatives, on February 14, 2012, the Board elected David Fuselier as New Leaf’s Chairman, President, and Chief Executive Officer.  Simultaneously, Eric Skae stepped down as our Chairman, President and Chief Executive Officer.  Mr. Fuselier immediately began implementing a restructuring and turnaround plan that:

Refocused New Leaf Brands beverages to:

●	Focus and deliver growth on the core product markets
●	Focus on four key geographic markets: New York Metro, Mid-Atlantic, Florida, Southern California
●	Reduce supply chain costs
●	Focus on key distributors and value added partnerships
●	Restructure corporate operations and product mix to significantly improve operating margins.
●	Achieve significant debt restructurings and interim financings to both strengthen the balance sheet and support sustainable growth.
●	Seek additional tactical and strategic financing to support anticipated growth, research and development and release of new product lines.

Our ability to acquire new products is limited by our access to capital. We intend to continue to explore various strategic alternatives, including business combinations and private placements of debt and or equity securities to raise capital to grow our Company. We also intend to expand our business through mergers and acquisitions of appropriate complementary brands, distributors and manufacturers companies in our industry. We can provide no assurance that we will be able to raise sufficient capital under appropriate terms to complete our strategic objectives.

HISTORY

Prior to October 9, 2009, we operated under the name of Baywood International, Inc. through the combination of a wholly-owned subsidiary named Nutritional Specialties, Inc., that promoted the LifeTime® and Baywood nutraceutical brands, and a wholly-owned subsidiary that promoted the New Leaf brand of premium ready to drink teas. The LifeTime brand was acquired in March 2007 with the acquisition of Nutritional Specialties, Inc. and the New Leaf brand was acquired in September 2008.

On July 23, 2009, subject to shareholder approval, our Board of Directors unanimously approved entry into an asset purchase agreement with Nutra, Inc., a subsidiary of Nutraceutical International Corporation, a Delaware corporation (the “Asset Sale”) to sell substantially all the rights and assets of our subsidiary, Nutritional Specialties, Inc. including the LifeTime® and Baywood brands of products. On July 24, 2009, we entered into an asset purchase agreement which closed on October 9, 2009. On July 24, 2009, we entered into an Asset Purchase Agreement (“the Agreement”) with Nutra, Inc., a subsidiary of Nutraceutical International Corporation. Pursuant to the Agreement, we sold substantially all of the rights and assets of Nutritional Specialties, Inc.’s business. Nutra, Inc. agreed to pay an aggregate purchase price of $8,250,000. On June 30, 2010 pursuant to the Agreement, the parties agreed to reduce the purchase price by $200,000.and we wrote-off the remaining $50,000 as an expense.

Effective October 16, 2009, we changed our name to New Leaf Brands, Inc., to reflect the change in our strategic direction. Following the closing of the Asset Sale, our former Chief Executive Officer, Eric Skae, agreed to continue in his role.

In 2010, in addition to our line of ready-to-drink teas, New Leaf developed a line of ready-to-drink lemonade and juice/lemonade beverages. These products are considered “New Age” beverages which have gained popularity nationally with consumers. We have sold our new lemonade and lemonade/juice beverages into independent grocery stores and restaurant “street” channels such as bagel stores, delis, pizzerias, cafes, independent convenience stores, and college book stores. We have also targeted food, drug and mass accounts including grocery stores, drug stores and club stores.

On November 22, 2011, the Company was unable to raise the necessary capital to continue normal daily operations and dismissed most of its employees. On November 30, 2011, the Company reached an agreement with an investor to provide interim funding to resume the Company’s normal daily operations and to retain certain key former employees. We consulted with legal counsel to investigate reorganization under bankruptcy and other turnaround alternatives. After consideration of all alternatives, on February 14, 2012, the Board elected David Fuselier as its new Chairman, Chief Executive Officer and a Director and Fuselier and Co. as its turnaround consultants.  Eric Skae resigned as our Chairman, President, Chief Executive Officer and a Director but remains as a consultant to the Company. Mr. Fuselier immediately began implementing a restructuring and turnaround plan.

As of the date of this report our principal executive offices are located at One DeWolf Rd., Old Tappan NJ 07675. Our telephone number is (201) 784-2400 and our web address is www.NewLeafBrands.com. We do not intend for information on our web site to be incorporated into this 10-K.

OUR PRODUCTS

TEAS           New Leaf is a natural iced-tea beverage sweetened with organic cane sugar and specifically formulated to address what we believe is an unmet consumer demand in the very competitive, but rapidly growing, ready-to-drink beverage market. The organic cane sugar sweetening creates a premium and healthier product with 20-30% fewer calories than high fructose corn syrup competitors. New Leaf is available in 17 varieties that are all-natural and organically-sweetened, of which 6 are lemonades varieties. Varieties include white, black, green and blue teas, lemonades and half tea/half lemonade beverages. New Leaf products include:

Blue Teas		White Tea
●	Blue Tea with Lemon	●	White Tea with Honey Dew Melon
●	Blue Tea with Peach	●	White Tea with Strawberry
●	Blue Tea with Raspberry
●	Diet Blue Tea with Lemon	Black Tea
●	Diet Blue Tea with Peach		Sweet Tea
Green Teas		Lemonades
●	Green Tea with Ginseng and Honey	●	Strawberry
●	Green Tea with Plum	●	Homemade
●	Green Tea with Mango	●	Black Cherry
		●	Tiger – Half and Half
		●	Lite Tiger – Half and Half
		●	Mango Lemonade

We also distinguish the New Leaf brand by creating unique flavors. For example, New Leaf introduced blue tea, also known as Oolong tea, to mainstream consumers. Oolong tea is sometimes referred to as “blue tea” because its dried leaves have a bluish hue. We believe that unique flavors will continue to attract the attention of consumers.

LEMONADES In April 2010, we introduced a lemonade brand available in three flavors -- Homemade, Black Cherry and Strawberry. Additionally, "The Tiger," half tea / half lemonade, debuted as part of our lemonade offerings. In October 2011, we introduced two new flavors, Mango Lemonade and Lite Tiger – Half and Half (sweetened with Sucralose and pure cane sugar). Our 100% natural lemonades are made with pure cane juice and contain 10% real fruit juice.

Our products are sold in a proprietary 16.9 ounce bottle designed specifically for our New Leaf brand. The bottles are labeled with vibrant colors and the New Leaf logo appeals to, and is recognizable by, consumers. New Leaf products emphasize wellness and innovation. Our non-diet varieties of New Leaf Tea have 70-80 calories per 8 ounce serving and are sweetened with pure cane sugar instead of high-fructose corn syrup.

MANUFACTURING AND QUALITY CONTROL

We use third-parties to manufacture and package our products according to the formulae and packaging guidelines dictated by us. We arrange for the majority of the product ingredients to be delivered to a co-packer who is responsible for mixing the tea according to our specifications. In some cases, the co-packer may provide certain ingredients, although we supervise production and sample the products to maintain quality and potency. The co-packer packages the product in bottles and caps provided by us. We currently use Castle Beverage as a co-packer; however, we believe that switching to another co-packer would cause little or no disruption to our business at any time.

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

The ingredients of New Leaf’s Teas are generally considered commodity items and, as such, are readily available from multiple sources at comparable prices. Additionally, the suppliers of the caps and labels for our packaging can be obtained from multiple sources at similar prices with little or no lead time.

The price of our bottles may fluctuate over time. Market prices for bottles fluctuate and an increase in energy costs will likely increase the price of bottles. Our price per bottle, however, generally decreases as the total number of bottles ordered increases. Although we expect our price per bottle to decrease as our orders increase, it is possible these volume discounts could be offset by higher prices of glass overall.

We use paper packaging to store our products. The cost of the paper packaging could also fluctuate over time, however, this fluctuation would not represent a large enough percentage of our overall cost of product to have a significant impact on our bottom line.

MARKETING AND BRANDING

We sell and market our products through an internal sales force as well as select broker networks.  Our sales force is organized to serve a specific market, focusing on one or more geographic territories, distribution channels or product lines.  We believe this focus allows our sales group to provide high level, responsive service and support to our customers and markets.

Our sales and marketing programs emphasize maintaining and enhancing consumer brand recognition and loyalty and typically utilize a combination of regional advertising, special event marketing, endorsements and sponsorships in conjunction with consumer coupon distribution if need arises and if appropriate.  We retain advertising agencies to assist with media advertising programs and offer numerous promotional programs to retail customers, including cooperative advertising support, in-store advertising materials and other incentives.  These elements allow us to tailor marketing and advertising programs to meet local and regional economic conditions and demographics.  We also seek to maintain points of difference between our brands and those of our competitors by combining high product quality, flavor innovation, unique packaging designs and, for some product lines, value pricing.

We believe that our acquired product lines will develop into the New Leaf Basket of branded beverage products that will be attractive to distributors and chain stores. Ultimately, our full array of beverage products will provide a basket of products capable of competing with established industry brands in defined categories.

CUSTOMERS

Our customers and consumers are material to our success. If we are unable to maintain good relationships with our existing customers, our business could be adversely affected. Unilateral decisions could be taken by our distributors, retailers and other customers to discontinue carrying all or any of our products or categories that they are carrying at any time, which could cause our revenues to decline.

Manhattan Beer is one of our larger distributors and accounted for approximately 27.1% of our sales for the year ended December 31, 2011. We do not have a written contractual arrangement with Manhattan Beer. While we believe we have a good relationship with Manhattan Beer, they are not obligated to purchase any of our products and could terminate the relationship on short notice. Most of our other distributors do have written contracts with us.

RESEARCH AND DEVELOPMENT

We believe that we can grow in the ready-to-drink tea category by adding new products, brands and brand extensions. An integral part of our strategy is to develop and introduce innovative products and packaging. The development time from inception of the concept through product development and testing to the manufacture and sale of the finished product take several months, however, not all of our new ideas survive consumer research. We may also introduce new and innovative products by means of acquisitions. Our current research and development of New Leaf and other future beverage products is limited by our capital resources.

COMPETITION

The ready-to-drink tea and lemonade markets are highly competitive and are currently dominated by well-known beverage companies such as Coca-Cola, Pepsi and Dr. Pepper/Snapple Group. Many of our competitors are substantially larger and more experienced and have longer operating histories and materially greater financial and other resources than we do. As a result, we may not be able to successfully compete with these larger competitors in the marketplace.

Our principal competition in the “street” channel comes from a limited number of large, nationally known manufacturers and many smaller manufacturers of non-alcoholic beverages. Since we do not yet widely market our products into mass-market distribution channels, we face limited direct competition from broad line manufacturers and major private label manufacturers and similar companies. We also face indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of a ready-to-drink tea in the “street” distribution channels based on price and availability. In addition, we compete with several large beverage brands, including Arizona, Snapple, Lipton Brisk, Sobe, Vitamin Water, Fuze, Nestea, Tazo, Honest Tea and Sweet Leaf Tea.

We believe that our brands compete favorably with other ready-to-drink tea and lemonade products because of the quality of our products, our emphasis on wellness and innovation, and our ability to timely introduce new products that are exciting to consumers. We have developed tea flavors such as plum, honeydew melon, mango and strawberry and lemonade flavors such as mango, strawberry and black cherry. Our distinctive flavors differentiate us from those offered by our competitors.

INTELLECTUAL PROPERTY RIGHTS

We own or have filed the following trademarks with the U.S. Patent and Trademark Office:

●	"New Leaf" (word mark): registration date of January 4, 2005 under Registration Number 2916219;
●	“New Leaf” (design mark): registration date of December 2, 2008 under Registration Number 3539503;

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

EMPLOYEES

As of December 31, 2011, we had seven full-time employees of which four were in sales/marketing and three employees were performing administrative functions. None of our employees is represented by a collective bargaining arrangement and we believe our relations with employees are good.

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

In their report dated July 26, 2012, our independent registered public accounting firm, EisnerAmper LLP stated that there is substantial doubt on our ability to continue as a going concern and our consolidated financial statements for the year ended December 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of a loss from continuing operations $6,681,254 for the year ended December 31, 2011 and negative working capital of $5,048,740 and cash and cash equivalents position of $75,762. We expect to continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate profits and operating cash flows, as well as raising additional capital. Our ability to generate profits depends on the success of our brands, of which there can be no assurance. We believe that the going concern qualification in the Independent Auditors’ report is designed to emphasize the uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have had a history of losses and if we cannot consistently generate positive cash flows or raise sufficient capital then we will not realize our growth potential and our business could suffer financially.

Our net loss attributable to common stockholders’ in 2011 was $8,845,254 and in 2010 was $9,131,354. We are attempting to grow our portfolio of brands and products while maintaining costs. However, we expect to require increasing cash flows to finance our needs for inventory to successfully build the distribution of our products into the marketplace. In order to finance our growth, we need to raise capital to fund our inventory needs and implement more aggressive sales, marketing and advertising programs. However, if we are not successful in raising additional capital, we may not meet our projections for growth and our sales could be adversely affected due to delays in shipments and loss of customers.

Current economic conditions could have a material adverse effect on our business.
Our current and future business plans are dependent, in large part, on the overall state of the national economy which remains anemic. Any adverse changes in economic conditions may adversely affect our plan of operation. Our operations and performance also depend on economic conditions, levels of disposable income and their impact on levels of consumer spending. These have deteriorated significantly in many countries and regions during the past several years, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing volatility in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs and uncertainty about same, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior for discretionary consumer goods such as ours. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We have recently engaged new management to enable a turnaround and restructuring plan.

On February 14, 2012, we engaged David Fuselier as our new Chairman and Chief Executive Officer and Fuselier & Co. as our turnaround specialist. We are substantially dependent upon their ability to execute a turnaround of New Leaf, both financially and operationally. Mr. Fuselier has significant experience in turnarounds, but not in the beverage industry.

We presently have only two directors on our Board.

At present, David Fuselier and Terry Kinder are the sole directors of our company. While we have an independent “audit committee financial expert” we still need an audit committee consisting of independent directors. Moreover, good corporate governance principles provide that we have additional independent directors. We are presently seeking qualified individuals to serve as such and to strengthen our oversight and the company’s potential. However, there can be no assurance that such individuals will be identified or if identified, that they will wish to serve on our Board.

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

There are numerous companies that produce or supply the types of products we distribute. We do not manufacture any of our products and depend entirely on third-party manufacturers and suppliers. Typically, we do not have supply agreements, but submit purchase orders for our products. We use third-parties to manufacture and package our New Leaf beverages according to the formulae and packaging guidelines dictated by us. A disruption could occur at any of our suppliers for many reasons, including fire, natural disasters, weather, manufacturing problems, transportation interruption or government regulation. Although we believe that a number of alternative manufacturers are available and that we could replace our main suppliers with alternative sources at comparable prices and terms, any disruption or extended delay in our product supply from any of our third-party suppliers could have a significant adverse impact on our operations. In addition, the time needed to replace any of our main suppliers could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

Our business is sensitive to public perception. If any of our products prove to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety, then our brands and our image in the marketplace would be negatively impacted.

Our beverage business could be adversely affected if any of our products or similar products distributed by other companies proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety of our products or any similar products. Our products may contain certain nutritional ingredients such as vitamins, herbs and other ingredients that we regard as safe when taken as directed by us and that various scientific studies and literature have suggested may offer health benefits. While we conduct quality control testing on the ingredients in our products, we depend on consumers' perception of the overall integrity of the tea and beverage business. The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry. If our products suffer from this negative consumer perception, it is likely our sales will slow and we will have difficulty generating revenues.

Our products may not meet health and safety standards or could become contaminated; causing product recalls that may adversely affect our brand image.

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

We are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability. We are not aware of any claims pending against us or our products that we believe would adversely affect our business except as disclosed under Item 3 hereof. While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future. We maintain product liability insurance for our products through third-party providers. We believe our insurance coverage is adequate; however, we may not be able to retain our existing coverage or this coverage may not be cost-justified or sufficient to satisfy any future claims. If we are unable to secure the necessary insurance coverage at affordable costs, then our exposure to liability will greatly increase and it will be difficult to market and sell our products since customers rely on this insurance to distribute our products. In addition to carrying our own coverage, we also require our manufacturers to carry product liability insurance. If we are sued, we may not have sufficient resources to defend against the suit or to pay damages. A material lawsuit could negatively impact our business by increasing our expenses and negatively impacting our available capital which, in turn, could cause our business to fail.

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

As of July 26, 2012, we have $2,685,258 in outstanding debt. This debt could have significant consequences to us and our investors, including:

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

We have outstanding indebtedness that may have to be renegotiated or refinanced

As of December 31, 2011, we are in default to certain former owners of Nutritional Specialties, Inc, on an obligation of $822,920, all of which is now reflected as currently due. In the coming months, Management believes it can remedy these defaults through renegotiation, waivers, pay-down of indebtedness and/or issuance of equity capital. However, there can be no assurances that we will be able to complete any new financings or reach agreement with these parties. One of the former owners of Nutritional Specialties, Inc. has demanded payment of the obligation. We have negotiated a standstill arrangement with another debtor which expired May 16, 2011 (See “Legal Proceedings”). If we are unable to repay the foregoing indebtedness or renegotiate or refinance on acceptable terms, or obtain necessary waivers, this could have a material adverse effect on our business, prospects, financial condition and/or results of operations.

We may face significant competition for our ready-to-drink tea products which could adversely affect our revenues, results of operations and financial condition.

The ready-to-drink tea and lemonade segment of the commercial beverage industry is highly competitive. Our New Leaf Tea products will compete with well-known products such as Arizona, Snapple, Lipton Brisk, Sobe, Vitamin Water, Fuze, Nestea, Tazo, Honest Tea and Sweet Leaf Tea, some of which are produced and/or owned by major international beverage companies such as Coca-Cola, Pepsi and Dr. Pepper/Snapple Group. These companies are substantially larger and more experienced than we are. In addition, they have longer operating histories and have materially greater financial and other resources than we do. Our ability to gain or maintain share of sales or gross margins in the global market or in various local markets may be limited as a result of actions by our competitors. If we cannot compete in the marketplace, we may have difficulty selling our products and generating revenues. Additionally, competition may drive down the prices of our products, which could adversely affect our revenues and our profitability, if any.

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

At present we have a number of lawsuits pending against us seeking significant sums of money. If we were to be forced to pay judgments under such suits it would have a negative impact on our operations. See ITEM 3 – Legal Proceedings.

RISKS RELATED TO OUR SECURITIES

The price of our common stock may be volatile, and a shareholders’ investment in our common stock could decline in value or become worthless.

During the years ended December 31, 2006 through 2011, the trading price of our common stock has ranged from $0.01 to $1.60, adjusted for stock splits. The volatility in our stock price could be caused by a variety of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

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

As of July 26, 2012, members of our Board of Directors and our management team beneficially own approximately 9.55% of our common stock. As a result, our Board and management may collectively and effectively control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time. Without a broad stockholder base or a fluid aggregation of stockholders, it will be more difficult for a third party to acquire our Company without the consent of the insiders. This concentration of ownership might adversely affect the market value of our common stock in the future and the voting and other rights of our other stockholders.

Future classes of preferred stock may be issued with greater rights than our common stock.

As of January 21, 2011, we had outstanding 217.11 shares of Series K Preferred Stock preferred stock outstanding. On April 30th, 2011 we closed an offer to our Preferred K shareholders to convert their preferred shares into common stock at a negotiated price based upon a formula of 112% of original investment/ $0.10. On December 23rd, 2011 the Company received majority consent to reduce the conversion price of its Series K Preferred to 3 cents per share.

Of the original 217.77 Preferred K Shares, the investors converted 187.61 Preferred Shares into 52,531,893 shares of our common stock, as of December 31, 2012. Our Board is authorized to issue additional classes or series of shares of our preferred stock without any action on the part of our stockholders, subject to the limitations of the preferred stock already outstanding. Our Board also has the power, without stockholder approval, to set the terms of any such classes or series of shares of our preferred stock that may be issued, including voting rights, dividend rights, conversion features and preferences over shares of our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. The Series K Preferred Stock have preference over shares of our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, and have as-converted voting rights which dilute the voting power of shares of our common stock. Moreover, should we issue shares of other series of our preferred stock in the future that have preference over shares of our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue shares of our preferred stock with voting rights that dilute the voting power of shares of our common stock, the rights of our stockholders or the market price of shares of our common stock, and as a result our preferred stock and warrants, could be adversely affected.

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

Our stock has been delisted from the OTC Bulletin Board.

Due to lateness in filing the Annual Report on Form 10-K for the year ended December 31, 2010 with the SEC, on May 19, 2011 the OTC Bulletin Board ("OTCBB") de-listed our common stock from trading thereon. This delisting could impair the trading market and price for our shares and has caused us to lose our ability to file registration statements with the SEC for future capital raises. It could also negatively affect our ability to conduct operations. Since May 19, 2011 our common stock has been listed for quotation on OTC Pink under the symbol "NLEF.PK". While we will try re-list our shares on the OTCBB, there can be no assurance that will occur. Even if we re-list successfully on the OTCBB, our inability to timely file periodic reports in the future could materially and adversely affect our financial condition and results of operations.

Future sales of common stock by our existing stockholders could adversely affect the price of our securities.

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

ITEM 2 - PROPERTIES

Our principal executive office is located at One DeWolf Rd., Suite 208, Old Tappan NJ. On March 8, 2010 we entered a lease agreement on 2,690 square feet of space at One DeWolf Road for a three year term commencing April 15, 2010. The rent expense under this lease was $49,090 for the year ended December 31, 2011. The minimum lease obligation for the three year term of the lease commencing April 15, 2010 is $147,324.
We believe the New Jersey facility will be adequate for our immediate needs..

ITEM 3 - LEGAL PROCEEDINGS

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

On December 7, 2009, we received a demand notice for payment for $822,920 (see Footnote 7, Long Term Debt) from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, we offered to settle any claims against us in this matter for cash and restricted common stock. Our offer lapsed before it was accepted. We intend to continue to attempt to negotiate a settlement for this debt. We have accrued for this payment of $822,920 as of December 31, 2010 as a current portion of long-term debt. On July 7, 2010, the Company was served with a Complaint demanding payment of the remaining balance of a $1,200,000 note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc. We are hopeful that this may be amicably resolved.

On March 12, 2010, the Company was notified that it was named as a defendant in lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. Vitro Packaging alleges the Company owed unpaid accounts payable and is seeking payment of approximately $345,000. The Company has entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275 until after May 16, 2011, which the Company has not paid and is recorded as a current liability. On August 17, 2011, the judgment was recorded in the State of New Jersey. Management believes it can remedy the indebtedness through renegotiation, waiver, pay-down of indebtedness, however there can be no assurance that we will be able to negotiate a settlement.

In December 2010, the Company’s Chief Operating Officer, William Sipper, resigned following an alleged incident involving a prospective employee of the Company. The Company insurance carrier settled this matter in March 2012.

On July 11, 2011, we were served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in a collection matter. We have accrued for this payment of $90,928 as of December 31, 2011 as part of accounts payable. The parties settled this matter on April 15, 2012.

Key Equipment v New Leaf Brands, Inc.:  On January 12, 2012 Key Equipment filed a complaint demanding payment of $81,943 in a collection matter.  The parties have been involved in settlement negotiations to resolve this matter.

On February 4, 2012, we were served with a complaint by Hartford Meir, Inc demanding payment of $160,009 in a collection matter regarding a trade receivable conveyed to them by Mode Transportation (with whom the Company originally incurred the debt). We have accrued for this payment of $136,920 as of December 31, 2011 as part of accounts payable. The Company reached a settlement agreement with this creditor which was completed upon a final payment of $20,000 on 7/18/12.

Except as described above, we are not a party to any other legal proceeding that we believe would have a material adverse effect on our business, results of operations or financial condition. We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will or will not have a material effect on our operations or liquidity. Other than as set forth above, we are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or liquidity.

ITEM 4 – Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until May 19, 2011 our common stock had traded publicly on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol NLEF. It currently trades in on the OTC Pink market as set forth below. The Company intends to seek re-listing of its common stock on the OTCBB after the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

The following table sets forth the quarterly high and low bid prices per share of our common stock as reported by OTC Markets. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of any investment in our securities may be adversely affected.

Year Ended December 31, 2011	High	Low

March 31, 2011	$0.16	$0.06
June 30, 2011	$0.11	$0.05
September 30, 2011	$0.06	$0.02
December 31, 2011	$0.05	$0.0075

Year Ended December 31, 2010	High	Low

March 31, 2010	$0.69	$0.10
June 30, 2010	$0.48	$0.01
September 30, 2010	$0.38	$0.01
December 31, 2010	$0.26	$0.00

Holders of Record

We had approximately 470 holders of record of our common stock as of December 31, 2011.

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

This information is incorporated by reference from Item 12 of this annual report.

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

In August 2010, we issued a side letter to investors in the private placement which commenced on April 6, 2010 which effectively amended the terms of the private placement to extend the price protection clause provided to such investors in a side letter issued to them in May 2010 through September 25, 2010. The price protection clause required us to issue additional common stock to these investors, based upon a formula contained in the side letter, in the event that common stock or common stock equivalents were issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions.

The commencement of the October 8, 2010 promissory note issuance (see below) triggered the price protection clause contained in the side letter which we issued to certain investors on August 26, 2010. Accordingly we issued such investors 728,586 shares of common stock.

In April 2010, the holders of $212,500 of notes agreed to convert the outstanding note balance into 531,250 shares of common stock in exchange for us agreeing to pay all unpaid interest which had accrued on the notes.

In May 2010, we issued 360,000 shares of common stock to the holders of $1,500,000 of notes in exchange for extending the maturity date to June 2010. In June 2010, we issued 4,500,000 shares of common stock to the same holders in exchange for further extending the maturity date to September 2010. In August 2010, the holders agreed to extend the term of these notes to December 24, 2010. In October 2010, the holders agreed to extend the maturity date to January 12, 2011. On January 21, 2011 theses notes were converted into 60 shares of our Preferred Series K shares and Series Y warrants to purchase 5,000,000 shares of common stock at a strike price of $0.15.

In September 2010, we consummated a private placement of promissory notes with a face value of $1,782,955 and detachable warrants to purchase 2,139,546 shares of common stock to accredited investors, excluding related parties which are described later in Note 6, pursuant to a private placement memorandum. The promissory notes were issued at an original issuance discount of $213,955, did not have a stated interest rate and matured on the three month anniversary of their issuance date in December 2010 or January 2011. In addition, the notes are automatically convertible upon the consummation of a qualified offering, as defined, into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold. The warrants are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term. The warrants also provide its holders with certain anti-dilution and cashless exercise provisions. The terms of the offering also provide investors with a reset feature which gives them the right, for as long as the notes are outstanding, to exchange the promissory notes for securities issued in a subsequent offering in the event that the Company enters into any subsequent transaction other than the qualified offering, as defined, on terms more favorable than those governing the current offering.

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

On January 12, 2011 our note holders agreed to extend the maturity date of such notes to January 17, 2011.

On January 14, 2011 the Company received consent from all its September OID note holders to:

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
2.	O. Lee Tawes agreed to convert his $500,000 in unsecured debt into 20 Series K Preferred Shares plus 1,666,667 Series Y common stock Warrants
3.	Eric Skae agreed to convert his $50,000 in unsecured debt into 2 Series K Preferred Shares plus 166,667 of Series Y common stock Warrants
4.
Eric Skae agreed to amend his current Earn Out Agreement, by waiving the earn-out of $325,000 earned in 2010 and extending the earn-out for through 2012 to waive certain sums due him and extend the term of the earn-out.

On February 8, 2011, we agreed to issue for investor relation services rendered 1,000,000 common shares. The initial aggregate value of these shares was valued at the closing market price on February 8, 2011 of $0.14 per share.

On April 29, 2011:
We received majority consent to:
Amend the Certificate of Designation for the Company’s Series K Preferred Stock (the “Certificate of Designation”)

●	to eliminate the full ratchet anti-dilution provision contained in Section 6(a)(ii) thereof, “Subsequent Equity Sales,”
●
to add a clause to paragraph (f) of Section 9 thereof permitting an asset-based credit line or factoring agreement pursuant to which the Company may obtain loans in an amount of up to $1.5 million, under certain conditions; and

Amend the Registration Rights Agreement, dated as of January 21, 2011, between the Company and each of the parties thereto to eliminate Section 2(b) to remove the liquidated damages provisions from the agreement.

On April 29, 2011, we closed a private placement of common stock with certain accredited investors. We sold an aggregate of 6,866,667 shares of our common stock. Gross proceeds from the private placement were approximately $515,000.

Also on April 29, 2011, we closed an offer to existing Series K Preferred stockholders to convert their Series K Preferred shares into common stock at a lowered price based upon a formula of 112% of original investment/ $0.10. Of the original 217.77 Series K Preferred Shares, investors owning 187.61 Series K Preferred Shares converted them into 52,531,893 shares of common stock.

Also on April 29, 2011, we closed an offer to existing X, Y and Z Warrant holders to exercise their warrants into common stock at a reduced price of 0.075 per share. 6,666,665 X, Y and Z Warrants were exercised in the process and one warrant holder also voluntarily surrendered 6,400,000 Warrants on the same date.

On July 14, 2011, July 28, 2011 and July 29, 2011 we issued Original Issue Discount Notes with lenders who lent $75,000, $50,000 and $25,000 respectively. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities.

On August 24, 2011, the Company recast $570,281 (principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, and another who is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them totaling 2,881,405 common shares. The Company determined that the conversion of the secured notes into the secured recast notes was greater than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the year ended December 31, 2011

Between September 13-16, 2011, we borrowed aggregate gross proceeds of $250,000 from two investors and recast an existing unsecured loan from one investor. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,400,500 common shares (625,000 included in shares issuable).

On September 20, 2011 the Company entered into secured Purchase Order Financing agreements with certain suppliers for additional trade credit to produce and ship approximately $750,000 in orders to Company customers. The agreements are secured by certain future sales and inventory provided by the suppliers. The agreement included repayment of $307,563 of existing accounts payable and $443,000 in additional trade credit.

The Company further agreed to segregate all cash proceeds from specific sales to certain customers (the “Customers”) to enable the Company to pay the suppliers.  The Company entered into an Escrow Agreement with the Suppliers and an escrow agent for the purpose of establishing a segregated account controlled by the Escrow Agent to disburse the cash proceeds from such Customer accounts directly to each Supplier based upon a predetermined percentage. In connection with this facility, the Company also received consent from Secured Note holders to consent to (a) the Company entering into the Escrow Agreement with the Escrow Agent and the Suppliers for the benefit of each Supplier, and (b) consent to the Company’s segregation of proceeds from Customer accounts receivable to the Escrow Account and waive each such Secured Note holder’s security interest in and lien on all cash proceeds in the Escrow Account so long as the Escrow Agreement and the Escrow Account remains in place. As of December 31, 2011 the Company’s accounts payable to those Suppliers was $460,490 of which $306,037 represented Purchase Order Financing.

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

On December 1, 2011, we borrowed $175,000 from one investor in exchange for a 10% Secured Convertible Subordinated Note (“Secured Note”) which Note was coupled with common stock.  The Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into 875,000 restricted common shares at a conversion price of $0.01 per share. Additionally, such lender was granted an additional 5 shares of our common stock for each $1.00 of interest and principal due him. Additionally, for arranging this facility which will total $330,000 an assignee of the Lender was granted a Revenue Participation Agreement. This agreement grants the lender a revenue participation of 2% of the Company’s annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales.

On December 23rd, 2011 the Company received the required consent to:

●           Amend the Certificate of Designation of the Corporation for the Series K Preferred Stock (the “Certificate of Designation”)

●           to eliminate paragraph (f) of Section 9 of the Certificate of Designation, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than “Permitted Indebtedness”

●           Amend the Security Purchase Agreement for the Series K Preferred Stock (the “Security Purchase Agreement”)
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
●           To exchange every 5 Warrants (of the X, Y and Z Series) into 1 share of common stock.

On December 22, 2011, we borrowed aggregate gross proceeds of $155,000 from one investor in exchange for a 10% Secured Convertible Subordinated Note (“Secured Note”) which Note was coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into 775,000 restricted common shares at a conversion price of $0.01 per share. This loan triggered the Revenue Participation Agreement that was referenced in the discussion of the December 1, 2011 Secured Note.

Between February 15, 2012 and March 2, 2012, the Company received proceeds of $250,000 from four investors in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”), which Notes were coupled with warrants. Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01. The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share. In addition the investors received the right to invest in new notes on the same basis as provided.

On March 2, 2012 the Company entered into a public relations agreement with a consultant. In addition to the cash compensation of $7,000 paid, the party was also granted 1,000,000 restricted shares of common stock.

On March 7,2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Company issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 15 investors elected to exercise their warrants for which the Company received $400,147 and issued 13,338,225 shares of common stock.

On March 21, 2012 the Company granted 25,000,000 restricted shares of common stock to an investor who loaned the Company $330,000 on December 1, 2011 and December 22, 2011.

Additionally, for arranging this facility which totalled $330,000 the assignee of the Lender was granted a Revenue Participation Agreement. This agreement granted the lender a revenue participation of 2% of the Company’s annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales. On March 22, 2012 the Company and the assignee of the lender agreed to terminate the Revenue Participation Agreement.

On or about March 30, 2012 the Company settled approximately $1.7 million in 105 vendor claims against the Company for approximately $333,454 in cash and $467,567 in common stock to be issued at a later date.

On March 30, 2012 the Company granted approximately 7,000,000 shares of common stock to six key distribution partners as inducement for their continued support and  17,606,556 shares of common stock to 35 vendors to in connection settlement certain outstanding claims.

On March 30, 2012 the Company granted certain contract employees and consultants 9,000,000 shares common stock in New Leaf Brands, Inc and warrants to purchase 3,750,000 shares of common stock at $0.03 per share

On May 4, 2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Corporation issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 7 investors elected to exercise their warrants for which the Company received $117,471 and issued 3,915,687 shares of common stock

With respect to the issuance of our securities as described above, we relied on Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities and the securities were sold to accredited investors. The securities were offered for investment purposes only, and not for the purpose of resale or distribution and the transfer thereof was restricted by us.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a competitive beverage holding company built around our initial success of our New Leaf ready-to-drink teas and lemonades. We intend to acquire other regional branded beverages in complementary categories with strong followings. We believe that our products are well-positioned to grow and we have a competitive advantage in ingredients, flavor and packaging. As of July 26, 2012, we sell New Leaf beverages in seven states, through 30 distributors in over 8,000 outlets. We plan to expand our business by targeting larger mainstream grocery, convenience and drug store channels,

We intend to offer a beverage portfolio of branded proprietary products, with distinctive packaging and deep regional appeal in the following categories.

●	Ready to drink Lemonades and Teas
●	Carbonated Beverages
●	Juice and Juice Blends
●	Weight Control drinks
●	Water and Enhanced Water
●	Functional/Health and Wellness drinks

These categories are tailored toward premium, gourmet and healthy lifestyles for the “quality-value” expectations of our consumers.  We believe that each future-acquired brand, in its category, will provide operating efficiencies and established regional distribution for the Company’s full array of beverage products

New Leaf Beverages is the company’s flagship brand in the ready to drink Lemonades and Teas category since 2008 and intends to acquire additional brands in the category in 2012.

At New Leaf Beverages, we develop market and distribute healthy and functional ready-to-drink teas and lemonades under the New Leaf® brand. We focus primarily on functional ready-to-drink beverages, which include teas, lemonades and other functional drinks. New Leaf offers natural iced-tea and lemonade beverages which are sweetened with evaporated pure cane sugar and specifically formulated to address an unmet consumer demand in the very competitive, but rapidly growing, ready-to-drink beverage market. The pure cane sugar sweetening creates a healthier, premium product with 20-30% fewer calories than competing brands who use high fructose corn syrup. New Leaf is available in 17 varieties of teas (including white, black, green, and blue teas) and lemonades (including half tea/half lemonade beverages).

CRITICAL ACCOUNTING POLICIES

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories
Inventories consist primarily of raw material and finished product and are recorded at the lower of cost or market on an average cost basis. Raw material includes: material, packaging and labeling materials. We do not process raw materials, but rather have third-party suppliers who formulate ‘co-pack’ and package finished goods. Effective July 1, 2012 the company will be converting to standard cost for the valuation of our inventory.

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

Stock-Based Compensation
Under the Compensation Topic of the Codification, of ASC Topic 718-10 ("ASC 718"), we are required to measure the cost of employee services received in exchange for all equity awards granted. Under ASC 718, share-based compensation cost is measured at grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period on a straight-line basis. We granted stock options and issued restricted stock in the years ended December 31, 2010 and none in December 31, 2011.

Warrants issued on debt and beneficial conversion
We estimate the fair value of each warrant grant on the date of grant using the Black-Scholes option-pricing model.

We account for the beneficial conversion feature of debt and preferred stock under the Debt Topic of the Codification, or ASC Topic 470-20, using intrinsic value method measure at the date of the note.

Income Taxes
We account for income taxes using the asset and liability method under the Income Taxes Topic of the Codification, or ASC Topic 740-10. Deferred taxes arise from temporary differences between accounting methods for tax and financial statement purposes. We establish a valuation allowance for the uncertainty related to our ability to generate sufficient future taxable income to utilize the net operating loss carry forwards and other deferred items.

Recently Issued Accounting Standards
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

RESULTS OF OPERATIONS

The following table sets forth our statement of results of operation data from continuing operations for the quarter ended and years indicated:

	For the quarter ended,		For the year ended,
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Continuing Operations
Net sales	$791,412	$586,033	$2,266,321	$4,257,361
Cost of sales	623,947	434,087	1,792,487	2,848,348
Gross profit	167,465	151,946	473,834	1,409,013
Operating expenses	1,931,885	1,950,760	7,086,362	9,251,795
Loss from continuing operations	(1,764,420)	(1,798,814)	(6,612,528)	(7,842,782)
Other income and (expenses), net	(90,710)	(143,131)	(68,726)	(1,233,459)
Loss before income taxes	(1,855,130)	(1,941,945)	(6,681,254)	(9,076,241)
Income tax provision	-	-	-	-
Loss from continuing operations	$(1,855,130)	$(1,941,945)	$(6,681,254)	$(9,076,241)

Net sales for the fourth quarter ended December 31, 2011 were $791,412 compared to net sales of $586,033, for the comparable quarter ended December 31, 2010. Our gross profit margin for the fourth quarter ended December 31, 2011 was 21.2%, compared to 25.9% for the same period last year.

Net sales for the year ended December 31, 2011 decreased by $1,991,040 from $4,257,361 to $2,266,321 a 46.8% decline. We believe that this decline reflected cash flow shortages which occupied a significant amount of management time and distributors’ confidence in the future of the brand. Our gross profit for the year ended December 31, 2011 declined to 20.9% from 33.1% of sales for the same period last year, reflecting above discussion of cash flow shortages and lower efficiencies realized on smaller production runs.

Operating expenses for the fourth quarter ended December 31, 2011 and 2010 were $1,931,885 and $1,950,760, respectively. Operating expenses for the year ended December 31, 2011 and 2010 were $7,086,362 and $9,251,795 respectively. The decrease in operating expense for the year is primarily due to decreased expenses for Shipping and Handling of $205,420 and Selling and Marketing of $2,714,047 associated with the decreased sales force and promotion of the ready-to-drink beverage business, a decrease in General and Administrative Expenses of $1,360,327 due to planned cost reductions and option and stock compensation expenses, decrease of $40,639 in depreciation and amortization of intangible and $2,155,000 in 2011 for the impairment of Brand Value intangible.

The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the intangible with the related carrying amount. If the estimated fair value of the intangibles exceeds its carrying amount, the intangible is not considered to be impaired and the second step is unnecessary. During the quarter ended September 30, 2011, the Company determined that a triggering event occurred and performed an interim impairment analysis. The interim impairment analysis resulted in an impairment of $1,100,000 for the third quarter of 2011. During the year ended December 31, 2011, the Company determined that the economic uncertainty surrounding the Company’s ability to remain in business triggered an impairment analysis. The Company’s interim and annual tests, using predominately a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company’s key assumptions used in its annual impairment analysis included the following: a discount rate of 18% based on the estimated weighted average cost of capital from the market participant point of view; royalty rate of 4.0%; an average perpetual growth rate of 66% for six years and a tax rate of 38%. An increase in the discount rate of 1% or a 1% deterioration of the perpetual revenue growth rate would increase the impairment loss by approximately $38,000 or $11,000, respectively. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. For the year ended December 31, 2011, the impairment of the Company’s brand value mainly resulted in the decline in its projected revenues and operating results and cash flows.The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $2,155,000 for the year ended December 31, 2011. In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimated remaining useful lives.

Other income (expense) for the years ended December 31, 2011 and 2010 was $(68,726) and $(1,233,459), respectively. The $1,164,733 change was primarily related to lower debt financing costs, loss on extinguishment of debt and interest expense and partially offset by lower recovery of change in derivative payable. Other income (expense) for the quarter ended December 31, 2011 and 2010 was $(90,710) and $(143,131), respectively.   The $52,421 change was primarily related to lower debt financing costs, loss on extinguishment of debt, and interest expense and partially offset by lower recovery of change in derivative payable.

There is no income tax benefit recorded because any potential benefit of the income tax net operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had $ 417,423 in current assets of which $ 245,252, or 58.8%, was cash and receivables. On average, our receivables are collected in about 30 days. Total current liabilities at December 31, 2011 totaled $ 5,466,163, of which $2,593,537, or 47.4%, represented trade and operating payables. At December 31, 2011, we had a net working capital deficiency of $5,048,740. Our need for cash during the year ended December 31, 2011 was primarily funded through the issuance of debt totaling approximately $1,675,944: the issuance of preferred and common stock of approximately $1,493,000 and exercise of warrants of $500,000

We have traditionally funded working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes.

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

The following table presents future maturities of debt owed through the end of fiscal year 2014:

Year	Amount
2012	1,717,316
2013	14,338

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2011: (in thousands)

	Payments Due by Period
	Total	Due in 2012	Due in 2013	Due in 2014	Thereafter
Operating lease obligations(1)	$62	$50	$12	$-	$
Capital lease obligations(2)	25	18	4	3
Notes payable(3)	2,315	2,315		—		—

Total contractual obligations	$2,402	$2,383	$16	$3	$

(1)
We have entered into various non-cancelable operating lease agreements for our offices with original lease periods up to three years, expiring 2013. See Note 19—“Commitments” in the Notes to the consolidated financial statements for additional information.

(2)	We are obligated to make payments under equipment leases
(3)	We are obligated to make payments under short term notes, notes payable to related parties and long term debt obligations

The Company’s various equity financings are detailed under Item 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES – Recent Sales of Unregistered Securities. The Company’s various borrowings are set forth below.

On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with four lenders, the total amount received on the Secured Factoring Loans was $400,000 of which $125,000 was purchased by a then-director of the Company and $200,000 was purchased by a principal shareholder. These notes matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities. On August 24, 2011 these notes were converted into the Secured Convertible Subordinated Notes described below.

On July 14, 2011, July 28, 2011 and July 29, 2011 we issued Original Issue Discount Notes to three lenders receiving amounts of $75,000 from a principal shareholder, $50,000 and $25,000 respectively from other investors. These notes matured on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to Lorraine DiPaolo, a principal shareholder. On August 24, 2011 these notes were converted into the recast notes as described below.

On August 24, 2011, we recast $606,381 (principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom was then a director of the Company, for $120,517, another of whom is an executive officer and director of the Company for $30,100 and another of whom is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. We determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the year ended December 31, 2011.

Between September 13 and 16, 2011, we borrowed $250,000 from two investors, one of whom is a principal shareholder, for $125,000 and refinanced an existing unsecured loan with one officer in the amount of $30,100. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,450,000 common shares (625,000 included in shares issuable). The shares were valued at $31,250 as discount debt and will be amortized over the term of notes.

On September 20, 2011 the Company entered into Secured Purchase Order Financing agreements with certain suppliers for additional trade credit to produce and ship approximately $750,000 in orders to Company customers. The agreements were secured by certain future sales and inventory provided by the suppliers. The agreement included repayment of $307,563 of existing accounts payable and $ 443,000 in additional trade credit. The Company further agreed to segregate all cash proceeds from specific sales to certain customers (the “Customers”) to enable the Company to pay the suppliers.  The Company entered into an Escrow Agreement with the Suppliers and an escrow agent for the purpose of establishing a segregated account controlled by an independent  escrow agent to disburse the cash proceeds from such Customer accounts directly to each Supplier based upon a predetermine percentage. In connection with this facility, the Company also received consent from Secured Note holders to consent to (a) the Company entering into an escrow agreement with the escrow agent and the Suppliers for the benefit of each Supplier, and (b) consent to the Company’s segregation of proceeds from Customer accounts receivable to the escrow account and waive each such Secured Note holder’s security interest in and lien on all cash proceeds in the escrow account so long as the escrow agreement and the escrow account remained in place. As of December 31, 2011 the Company’s accounts payable to those Suppliers was $460,490 of which $306,037 represented Purchase Order Financing. The escrow agent received aggregate proceeds of $444,526, all of which have been disbursed to the Suppliers.

On October 18, 2011, the Company borrowed $50,000 from two lenders in exchange for 10% Secured Convertible Subordinated Notes which Notes were coupled with common stock. One of the purchasers was a principal shareholder who subscribed for $25,000. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

On November 1, 2011, the Company borrowed $50,000 from a then-director in exchange for 10% Secured Convertible Subordinated Note which Note was coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company's trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them.

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

On November 22, 2011 we entered into an investor relations maintenance agreement. In addition to the cash compensation of $50,000 (of which $25,000 was) paid, the party was granted 3,000,000 restricted shares of common stock and we  assigned to the principal plus a warrant to purchase 5 million shares of common stock at a strike price of $0.25 per share.

On December 1, 2011, we borrowed $175,000 from one investor in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.01 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. Additionally, for arranging this facility which will total $330,000 assignee of the Lender was granted a Revenue Participation Agreement. This agreement grants the lender a revenue participation of 2% of the Company’s annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales.

On December 14, 2011, the Company reached an agreement with a former employee to grant common stock and warrants to in exchange for satisfaction of deferred salary of $7,516 and an outstanding note to his wife in the amount of $4,800. We intend to grant 400,000 restricted shares of common to them.

On December 22, 2011, we borrowed $155,000 from one investor in exchange for 10% Secured Convertible Subordinated Note (“Secured Note”) which Note was coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.01 per share. This loan triggered the Revenue Participation Agreement that was referenced in the discussion of the December 1, 2011 Secured Note.

On December 23rd, 2011 the Company received the required consent to:
●           Amend the Certificate of Designation of the Corporation for the Series K Preferred Stock (the “Certificate of Designation”)
●           to eliminate paragraph (f) of Section 9 of the Certificate of Designation, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than “Permitted Indebtedness”

●           Amend the Security Purchase Agreement for the Series K Preferred Stock (the “Security Purchase Agreement”)
i.           To eliminate paragraph 8.2 “Subsequent Equity Sales,” in its entirety;
ii.          To eliminate paragraph 8.3 “Participation in Future Financing ,” in its entirety;

In consideration of same, the Company agreed:
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

GOING CONCERN

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the consolidated financial statements included in this annual report, we had a working capital deficiency of $5,048,740 at December 31, 2011. We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Statement of Information Furnished

The accompanying consolidated financial statements have been prepared in accordance with Form 10-K instructions for a smaller reporting company and in the opinion of management contain all adjustments necessary to present fairly the consolidated financial position as of December 31, 2011 and 2010, the results of operations and cash flows for the years ended December 31, 2011 and 2010. These results have been determined on the basis of U.S. generally accepted accounting principles and practices applied consistently.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 15, 2011, we dismissed our principal independent accountant Mayer, Hoffman, McCann P.C.(“MHM”). Our Board of Directors approved the decision to dismiss MHM.

Except as reported in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which stated that “[t]he accompanying consolidated financial statements has been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, was not in compliance with certain financial covenants related to debt agreements, and has a significant amount of debt maturing in 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.,” the report of MHM on the Company’s financial statements for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of December 31, 2011 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2010 that continued to exist in the year ended December 31, 2011 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with accounting principles generally accepted in the United States of America. Management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with accounting principles generally accepted in the United States of America. These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties. Based on our review of our accounting controls and procedures, we believe these control deficiencies resulted primarily because we have one person performing all accounting-related duties. As a result, we did not maintain adequate segregation of duties which results in material weaknesses related to the preparation of financial statements and other documents required to be filed with the SEC and identifying accounting for material loss contingencies. Within our critical financial reporting applications, management believes these are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the year ended December 31, 2011, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the year ended December 31, 2011. These reviews and procedures were undertaken in order to confirm that our financial statements for the year ended December 31, 2011 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. Steps taken by management include the relocation of accounting activities to our new facility in New Jersey, installation of a new ERP system and the retention of a financial services company who will maintain the records and train our personnel. We expect the new ERP system to be fully operational by July 31, 2012.They will also be responsible for establishing new internal controls designed to address any and all weaknesses including segregation of duties.

We believe that the steps outlined above will strengthen our internal control over financial reporting and address the material weaknesses described above. Our management will test and evaluate additional controls to be implemented in 2012 to assess whether they will enhance the operating effectiveness of our internal control environment. However we continue to have only one person who performs our accounting and reporting functions.
We intend to continue to remediate material weaknesses and enhance our internal controls, but cannot guarantee that our efforts will result in remediation of our material weakness or that new issues will not be exposed in this process.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Such internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Other than the changes described in the above section, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. During 2012, we intend to undertake actions to remediate the material weaknesses identified, including implementation of a new ERP system, hiring additional staff to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We intend to continue to remediate material weaknesses and enhance our internal controls. We expect these changes to result in remediation of our material weakness.

ITEM 9B - OTHER INFORMATION

None.
PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information with respect to the individuals who were our directors and executive officers as of December 31, 2011.

Name	Age	Position(s) or Office(s) Held
David Fuselier (1)	52	Chairman of the Board, President, Director and Chief Executive Officer since February 15, 2012
Terry L. Kinder (2)	53	Director since July 10, 2012
Eric Skae (3)	49	Former Chairman of the Board, President, and Chief Executive Officer
O. Lee Tawes, III (4)	63	Former Director
_____________________
1 Mr. Fuselier joined our Company on February 14, 2012. On February 15, 2012, Mr. Fuselier was appointed Chairman, President Director and Chief Executive Officer of our Company.

2. Mr. Kinder was appointed the Board of Directors on July 12, 2012.

2. Mr. Skae joined our Company on September 8, 2008. On January 8, 2009, Mr. Skae was appointed President and Chief Operating Officer of our Company. On March 4, 2009, Mr. Skae was appointed Chairman and Chief Executive Officer of our Company. Mr. Skae resigned as Chairman of the Board, President, a Director and Chief Executive Officer on February 14, 2012

3. Mr. Tawes resigned as a director on February 14, 2012.

The following is a summary of the business experience of our directors and officers:

DAVID FUSELIER joined the Company on February 14, 2012 and was appointed Chairman, Chief Executive Officer and President on February 15, 2012. For the last fifteen years, Mr. Fuselier has been the principal of Fuselier and Co., a private merchant banking firm engaged in corporate turnarounds. He is a graduate of Louisiana State University (MSJ) and Louisiana College (BA).

TERRY L. KINDER joined the Company on July 12, 2012 as a Director. Mr. Kinder is currently President of First Choice Business Brokers of Charleston of South Carolina and has operated it since 2008.  Prior to that he was the Managing Director of  East Bay Partners, LLC, a management consulting firm a based in Charleston, SC from 2006.  From 2005 to 2006, Mr. Kinder was Chairman of Sequence Holdings, LLC., an investment banking firm. From 2001 to 2004, Mr. Kinder was President & CEO of Giant Cement Holding, Inc. (NASDAQ-GCHI) and its CFO from 1994 to 2001. Mr. Kinder received his from the Bachelor of Science in Business Administration, University of South Carolina. Mr. Kinder is a Certified Public Accountant.

ERIC SKAE joined our Company on September 8, 2008. On January 8, 2009, Mr. Skae was appointed President and Chief Operating Officer of our Company. On March 4, 2009, Mr. Skae was appointed Chief Executive Officer of our Company. Mr. Skae has served as our director since September 28, 2008 and was appointed Chairman of the Board on March 4, 2009. Prior to joining our Company, Mr. Skae founded Skae Beverage International, LLC as Midnight Sun Brands, LLC in October 2002. He has spent the past fifteen years in the beverage industry working in senior-level sales, marketing and distribution roles. From 1999 to 2002, Mr. Skae worked as President and General Manager of Fresh Solutions, Inc., a Division of Saratoga Beverage Group. While there he was responsible for a $25 million distribution business as well as advising the CEO on the company’s sale to North Castle Partners. He also was responsible for rolling out the Naked Juice brand. From 1997 to 1999, Mr. Skae was Director of Sales at Fresh Samantha Inc. where he managed 7 distribution centers, was responsible for 70% of company’s sales and assisted the company grow from $5 million in total sales to $45 million in 2 ½ years. Prior to that from 1996 to 1997, he was Vice-President of National Accounts at Hansen Beverage Company where he secured and managed National Accounts such as Seven Eleven, Walgreens, Circle K, Publix, Giant Foods, Mobil, Chevron, Texaco and Quik Trip. He also managed all Canadian business. From 1993 to 1996, Mr. Skae was a Regional Manager at Arizona Beverages where he managed the Mid-Atlantic region from $2 million to $10 million in sales in 2 years. Mr. Skae graduated from Northwood University with a Bachelors degree in Business Administration. Mr. Skae resigned as Chairman of the Board, President, Director and Chief Executive Officer on February 14, 2012.

O. LEE TAWES, III has been a director since March 1, 2001. He is Executive Vice President and Head of Investment Banking and a Director, at Northeast Securities, Inc. From 2000 to 2001 he was Managing Director of Research for C.E. Unterberg, Towbin, an investment and merchant banking firm specializing in high growth technology companies. Mr. Tawes spent 20 years at Oppenheimer & Co. Inc. and CIBC World Markets, where he was Director of Equity Research from 1991 to 1999. He was also Chairman of the Stock Selection Committee at CIBC, a member of the firm’s Executive Committee and Commitment Committee. From 1972 to 1990, Mr. Tawes was an analyst covering the food and diversified industries at Goldman Sachs & Co. from 1972 to 1979, and Oppenheimer from 1979 to 1990. As food analyst, he was named to the Institutional Investor All American Research Team five times from 1979 through 1989. Mr. Tawes is a graduate of Princeton University and received his Masters in Business Administration from Darden School at the University of Virginia. Mr. Tawes resigned as a Director on February 14, 2012.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Due to administrative oversight, during the last calendar year, the following officers and directors were late in filing the following reports: Mr. Tawes was late in filing eight items reportable on Form 4.

BOARD OF DIRECTORS AND OFFICERS

At present, David Fuselier and Terry Kinder are the only directors of the Company. We are actively seeking additional independent directors to join our Board. Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Our directors do not presently receive any compensation for their services as directors. The Board may also appoint additional directors up to the maximum number permitted under our By-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

Each of our executive officers is elected by and serves at the discretion of our Board and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our Articles of Incorporation, as amended, and By-laws. At present, David Fuselier is the sole officer of the Company. We are actively seeking additional individuals to fulfill executive management roles

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the year ended December 31 2011, our Board held 12 meetings and took actions by written consent on 13 occasions. None of our directors attended less than 75% of our board meetings.

COMMITTEES OF THE BOARD OF DIRECTORS

Until January 30, 2008, we had separate board committees that performed the functions of audit and compensation committees.. On January 30, 2008, we dissolved the committees and the entire board resumed the functions of those committees. As we continue to grow our company we will periodically reevaluate the benefits of delegating these duties to an independent committee. Currently our entire board of directors performs the function of the audit and compensation committees.

The company is actively seeking candidates for its Board of Directors, one of whom shall be an “audit committee financial expert” as that term is set forth in Item 407(d)(5)(ii).

RELATIONSHIP OF COMPENSATION TO PERFORMANCE

Generally, our board of directors annually establishes any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, our board of directors intends to take into account several factors, including the following:

●	competitive compensation data;
●	the extent to which an individual may participate in the stock plans which may be maintained by us; and
●	qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

NOMINATING COMMITTEE

Each member of our Board participates in the consideration of director nominees. Stockholders may submit the names and five year backgrounds for the Board’s consideration in its selection of nominees for directors in writing to our secretary at our address set forth elsewhere in this prospectus. Currently, our share ownership is relatively concentrated; as such, it is improbable that any Board nominee found to be unqualified or unacceptable by  majority stockholders could be selected as a member of the Board. Accordingly, there is no nominating committee and we do not rely on pre-approval policies and procedures for our nomination process. We intend to implement the necessary formation of a nominating committee and will establish proper policies and procedures upon such time as our share ownership is more diversified.

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

Summary Compensation Table for the Fiscal Years Ended December 31, 2011 and 2010

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $(1)	All Other Compensation $	Nonqualified Deferred Compensation Earnings $	Total $
(a)	(b)	(c)	(d)	(e)	(i)	(h)	(j)

Eric Skae (2) Principal Executive Officer, President	2011	175,675	-	-	8,050	50,000	$233,725
	2010	159,023	-	-	8,400	50,000	217,423

David Tsiang, Chief Financial Officer, Secretary and Treasurer	2011	111,140	-	-	-	-	111,140
	2010	129,500	-	192,777	-	-	322,277

William Sipper, Former Chief Operating Officer(3)	2010	155,087	-	173,599	7,500	-	343,686

1	Dollar amounts are recognized for financial statement reporting purposes with respect to the fiscal year in accordance with ACS Topic 718.
2
Mr. Skae joined our Company on September 9, 2008. On January 8, 2009, Mr. Skae was appointed President and Chief Operating Officer of our Company. On March 4, 2009, Mr. Skae was appointed Chief Executive Officer on March 4, 2009. The amount in the “All Other Compensation” column represents a car allowance paid to Mr. Skae.

3	Mr. Sipper served as our Chief Operating Officer from February 1, 2010 until December 31 2010..

EMPLOYMENT AGREEMENTS

David Fuselier

For details regarding Mr. Fuselier’s compensation arrangements, please see Item 13.

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

On February 14, 2012 Eric Skae, our then Chairman, Chief Executive Officer and President, resigned as our Chairman, CEO, CFO and COO.  Mr. Skae also resigned as a member of our Board of Directors. Mr. Skae will remain with the Company in a non-executive consulting capacity to assist will all matters necessary. On February 14, 2012 the Company entered into a Mutual Termination and Release agreement between New Leaf Brands, Inc. and Eric Skae. A copy of the Agreement is included as Exhibit 10.3 of the 8-K filed February 23, 2012. On February 15, 2012 the Company issued Mr. Skae an 8% 18 month Unsecured Note in the amount of $200,000 which is convertible if asked by Mr. Skae, 13 months after the date of issuance at $0.01 and an 8% Demand Note in the amount of $100,000.

David Tsiang

Mr. Tsiang was appointed our Chief Financial Officer effective January 7, 2010 and resigned on November 30, 2011. Mr. Tsiang received an annual salary of $130,000. Mr. Tsiang was also granted 350,000 options to purchase our common stock at an exercise price of $0.63 per share. The stock options vest 20% every year for 5 years commencing January 7, 2011.

Other than as described above, we do not have any other oral or written employment, severance or change-in-control agreements with our Named Executive Officers.

COMPENSATION PURSUANT TO STOCK OPTION

We grant stock options from time to time to our officers, key employees and directors. Effective September 9, 2008, we granted Eric Skae an option to purchase 250,000 shares of our common stock, vesting at 50,000 shares per year for 5 years, at an exercise price of $0.90 per share, exercisable within 5 years after the vesting date. Effective September 28, 2009, we granted Neil Reithinger (then a director) two separate options, each to purchase 300,000 shares of our common stock at an exercise price of $0.80 per share, exercisable for a ten-year term. On November 13, 2009, pursuant to the First Amendment to Employment Agreement between Neil Reithinger and our Company, we agreed to reduce the exercise price of the options held by Mr. Reithinger to $0.65 per share

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options outstanding on December 31, 2011, the last day of our fiscal year, to each of the Named Executive Officers included in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End December 31, 2011 Table

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price($)	Option expiration date
(a)	(b)	(c)	(e)	(f)

Eric Skae	150,000	100,000	$0.90	September 9, 2018

David Tsiang	70,000	280,000	$0.63	January 7, 2020

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the beneficial ownership of our common stock as of June 22, 2012 by each person known by us to (i) beneficially own more than 5% of our common stock and by each of our (ii) directors, (iii) named executive officers at the end of our most recently completed fiscal year as defined in Regulation S-K, Item 402(m)(2) and (iv) all directors and executive officers as a group. Except as otherwise indicated, to our knowledge, all persons named in the table have sole voting and dispositive power with respect to their shares beneficially owned, except to the extent that authority is shared by spouses under applicable law.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Owner (3)	Percent of Class (2)
Common	David Fuselier (4)	28,000,000	8.63%
Common	Terry L. Kinder (5)	3,000,000	0.92%
Common	Lee Tawes (6)	31,958, 897	9.60%
Common	Lorraine DiPaolo (8)	38,208,448	11.74%

(1) Unless otherwise indicated, the mailing address for each party listed is c/o New Leaf Brands, Inc., One DeWolf Drive, Old Tappan NJ 07675.

(2) Based on 324,533,316 shares of common stock issued and outstanding as of July 26, 2012.

(3) Excludes OID, XY and Z warrants and 2012 Unsecured Notes which have beneficial ownership blockers and provosions.

(4) Mr. Fuselier the current CEO and Chairman of the Board of Director of the Company, beneficially owns a total of 28,000,000 shares of common stock.

(5) Mr. Kinder, a Director of the Company, beneficially owns a total of 3,000,000 shares of common stock.

(6) Mr. Tawes beneficially owns 23,548,557 shares of common stock plus warrants to purchase 5,000,000 shares of common stock. Mr. Tawes also beneficially owns a total of 3,410,340 shares of Common Stock issuable upon the conversion of promissory notes with a total principal amount of $170,517 plus approximately $4,651 of accrued interest as of December 31, 2011. Excluded from this table are all securities with beneficial ownership blockers: (a) a warrant to purchase 272,727 shares of common stock at an exercise price of $0.15 per share, (b) warrants to purchase 4,803.922 shares of common stock at an exercise price of $0.03 per share and (c) a $50,000 promissory note with a Variable Conversion Price (subject to a floor of $0.01 per share) and a convertible date in excess of one year from issuance date February 16, 2012.

(8) Ms. DiPaolo beneficially owns 28,643,908 shares of common stock warrants to purchase 1,150,000 shares of common stock at an exercise price of $0.03 per share. . Ms. DiPaolo also beneficially owns a total of 9,564,540 shares of Common Stock issuable upon the conversion of promissory notes with a total principal amount of $478,227 plus approximately $13,044 of accrued interest as of December 31 2011, Excluded from this table are all securities with beneficial ownership blockers: (a) warrants to purchase 21,638 shares of common stock at an exercise price of $0.15 per share and (b)$50,000, and $37,500 respectively in promissory notes with a Variable Conversion Price ( subject to a floor of $0.01 per share) and a convertible date in excess of one year from  issuance dates February 15, 2012 and March 2, 2012 respectively.

As of December 31, 2011, there were no arrangements known to management which may result in a change in control of our Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2011 regarding our stock option plan compensation under which our equity securities are authorized for issuance:

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

On May 14, 2008, our board of directors approved our 2008 Stock Option and Incentive Plan. Under our 2008 Stock Option and Incentive Plan, we reserved a maximum of 2,000,000 shares of common stock, subject to adjustment. The 2008 Plan provides that shares granted come from our authorized but unissued common stock or shares of common stock that we reacquired. At the Company’s Board of Directors meeting held on February 2, 2010, the Board approved a new Stock Option Plan (the “2010 Plan”) for a total of 3,000,000 additional shares. The price of the options granted pursuant to these plans shall be no less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from the date of grant.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In conjunction with the closing of the Preferred K Offering on January 21, 2011:

1.	Lorraine DiPaolo(a principal shareholder) agreed to convert her $1,500,000 in secured debt into 60 Series Preferred shares plus 5,000,000 Series Y common stock Warrants.
2.	O. Lee Tawes ( a then director) agreed to convert his $500,000 in unsecured debt into 20 Series K Preferred Shares plus 1,666,667 Series Y common stock Warrants
3.	Eric Skae (a then officer and director) agreed to convert his $50,000 in unsecured debt into 2 Series K Preferred Shares plus 166,667 of Series Y common stock Warrants
4.
Eric Skae agreed to amend his current Earn Out Agreement, by waiving the earn-out of $325,000 earned in 2010 and extending the earn-out for through 2012 to waive certain sums due him and extend the term of the earn-out.

On September 21, 2010 we issued to O. Lee Tawes III, a then-Director, as part of a private placement of promissory notes with a face value of $227,273 and detachable warrants to purchase 272,727 shares of common stock to accredited investors pursuant to a private placement memorandum. The promissory notes were issued at an original issuance discount of $27,273, do not have a stated interest rate and mature on the three month anniversary of their issuance date in December 2010. In addition, the notes are automatically convertible upon the consummation of a qualified offering into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold. The warrants are fully vested and provide its holder with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term. The warrants also provide its holder with certain anti-dilution and cashless exercise provisions. The terms of the offering also provide investors with a reset feature which gives them the right, for as long as the notes are outstanding, to exchange the promissory notes for securities issued in a subsequent offering in the event that the Company enters into any subsequent transaction other than the qualified offering, as defined, on terms more favorable than those governing the subject offering.

In April 2010 David Tsiang, the then Chief Financial Officer of the Company exercised a warrant to acquire 40,000 Common Shares in the Company for $10,000.

In April 2010 Eric Skae, the then Chief Executive Officer and Chairman of the Board of Directors of the Company, entered into a $50,000, 0% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In April 2010 O. Lee Tawes, a then Director of the Company, received a $50,000, 10% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In May 2010 Mr. Tawes, a then Director of the Company, received a $300,000, 15% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

For the year ended December 31, 2010, interest expense on note payable to related parties was $52,597.

As of December 31, 2010, we had outstanding warrants to officers and directors of 633,253 with an average exercise price and weighted average contractual life of $0.25 and 3.5 years, respectively.

As of December 31, 2010, we had amounts due to related parties of $750,103 for interest, deferred salaries and an earn-out arrangement related to the prior acquisition of a company owned by Eric Skae. In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, we agreed to provide the former member of Skae, who is also our current Chief Executive Officer, with a three year earn-out arrangement. Under the terms of the earn-out arrangement, we can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit. As of December 31, 2009 and December 31, 2010, we have accrued $260,000 and $325,000, respectively, related to the achievement of the first and second year performance target. Currently, we are unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred. As part of the January 21, 2011 Preferred Stock offering, Eric Skae agreed to amend his current Earn Out Agreement to provide for lower levels of compensation due him.

On January 21, 2011, O. Lee Tawes, a then director of the Company, lent the Company an aggregate of $75,000 for which he received a demand promissory note bearing interest at the rate of 12% per annum. Mr. Tawes lent the Company an additional $30,000 on February 24, 2011 for which he received a promissory note bearing interest at the rate of 0% per annum. Mr. Tawes converted the second promissory note into shares of common stock in the April 29, 2011 private placement closing described above in Item 5 under “Recent Sales of Unregistered Securities”.

On February 24, 2011, Eric Skae, the Company’s then CEO and a director, lent the Company an aggregate of $12,500 for which he received a demand promissory note bearing interest at the rate of 0% per annum. Also on February 24, 2011, David Tsiang, the Company’s then CFO, lent the Company an aggregate of $20,500 for which he received a demand promissory note bearing interest at the rate of 6% per annum.

On November 1, 14 and 19, 2011, the Company borrowed $25,000, $50,000, and $30,000 from two investors, both of whom are principal shareholders of the Company. The Company issued these investors 10% Secured Convertible Subordinated Notes.  Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested, totaling 525,000 common shares.

On February 14, 2012 Eric Skae, our then Chairman, Chief Executive Officer and President, resigned as our Chairman, CEO, CFO and COO.  Mr. Skae also resigned as a member of our Board of Directors. Mr. Skae will remain with the Company in a non-executive consulting capacity to assist will all matters necessary. Also on February 14, 2012, O. Lee Tawes resigned as a member of our Board of Directors. Mr. Tawes was not a member of any committee of the Board at the time of his resignation.

Effective February 15, 2012, we entered into an employment agreement with David Fuselier pursuant to which Mr. Fuselier agreed to serve as our Chairman. Chief Executive Officer and President of New Leaf , for a five-year term, with annual compensation of $150,000 subject to an annual increase of 5% upon meeting performance standards reasonably established by the board, or otherwise based on performance as reasonably determined by the board together with (i) a car allowance of $750 per month, (iii) a stock option grant from a plan to be determined, vesting in equal annual installments over five years and exercisable for a five-year period after each vesting date, as to the installment then vesting, subject to reduction of such period upon death, disability or termination of employment, and (iv) access to our benefit plans which we make generally available to other similarly situated senior level employees performing similar functions. The employment agreement contains restrictions on competition for one year after termination of employment.

On February 14, 2012 the Company entered into a Consulting Agreement with Fuselier and Co., Inc., an entity controlled by David Fuselier, to advise the Company on a corporate turnaround strategy. The compensation arrangement gives Fuselier the right to earn up to 34,000,000 shares of New Leaf Brands, Inc. common stock in 2012 and 12,000,000 shares thereafter annually. As of July 26, 2012, the Company has issued 28,000,000 shares under this agreement,

On February 14, 2012 the Company entered into a Mutual Termination and Release agreement between New Leaf Brands, Inc. and Eric Skae. On February 15, the Company issued Mr. Skae an 8% 18 month Unsecured Note in the Amount of $200,000 which is convertible if asked by Mr. Skae, 13 months after the date of issuance at $0.01 and an 8% Demand Note in the amount of $100,000. Also on February 14, 2012 the Company entered into a two year Consulting Agreement with Eric Skae. Effective February 16, 2012, Mr. Skae will receive a monthly consulting fee of $14,000 plus reimbursement of $4,000 in authorized expenses.

On March 2, 2012 the Company granted 12,500,000 restricted shares of common stock to six strategic advisors to the Company.

On March 22, 2012 the Company and the assignee of the lender agreed to terminate the Revenue Participation Agreement and the Company granted 25,000,000 restricted shares of common stock

On May 16, 2012, the Company borrowed $20,000 from CS Healthcare, a related party, in exchange for 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. The investors also received up to 10,000,000 5 year warrants at a strike price of $0.03 per share and up to 10,000,000 shares of common stock at a price of $0.03 per share. On June 26, 2012, the Company borrowed $50,000 under this loan facility. On June 26, 2012, the Company borrowed $50,000 under this loan facility.

During 2011 and 2012, the Company engaged in a number of financing and borrowing transactions with O. Lee Tawes III, a then-director and still principal shareholder of the Company, and Lorraine DiPaolo, a principal shareholder of the Company. These transactions are more fully described in Item 5 under “Recent Sales of Unregistered Securities” and Item 7 under “LIQUIDITY AND CAPITAL RESOURCES – Contractual Obligations and Commitments”.

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

Director Independence

During the year ended December 31, 2011, Eric Skae, O. Lee Tawes, III, David Tsiang, Neil Russell and Scott Ricketts served as our directors, although Messrs. Russell, Ricketts, Skae, Tawes and Tsiang have subsequently resigned. Currently, David Fuselier and Terry Kinder are the only directors of the Company. The Company is actively seeking candidates for addition to its Board.  At present, Mr. Fuselier is not considered an independent director as defined under the standards of independence set forth in Marketplace Rule 4200(a)(15) of the NASDAQ Stock Market. We are currently traded on the OTC Pink marketplace. The OTC Pink marketplace does not require that a majority of the board be independent.

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

We have paid or expect to pay the following fees to EisnerAmper LLP and Mayer Hoffman McCann P.C. for work performed in 2011 and 2010 in their audit of our consolidated financial statements:

	2011	2010
Audit Fees	$143,000	$273,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

The board has reviewed the fees paid to EisnerAmper LLP for 2011 and 2010. The board has also adopted policies and procedures to approve audit and non-audit services provided in 2011 and 2010 by EisnerAmper LLP in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated there under. These policies and procedures involve annual pre-approval by the board of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. The board may additionally ratify certain de minimis services provided by the independent auditor without prior board approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated there under.

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

4.31	Form of 10% Senior Secured Note issued by the Company (included as Exhibit 4.1 to the Form 8-K filed December 1, 2009, and incorporated herein by reference).

4.32	Term sheet agreement between the Company and the Noteholders dated November 24, 2009 (included as Exhibit 4.2 to the Form 8-K filed December 1, 2009, and incorporated herein by reference).

4.33	Form of Common Stock Purchase Warrant, dated June 29, 2010 ((filed as Exhibit 4.33 to the Form 10-K filed May 23, 2011 and incorporated herein by reference)

4.34	Form of Common Stock Purchase Warrant, dated September 2010 (filed as Exhibit 99.2 to the Form 8-K, filed September 24, 2010 and incorporated herein by reference).

4.35	Form of Original Issue Discount Promissory Note, dated September 2010 (filed as Exhibit 99.1 to the Form 8-K, filed September 24, 2010 and incorporated herein by reference).

4.36	Form of Series X Warrant, dated January 21, 2011 (filed as Exhibit 4.1 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

4.37	Form of Series Y Warrant, dated January 21, 2011 (filed as Exhibit 4.2 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

4.38	Form of Series Z Warrant, dated January 21, 2011 (filed as Exhibit 4.3 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

4.39	Certificate of Designation of Series K Preferred Shares, dated January 14, 2011 (included as Exhibit 4.4 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

4.40	Preferred Stock Exchange Offer, dated March 29, 2011 (filed herewith)

4.41	Warrant Reset and Exercise Offer dated March 29, 2011 (filed herewith)

4.42	Certificate of Amendment to the Certificate of Designation of the Series K Preferred Stock (filed herewith)

4.43	Certificate of Designation of Series L Preferred Stock (filed herewith)

4.44	Form of Original Issue Discount Promissory Note, issued July 2011 (filed herewith)

4.45
Form of 10% Secured Convertible Promissory Note, issued August, September, October, November and December 2011 (filed as Exhibit 99.1 to the Form 8-K filed October 5, 2011 and incorporated herein by reference).

4.46	Form of 8% 18 month Unsecured Convertible Note issued February and March 2012 (filed herewith)

4.47	Form of Common Stock Purchase Warrants issued February and March 2012 (filed herewith)

4.48	Form of Promissory Note Issued To CS Healthcare on May 16, 2012 (filed herein)

4.49	Form of Loan Facility Agreement Issued to Fuselier Bridge Capital, LLC issued on June 26, 2012 (filed herein)

10.1	Promissory Note between the Company and Ira J. Gaines, dated April 2005 (included as Exhibit 4.29 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

10.2	Bridge Loan Agreement between the Company and O. L. Tawes, dated May 10, 2004 (included as Exhibit 10 to the Form 10-KSB filed May 12, 2005, and incorporated herein by reference).

10.3	Promissory Note between the Company and Ronald Patterson, dated October 25, 2005 (included as Exhibit 4.34 to the Form SB-2/A filed October 12, 2007, and incorporated herein by reference).

10.4	Promissory Note between the Company and Ira J. Gaines, dated June 28, 2006 (included as Exhibit 4.24 to the Form SB-2/A filed on October 12, 2007, and incorporated herein by reference).

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

10.51	Non-interest bearing subordinated note issued by the Company to Eric Skae, dated April 1, 2010 (included as Exhibit 10.20 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).

10.52	10% Subordinated note issued by the Company to O. Lee Tawes, dated April 30, 2010 (included as Exhibit 10.21 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference ).

10.53	Employment agreement between the Company and David Tsiang, dated May 11, 2010 (included as Exhibit 10.22 to the Form 10-Q filed May 17, 2010, and incorporated herein by reference).

10.54	Note and Warrant Purchase Agreement, dated September 2010, dated September 2010 (filed as Exhibit 99.3 to the Form 8-K, filed September 24, 2010 and incorporated herein by reference).

10.55	Securities Purchase Agreement, dated January 21, 2011 (filed as Exhibit 10.1 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.56	Registration Rights Agreement, dated January 21, 2011 (filed as Exhibit 10.2 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.57	Amendment to Asset Purchase Agreement, January 21, 2011 (filed as Exhibit 10.3 to the Form 8-K filed January 26, 2011 and incorporated herein by reference).

10.58	Form of letter to certain investors, dated February 16, 2010 (filed as Exhibit 10.55 to the Form 10-K filed May 23, 2011 and incorporated herein by reference)

10.59	Form of letter to certain investors, dated May 27, 2010 (filed as Exhibit 10.56 to the Form 10-K filed May 23, 2011 and incorporated herein by reference)

10.60	Form of letter to certain investors, dated August 26, 2010 (filed as Exhibit 10.57 to the Form 10-K filed May 23, 2011 and incorporated herein by reference)

10.61	Lease Agreement, dated July 5, 2010 (filed as Exhibit 10.58 to the Form 10-K filed May 23, 2011 and incorporated herein by reference)

10.62
Purchase Order and Working Capital Financing Agreement, by and among the Company, John Tally, O. Lee Tawes, Lorraine DiPaolo and Jack Harris (included as Exhibit 10.23 to the Form 10-Q filed July 18, 2011, and incorporated herein by reference).

10.63	Form Of Secured Convertible Subordinated Note(filed as Exhibit 10.24 to the Form 10-Q filed January 3, 2012 and incorporated herein by reference)

10.64	Form Of Purchase Money Security Interest Note(filed as Exhibit 10.25 to the Form 10-Q filed January 3, 2012 and incorporated herein by reference)

10.65	Form of Revenue Participation Agreement(filed as Exhibit 10.26 to the Form 10-Q filed January 3, 2012 and incorporated herein by reference)

10.66	Engagement Agreement between the Company and Fuselier & Co., dated February 14, 2012 (filed as Exhibit 10.1 to the Current Report on Form 8-K, filed February 23, 2012)

10.67	Employment Agreement between the Company and David Fuselier., dated February 14, 2012 (filed as Exhibit 10.2 to the Current Report on Form 8-K, filed February 23, 2012)

10.68	Mutual Termination and Release Agreement between the Company and Eric Skae, dated February 14, 2012 (filed as Exhibit 10.3 to the Current Report on Form 8-K, filed February 23, 2012)

10.69	Engagement Agreement between the Company and Eric Skae, dated February 14, 2012 (filed as Exhibit 10.4 to the Current Report on Form 8-K, filed February 23, 2012)

10.71	Form of Vendor Financing Agreement, dated September ___, 2011, by and between the Company and certain vendors (filed herewith)

10.72	Stock Purchase Agreement, dated April 9, 2012, by and between the Company and Deep South Capital (filed herewith)

10.73	Public Relations Agreement, dated March 2, 2012, by and between the Company and Olana Capital/ Steven Marmon (filed herewith)

10.74	Consulting Agreement, dated May 31, 2012 by and between the Company and Eugene Leventis (filed herewith)

14.1	Code of Ethics (included as Exhibit 14.1 to the Form 10-K filed April 15, 2008, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 2012	By:	/s/ David N. Fuselier
David N. Fuselier
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

SIGNATURE	CAPACITY	DATE

/s/ David N. Fuselier	Chairman of the Board, Principal Executive Officer and President	July 30, 2012
David N. Fuselier

/s/ David N. Fuselier	Chief Financial Officer and Principal Accounting Officer	July 30, 2012
David N. Fuselier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
New Leaf Brands, Inc.

We have audited the accompanying consolidated balance sheets of New Leaf Brands, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2011.  The financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Leaf Brands, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, was not in compliance with certain financial covenants related to debt agreements, and has a significant amount of debt maturing in 2012.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

New York, New York
July 26, 2012

New Leaf Brands, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash & cash equivalents	$75,762	$13,024
Accounts receivable, net of allowances for doubtful accounts of approximately $37,689 at December 31, 2011 and $35,000 at December 31, 2010	169,490	148,833
Inventory	163,709	435,414
Prepaid expense and other current assets	8,462	67,780

Total current assets	417,423	665,051

Property and equipment, net	58,000	91,099
Intangible assets, net	1,117,609	4,040,824
Deferred financing cost	-	-

Total assets	$1,593,032	$4,796,974

CURRENT LIABILITIES
Accounts payable	$1,818,053	$2,670,993
Purchase order financing	306,037	-
Accrued liabilities	469,447	449,431
Accrued liabilities related parties	582,787	750,103
Accrued dividend	196,978
Interest payable	130,270	118,784
Short-term notes - other	120,490	3,282,954
Notes payable to related parties	752,787	777,273
Current portion of long-term debt	844,039	838,741
Other current liabilities	245,275	-

Total current liabilities	5,466,163	8,888,279

Long-term debt	14,338	34,904
Derivative payable	45,613	594,271

Total long-term liabilities	59,951	629,175

Total liabilities	5,526,114	9,517,454

Contingencies (Note 17)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, convertible 10,000,000 shares authorized Series K 10% Convertible Preferred Stock, 1,000 cummulative shares designated; 30 shares issued and outstanding (Liquidation Preferred $860,974 and $0) at December 31, 2011 and 2010, respectively	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized; issued and outstanding 150,811,031 and 75,761,856 at December 31, 2011 and 2010, respectively	150,811	75,762
Shares issuable	5,550	-
Additional paid-in capital	44,025,118	36,440,087
Accumulated deficit	(48,114,561)	(41,236,329)

Total stockholders' deficit	(3,933,082)	(4,720,480)

Total liabilities and stockholders' deficit	$1,593,032	$4,796,974

See accompanying notes to the consolidated financial statements

New Leaf Brands, Inc.
Consolidated Statements of Operations

	Years ended December 31,
	2011	2010

Net sales	$2,266,321	$4,257,361
Cost of goods sold	1,792,487	2,848,348

	473,834	1,409,013

Operating expenses:
Shipping and handling	339,439	544,859
Selling and Marketing	2,281,921	4,995,968
General and administration	1,833,688	3,194,015
Depreciation and amortization	476,314	516,953
Impairment of intangibles	2,155,000	-

Total operating expenses	7,086,362	9,251,795

Loss from continuing operations	(6,612,528)	(7,842,782)

Other income (expense):
Other expense	(23,255)	(10,450)
Interest expense	(169,558)	(287,822)
Loss on extinguishment of debt	(231,022)	(1,679,439)
Amortization of debt discount & deferred financing costs	(193,549)	(954,709)
Change in fair value of derivative payable liabilities	548,658	1,698,961

Total other expense, net	(68,726)	(1,233,459)

Loss from continuing operations before provision for income taxes	(6,681,254)	(9,076,241)

Provision for income taxes	-	-
Loss from continuing operations	(6,681,254)	(9,076,241)

Loss from discontinued operations
Loss from discontinued operations	-	(55,113)

Loss from discontinued operations	-	(55,113)

Net loss	(6,681,254)	(9,131,354)
Deemed dividends -Series K Preferred stock and warrants	1,967,699	-
Dividends on Series K preferred stock	196,978	-

Net loss available to common stockholders	$(8,845,931)	$(9,131,354)

Net loss per share- basic and diluted
Continuing operations	$(0.08)	$(0.14)
Discontinued operations	-	-
Net loss per share- basic and diluted	$(0.08)	$(0.14)

Basic and diluted weighted average common shares outstanding	110,746,000	66,415,000

See accompanying notes to the consolidated financial statements

NEW LEAF BRANDS, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

						Additional
	Preferred Stock		Common stock		Shares	Paid-in	Accumulated
	Shares	Dollars	Shares	Dollars	issuable	Capital	Deficit	Total

Balance December 31, 2009	-	$-	63,105,447	$63,105		$33,706,045	$(32,104,975)	$1,664,175

Adjustment for fair value of warrant liabilities, as of January 1, 2010						(549,305)		(549,305)
Common stock issued through private placement			2,588,081	2,588		979,912		982,500
Common stock issued in connection with private placement amendment			1,296,839	1,297		(1,297)		-
Exercise of warrants for cash			40,000	40		9,960		10,000
Stock-based compensation expense			-	-		248,868		248,868
Common stock issued for services			2,557,500	2,558		1,103,668		1,106,226
Warrants issued for services			-	-		54,830		54,830
Settlement of accounts payable and notes payable for common stock			972,173	972		487,874		488,846
Common stock issued for the modification of certain short term notes			5,201,818	5,202		1,561,671		1,566,873
Beneficial conversion of related party debt			-	-		100,000		100,000
Fees incurred on issuance of common stock			-	-		(17,500)		(17,500)
Derivative liability of warrants issued in connection with common stock offerings			-	-		(1,259,199)		(1,259,199)
Reclassification of derivative liability on warrant exercised			-	-		14,560		14,560
Net loss							(9,131,354)	(9,131,354)

Balance December 31, 2010	-	$-	75,761,858	$75,762		$36,440,087	$(41,236,329)	$(4,720,480)

Preferred stock issued through private placement	49	-				1,215,000		1,215,000
Common stock issued through private placement			5,666,667	5,666		419,334		425,000
Conversion of short term notes into common			1,200,000	1,200		88,800		90,000
Exercise of Warrants for cash			6,666,665	6,667		493,333		500,000
Shares issued with recast notes			3,656,905	3,657	$625	202,610		206,892
Shares issued with 10% convertible debt			525,000	525	1,925	594,066		596,516
Stock based compensation expense						64,749		64,749
Common stock issued for services	-	-	4,000,000	4,000	3,000	343,000		350,000
Common stock issued for the modification of certain short term notes			402,045	402		65,936		66,338
Warrants issued for services						10,398		10,398
Settlement of accounts payable and notes payable for common stock		-	400,000	400		5,600		6,000
Settlement of accounts payable and notes payable for preferred stock	169					4,281,337		4,281,337
Preferred shares converted to Common	(188)	-	52,531,893	52,532		(52,532)		-
Fees incurred on issuance of common stock						(146,600)		(146,600)
Dividends on Series K 10% Convertible preferred stock							(196,978)	(196,978)
Deemed dividends - series K preferred stock and warrants						1,967,699		1,967,699
Deemed dividends - series K preferred stock and warrants						(1,967,699)		(1,967,699)
Net (loss)							(6,681,254)	(6,681,254)

Balance December 31, 2011	30	$-	150,811,033	$150,811	$5,550	$44,025,118	$(48,114,561)	$(3,933,082)

See accompanying notes to the consolidated financial statements

New Leaf Brands, Inc.
Consolidated Statements of Cash Flows

	For the Years ended December 31
	2011	2010

Operating Activities:
Continuing operations:
Net Loss from continuing operations	$(6,681,254)	$(9,076,241)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	476,314	516,953
Bad debt expense	2,689
Loss on settlement of accounts payable and extinguishement of long-term debt	231,022	1,679,439
Amortization of debt discount & deferred financing cost	193,549	954,709
Warrants issued for services	10,398	54,830
Stock based compensation	64,749	248,868
Common stock issued for services	350,000	1,106,226
Loss on disposal of property and equipment		4,250
Impairment of intangible asset	2,155,000
Change in fair value of derivatives payable	(548,658)	(1,698,961)
Changes in continuing operating assets & liabilities:
Accounts receivable	(23,346)	57,390
Inventory	271,705	50,475
Prepaid expenses and other current assets	59,318	(49,875)
Accounts payable	(740,152)	1,551,982
Accrued expenses	59,220	(480,707)
Due to related parties	142,839	346,856
Interest payable	11,486	64,815
Other current liabilities	245,275	-
Net cash used in continuing operating activities	(3,719,846)	(4,668,991)
Discountinued Operations:
Net Loss from discountinued operations		(55,113)
Adjustment to reconcile net loss from discontinued operations to net cash provided by discountinued operating activities
Write-off of escrow from sale of discontinued operations	-	50,000

Net cash provided by discountinued operations	-	(5,113)

Net cash used in operating activities	(3,719,846)	(4,674,104)

Investing Activites:

Purchases of property & equipment,net	-	(18,771)

Cash used in continuing operations investing activities	-	(18,771)

Financing Activities:
Proceeds from issuance of long-term debt	1,475,444	1,569,000
Proceeds from issuance of notes payable to related parties	200,500	600,000
Receipt of escrow from sale of discontinued operations		200,000
Proceeds from sale of common stock and warrants	425,000	982,500
Fees paid in connection with sale of common stock and warrants		(17,500)
Fees paid in connection with the sale of debt and warrants		(93,920)
Net Proceeds from sale of preferred stock and warrants	1,068,400
Repayment on long-term debt	(192,797)	(92,105)
Purchase Order Financing	306,037
Exercise of warrants	500,000	10,000

Net cash provided by (used in) financing activities	3,782,584	3,157,975

Change in cash & cash equivalents	62,738	(1,534,900)
Cash & cash equivalents beginning of year	13,024	1,547,924

Cash & cash equivalents end of period	$75,762	$13,024

Supplemental disclosures:
Cash paid during the period for:
Interest	$50,383	$175,259

Non-cash investing and financing activities:
Accrued preferred stock dividends	196,978	-
Deemed dividend on Conversion of Series K Preferred and warrants	1,967,699	-
Conversion of debt and accrued expense into common stock	4,129,171	-
Forgivenness of earn-out	325,000	-
Fair value of warrrants on extinquishment of debt	52,166	-
Debt discount on debt issued	109,155	-
Recogntion of beneficial conversion feature on long-term debt	420,000	100,000
Settlement of accounts payable for shares and warrants	100,000	-
Accretion on notes payable	115,599	-
Fair value of shares used for common stock	31,250	-
Settlement of accounts payable for common stock		163,781
Settlment of long-term debt for common stock		212,500
Issuance of warrants in connection with common stock and debt offering		1,584,454
Classification of derivative payable to additional paid in capital upon the exercise of warrants		14,560
Warrants Issued to placement agent which have been classified as derivative liabilities and deferred financing costs		34,913
Increase in intangible assets due to earnout		325,000

See accompanying notes to the consolidated financial statements

NEW LEAF BRANDS, INC.
December 31, 2011 and 2010

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

Going Concern

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of December 31, 2011. To date, it has also been unable to generate sustainable cash flows from operating activities. In addition, the Company has $5,466,163 in current liabilities payable within the next twelve months including an obligation which is currently in default (see Note 5). For the year ended December 31, 2011, the Company’s loss from continuing operations is $6,612,254. As of December 31, 2011, the Company’s cash and cash equivalents and working capital deficiency are $75,762 and $5,048,740 respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence is dependent upon its ability to obtain the necessary financing. The Company believes that its existing cash resources, combined with projected cash flows from operations, will not be sufficient to execute its business plan and continue operations for the next twelve months without additional funding. The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital. In the first half of 2012, the Company raised additional gross proceeds of $ $767,606 pursuant to the Unsecured Note Issuance in February 2012 and the Warrant reset and Exchange Offer in March and May 2012 (Subsequent Events). In addition to paying down and restructuring its debt, management is actively taking steps to reduce the Company’s future operating expenses and increase future sales. However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed.

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

Comprehensive Income (Loss)
The Company accounts for its Comprehensive Income (Loss) under the Topic of the Codification (ASC Topic 220-10), “Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income (loss) and its components within the financial statements. Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss). There was no other comprehensive income (loss) for the year ended December 31, 2011 and 2010.

Cash and Cash Equivalents
The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Allowances for Doubtful Accounts
The following table summarized the activity in the reserves for allowance for doubtful accounts for the years ended December 31:

Period	Balance beginning of the year	Charges (recovery) to cost and expenses	Deductions	Balance end of the year
December 31, 2010	$90,000	$8,469	$63,469	$35,000
December 31, 2011	$35,000	$(19,576)	$16,887	$37,689

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

	December 31, 2011	December 31, 2010
Raw material	$133,376	$177,090
Finished goods	30,333	258,324
	$163,709	$435,414

Property, Equipment and Depreciation
Property and Equipment consisted of the following at December 31,

	2011	2010
Furniture and fixtures	$19,539	$19,539
Computers	125,654	125,654
Equipment	21,199	21,199
Total	$166,392	$166,392
Less: Accumulated depreciation	108,392	75,293
Net property and equipment	$58,000	$91,099

Furniture, fixtures, computers and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Depreciation expense from continuing operations for the years ended December 31, 2011 and 2010 was $33,099 and $31,565, respectively.

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
The estimates of fair value of indefinite-lived intangible assets are determined using a Discounted Cash Flow (“DCF”) valuation analysis that employs a relief-from royalty methodology in estimating the fair value of trade names and trademarks. Significant judgments inherent in this analysis include the determination of royalty rates, discount rates, perpetual growth rates, and the amount and timing of future revenues.

The discount rates used in the DCF analyses reflect the risks inherent in the expected future revenue to be generated by the respective intangible assets. The royalty rates used in the DCF analyses are based upon an estimate of the royalty rates that a market participant would pay to license our trade names and trademarks.

Intangible assets consist of brand value resulted from the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC. The terms of the acquisition agreement for Skae Beverage International Inc. included an earn-out. During 2011, 2010 and 2009, the amount of the earn-out, was $0, $325,000 and $260,000, respectively, and was attributable to the Brand Value – New Leaf Tea. In 2011 the Company and Eric Skae reached agreement to modify the earn-out agreement which also eliminated the 2010 earn-out of $325,000 and reduced the carrying value of the intangible. Intangible assets consisted of the following at December 31, 2011 and 2010:

Brand Value – New Leaf Tea
Asset value at December 31, 2010	$5,085,824
Accumulated amortization as of December 31, 2010	$(1,045,000)
Net asset value at December 31, 2010	$4,040,824

Asset value at December 31, 2011	$4,760,824
Accumulated amortization as of December 31, 2011	$(1,488,215)
Impairment of intangibles	(2,155,000)
Net asset value at December 31, 2011	$1,117,609

The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the intangible with the related carrying amount. If the estimated fair value of the intangibles exceeds its carrying amount, the intangible is not considered to be impaired and the second step is unnecessary. During the quarter ended September 30, 2011, the Company determined that a triggering event occurred and performed an interim impairment analysis. The interim impairment analysis resulted in an impairment of $1,100,000 for the third quarter of 2011. During the year ended December 31, 2011, the Company determined that the economic uncertainty surrounding the Company’s ability to remain in business triggered an impairment analysis. The Company’s interim and annual tests, using predominately a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company’s key assumptions used in its annual impairment analysis included the following: a discount rate of 18% based on the estimated weighted average cost of capital from the market participant point of view; royalty rate of 4.0%; an average perpetual growth rate of 66% for six years and a tax rate of 38%. An increase in the discount rate of 1% or a 1% deterioration of the perpetual revenue growth rate would increase the impairment loss by approximately $38,000 or $11,000, respectively. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. For the year ended December 31, 2011, the impairment of the Company’s brand value mainly resulted in the decline in its projected revenues and operating results and cash flows.The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $2,155,000 for the year ended December 31, 2011. In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimated remaining useful lives.

The brand value (including Trademarks and Trade Names) of continuing operations are being amortized over the estimated life of ten years. Amortization expense for the years ended December 31, 2011 and 2010 was $443,215 and $482,500, respectively. The aggregate amortization for the years ended December 31, 2012 through December 31, 2015 and years thereafter is as follows:

Year	Amortization
2012	$159,658
2013	159,658
2014	159,658
2015	159,658
2016	159,658
Thereafter	319,319
Total	$1,117,609

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

In conjunction with certain loans, the Company issued stock purchase warrants to purchase the Company’s Common Stock. This additional consideration is being amortized over the term of the loans using the straight line method which approximates the effective interest method. At December 31, 2011 and 2010, debt discounts, net of accumulated amortization were $583,604 and $0, respectively. The amortization expense for the years ended December 31, 2011 and 2010 was $193,549 and $198,721, respectively.

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

The range of significant assumptions which the Company used to measure the fair value of warrant liabilities at December 31, 2011 is as follows:

Stock price	$0.02
Term	1.3 to 3.8 Years
Volatility	98.3% - 108.3%
Risk-free interest rate	0.12% - 0.36%
Exercise prices	$0.15
Dividend yield	0.00%

The Company estimated the fair value of these derivatives using a Black-Scholes-Merton valuation model. The fair value of these warrant liabilities at December 31, 2010 was $594,271 and at December 31, 2011 was $45,613. The change in fair value of derivative liabilities of $548,658 was included in the consolidated statement of operations for the year ended December 31, 2011.

Stock-Based Compensation
Under the Compensation Topic of the Codification (ASC Topic 718-10), the Company is required to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.

The Company granted stock options and issued restricted stock in the years ended December 31, 2010 and 2009. Accordingly, compensation cost has been recognized for the stock options and restricted stock granted to employees in the years ended December 31, 2011 and 2010 of $64,749 and $248,868, respectively. There were no new Stock options issued in 2011. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for year ended December 31 2010:

2010
Volatility	107% to 110%
Risk free interest rate	2.14% to 3.33%
Estimated option life	5 – 8 Years
Forfeiture rate	8%

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

Income Taxes
The Company accounts for income taxes under the liability method under the Income Taxes Topic of the Codification (ASC Topic 740-10). Deferred taxes arise from temporary differences, due to differences between accounting methods for tax and financial statement purposes. The Company establishes a valuation allowance for the uncertainty related to its ability to generate sufficient future taxable income to utilize the net operating loss carry forwards and other deferred items. At December 31, 2011 and 2010, federal and state net operating loss carry forwards were approximately $56,000,000 and $59,000,000, respectively. The Company has not used any of the net operating loss carry forwards.

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

Advertising Expenses
The Company’s advertising primarily consists of print in trade and consumer publications and promotional expenses for retail placements for certain products. The Company expenses advertising costs as incurred or the first time the advertising takes place. Advertising expense from continuing operations totaled approximately $73,360 and $165,000 for the years ended December 31, 2011 and 2010, respectively, and is included in marketing expenses in the accompanying consolidated statements of operations.

Shipping & Handling Expenses
Under the Revenue Recognition Topic of the Codification (ASC Topic 605-45), all amounts billed to customers in a sales transaction for shipping and handling are classified as a reduction of revenue.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	2011	2010
Dividend yield	0%	0%
Volatility	56.4% to 99.9%	98% to 99%
Risk free interest rate	0.16% to 2.4%	1.27% to 2.71%
Term	.25 to 5 years	5 years

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

NOTE 3 – NET LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted loss per share for the years ended December 31, 2011 and 2010 because the effect of their inclusion would be anti-dilutive.

	2011			2010
	Loss	Shares	Per Share	Loss	Shares	Per share
Net (loss)	(5,626,254)			(9,131,354)
Deemed Dividend series K Preferred stock and warrants	(1,967,699)
Preferred stock dividends	(196,978)

Basic loss per share

Loss available to Common Stockholders	(7,790,931)	110,746,222	(0.07)	(9,131,354)	66,414,822	(0.14)

Effect of dilutive securities	N/A			N/A

Diluted loss per share	(7,790,931)	110,746,222	(0.07)	(9,131,354)	66,414,822	(0.14)

These following securities were excluded from the computation of diluted loss per share because the effect of their inclusion would be anti-dilutive.

	2011	2010
Options	2,241,240	11,637,388
Warrants	52,893,843	-
Convertible Notes	53,327,620	5,871,429
Preferred Series K	25,127,451
Total	133,590,154	17,508,817

On December 23rd, 2011 the Company received majority consent to:
●	Amend the Certificate of Designation of the Corporation for the Series K Preferred Stock (the “Certificate of Designation”)
●           to eliminate paragraph (f) of Section 9 of the Certificate of Designation, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than “Permitted Indebtedness”

●	Amend the Security Purchase Agreement for the Series K Preferred Stock (the “Security Purchase Agreement”)
i.	To eliminate paragraph 8.2 “Subsequent Equity Sales,” in its entirety;
ii.	To eliminate paragraph 8.3 “Participation in Future Financing ,” in its entirety;

In consideration of same, the Company agreed:
●	To reduce the conversion price of its Series K Preferred to 3 cents per share.
●	To exchange every 5 Warrants (of the X, Y and Z Series) into 1 share of common stock.

NOTE 4 - ACCOUNTS RECEIVABLE

The Company records revenue and accounts receivable from customers upon shipment of product to the customer. Sales returns are recorded as a reduction to sales when a customer and the Company agree a return is warranted. All returns must be authorized in advance and must be accompanied by an invoice number within 180 days. The Company estimates returns based on historical experience and records an allowance for product returns and uncollectible accounts receivable. Historically, returns have been immaterial, and the Company has not recorded an allowance for product returns. The allowance for uncollectible is estimated based on detail review of the open receivables, accounts at December 31, 2011 and 2010 was $37,689 and $35,000, respectively.

NOTE 5 – RELATED PARTY NOTES PAYABLE

Related party notes payable at December 31, consisted of the following:

	December 31,	December 31,
Description	2011	2010

Unsecured note payable to a former director with a face amounts of $50,000 bearing interest at 10% per annum and payable on October 31, 2012 (F)(G)(H)(J)	$50,000
Unsecured note payable to a former director with a face amounts of $5,500 bearing interest at 10% per annum and payable on demand (D)	5,500
Unsecured note payable to a principal shareholder with a face amounts of $55,000 bearing interest at 10% per annum and payable on September 18, 2012 and October 14, 2012 (F)(G)(H)	55,000
Unsecured note payable to an officer with a face amount of $20,000 bearing interest at 6% per annum and payable on demand (D)	20,000	-
Unsecured note payable to a director with a face amount of $75,000 bearing interest at 12% per annum and payable on demand (D)	75,000	-
Unsecured note payable to a director with a face amount of $10,000 bearing interest at 10% per annum and payable on demand (E)	10,000	-
10% Secured Convertible Subordinated Notes to a principal shareholder with a face amount of $125,000 bearing interest at 10% payable July 23, 2012 (I)	125,000
Secured factoring loan agreement to a principal shareholder with a face amount of $298,227 bearing interest at 10% payable July 23, 2012 (F)(G)(H)	298,227
10% Secured Convertible Subordinated Notes to a director with a face amount of $120,517 bearing interest at 10% payable July 23, 2012 (F)(G)(H)	120,517	-
Secured note payable to an officer with a face amount of $30,100 bearing interest at 10% payable August 13, 2012 (G)	30,100	-
Unsecured note payable to a director with a face amount of $50,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally payable on demand but was amended to be payable on demand after December 31, 2010 (A) (B)	-	$50,000
Unsecured non-interest bearing note payable to an officer with a face amount of $50,000 which was originally payable on demand, but was amended to be payable on demand after December 31, 2010 (B)	-	50,000
Unsecured note payable to a director with a face amount of $150,000 bearing interest, which is payable at maturity, at 10% per annum. The note was originally scheduled to mature in June 2010, but was extended to January 12, 2011 (A)	-	150,000
Unsecured note payable to a director with a face amount of $300,000 bearing interest, which is payable maturity, at 15% per annum. The note was originally scheduled to mature in July 2010, but was extended to December 31, 2010 (A)	-	300,000
Unsecured non-interest bearing note payable to a director which was issued at an original issuance discount of $27,273. The note matures on the three month anniversary of its issuance date on December 21, 2010 but was later extended to January 21, 2011 (C)	-	227,273

Notes payable to related parties	$789,344	$777,273
Discount on Debt	(36,557)	-
Notes payable to related parties	$752,787	$777,273

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

B)
In August 2010, this note was extended to December 31, 2010. The holder did not receive any additional consideration for extending the note. The Company concluded that the modification of the note did not result in an extinguishment of debt and therefore did not record any gain (loss) on the modification of the note. This note was converted on January 21, 2011 into 2 units of Series K Preferred Stock and 166,667 Series Y warrants which are discussed in Note 8.

C)
The note was issued in connection with the Company’s private placement of promissory notes and warrants in September 2010. The note was extended to January 21, 2011, as part of this extension the company issued 45,455 Common shares and reflected a charge of $7,500 as extinguishment of debt for the period ended March 31, 2011. On January 21, 2011, $235,294 of these notes was converted into 9.41 units of Series K Preferred shares and 3,137,255 warrants, which are described in Notes 6 and 8.

D)	These notes were issued during the year ended December 31, 2011 to provide short-term financing.

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

G)
On July 14, 2011, July 28, 2011 and July 29, 2011 the Company issued Original Issue Discount Notes with three lenders receiving amounts of $75,000 from a principal shareholder, $50,000 and $25,000 respectively from other investors. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to the principal shareholder. On August 24, 2011 these notes were converted into the recast notes described in (H) below. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt.

H)
On August 24, 2011, the Company recast $570,281 (principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, and another who is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them totaling 2,881,405 common shares. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the year ended December 31, 2011.

I)
Between September 13-16, 2011, the Company borrowed $250,000 from two investors, one of whom is a principal shareholder of the Company ($125,000) and refinanced an existing unsecured loan with one officer in the amount of $30,100. The Company issued these investors and officers the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,400,500 common shares (625,000 included in shares issuable). The common shares were fair valued at $62,500 as debt discount and will be amortized over the term of the notes.

J)
On October 18, 2011, November 11, 2011 and November 14, 2011, the Company borrowed $25,000, $50,000, and $30,000 from two investors, both of whom are principal shareholders of the Company. The Company issued these investors the same 10% Secured Convertible Subordinated Notes as we had issued to the lenders reported in the above paragraph H.  Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested, totaling 525,000 common shares.  The common shares were fair valued at $18,313 as debt discount and will be amortized over the term of the notes.

Interest expense in the years ended December 31, 2011 and 2010 amounted to $46,299 and $48,750, respectively. The weighted average interest rate for all short term borrowings, excluding the amortization of debt discount was 5.9% for 2011 and 11.2% for 2010.

NOTE 6 – SHORT-TERM DEBT

Short-term debt at December 31 consisted of the following:

	December 31,	December 31,
Description	2011	2010
Secured loan agreement with a face amount of $155,000 bearing interest at 10% payable November 21, 2012 ( C) (D) (G)	$155,000	-
Secured loan agreement with a face amount of $175,000 bearing interest at 10% payable November 1, 2012 ( C) (D) (G)	175,000
Secured loan agreement with a face amount of $30,000 bearing interest at 10% payable October 14, 2012 ( C) (D) (F) (H)	30,000
Secured loan agreement with a face amount of $25,000 bearing interest at 10% payable October 18, 2012 ( C) (D) (F) (H)	25,000
Secured factoring loan agreement with a face amount of $282,537 bearing interest at 10% payable July 23, 2012 and August 13, 2012 ( C) (D)	282,537	-
Secured notes payable with an aggregate original face amount of $1,500,000 bearing interest, which is payable at maturity, at 10% per annum. The notes were originally scheduled to mature in May 24, 2010, but were extended to January 21, 2011. The notes are secured by the Company’s accounts receivable and inventory. (A) (I)	-	$1,500,000
Unsecured non-interest bearing notes payable which were issued at an original issuance discount of $213,954. The notes mature on the three month anniversary of their issuance date in December 2010. (B) (J)	-	1,782,954

Total short-term notes before discount on debt	667,537	3,282,954
Discount on Debt	(547,047)	-
Total short-term notes	$120,490	$3,282,954

A)
On January 21, 2011, these notes were converted into 60 units of Preferred stock as part of the Series K Preferred share offering and the note holders also received 5,000,000 warrants series Y which are discussed below. At December 31, 2011, accrued interest of $70,211 was not converted in the January 21, 2011 transaction and is included in the accrued expenses.

B)
The payment term on these notes were extended to January 21, 2011, as part of this extension, the company issued 356,596 common shares and reflected a charge of $58,838 as extinguishment of debt for the nine months ended December 31, 2011.

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

C)
On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with four lenders, total amount received on the Secured Factoring Loans was $400,000 of which $125,000 was purchased by a director of the Company and $200,000 was purchased by a principal shareholder (See Related Party Note 6). These notes matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities. On August 24, 2011 these notes were converted into recast notes described in (D) below.

D)
On July 14, 2011, July 28, 2011 and July 29, 2011 the Company issued Original Issue Discount Notes with three lenders receiving amounts of $75,000 from a principal shareholder, and $50,000 and $25,000 respectively from other investors. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to Lorraine DiPaolo, a principal shareholder of the Company. On August 24, 2011 these notes were converted into the recast notes described below.

E)
On August 24, 2011, the Company recast $570,281(principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, and another who is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them totaling 2,881,405 common shares. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the year ended December 31, 2011.

F)
Between September 13 and 16, 2011, the Company borrowed $250,000 from two investors, one of whom is a principal shareholder of the Company for $125,000 and refinanced an existing unsecured loan with one officer in the amount of $30,100. The Company issued to these investors and officers the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,400,500 common shares (625,000 included in shares issuable). The common shares were fair valued at $62,500 as debt discount and will be amortized over the term of the notes.

G)
Between December 1 and December 21, 2011 the Company borrowed $330,000 from an investors. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,650,000 common shares (1,650,000 shares included in shares issuable). The shares were valued at $565,890 as debt discount and will be amortized over the term of notes. In addition we agreed in a side letter to revenue participation based on 2% of the first $2,000,000 of revenue and 3% of revenue above $2,000,000 in 2012. This agreement may be terminated by the Company with a penalty of 3 times the annual revenue participation.

H)
On 10/18/11 and 11/14/11, the Company borrowed $25,000 and $30,000 from one investor. The Company issued to this investor the same 10% Secured Convertible Subordinated Notes as we had issued to the lenders reported in the above paragraph E.  Additionally, such investor received an additional 5 shares of our common stock for each $1.00 invested, totaling 275,000 common shares (275,000 included in shares issuable).  The common shares were fair valued at $12,313 as debt discount and will be amortized over the term of the notes

I)
On November 24, 2009, the Company completed a private placement of 15 Units. Each Unit consisted of $100,000 principal amount of 10% Senior Secured Notes, referred to as “Notes,” and 24,000 shares of our common stock. The Units were sold to accredited investors in exchange for $100,000 per Unit. Our gross proceeds from the private placement were $1,500,000 and we agreed to issue an aggregate of $1,500,000 principal value of Notes and 360,000 shares of our common stock, value at fair value of $0.25 per share. The fair value of the common stock of $90,000 was recorded as debt discount. Amortization of this debt discount of $19,000 is recorded in the consolidated statements of operations for the year ended December 31, 2009. The Notes bear interest at a rate of 10% per year and are payable monthly beginning on December 21, 2009 and thereafter payable on the 19th of each month or, if the 19th is not a business day, payable on the next business day. The Notes mature on May 24, 2010 or in the event of (i) the consummation by the Company of a merger, business combination, sale of all or substantially all of the Company’s assets or other change of control; or (ii) the Company securing a bank financing for working capital and when accomplished the funds will first be used to pay off the note holders fully. If the bank financing does not materialize or is insufficient to pay the Notes, future financings will first be used to pay off the notes or (iii) following the closing of any equity or debt financing (but excluding a Friends and Family Offering or Operational Finance) by the Company. In addition, a Friends and Family Offering (defined as a Company marketed best-efforts equity offering of up to $1,500,000 that closed February 22, 2010) will not require a prepayment of the Notes and an Operational Finance (defined as any financing for normal daily operations) will not require a prepayment of the Notes. The Company has the right to redeem all or a portion of the Notes for cash at any time without premium or penalty. In each case, upon at least two business days prior notice, we will pay a purchase price plus accrued and unpaid interest, if any, to but not including the purchase date. The obligations of the Company under the Notes are secured by all accounts receivable and inventory present and after acquired of the Company and each subsidiary to be shared on a pari-passu basis relative to the number of Notes purchased by each Holder up to an aggregate total of $1,500,000 plus any accrued and outstanding interest on the Notes. In May 2010, the Company issued 360,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to June 2010. The Company determined that the modification of the term of the notes qualified as a debt extinguishment and recognized a loss on the extinguishment of the notes of $165,600 which equal to the fair value of the additional shares of common stock issued. In June 2010, the Company issued 4,500,000 shares of common stock to the holders of these notes in exchange for extending the maturity date of the notes to September 2010. The Company determined that the modification of the term of the notes qualified as a debt extinguishment and recognized a loss on the extinguishment of the notes of $1,350,000 which equal to the fair value of the additional shares of common stock issued. In August 2010, the Company and the holders agreed to extend the term of these notes to December 24, 2010. No consideration was received by the note holders for agreeing to extend the notes. The Company determined that the extension of the notes did not result in an extinguishment of debt and therefore did not record a gain (loss).

J)
Commencing in September 2010, the Company consummated a private placement of promissory notes with a face value of $2,010,228 and detachable warrants to purchase 2,412,276 shares of common stock to accredited investors. The non-interest bearing promissory notes were issued at an original issuance discount of $241,228, and mature on the three month anniversary of their issuance date (December 2010 and subsequently extended to January 21, 2011). In addition, the notes were automatically convertible upon the consummation of a qualified offering, as defined, into the type of securities issued in such offering at a conversion price equivalent to the price of the securities sold. The warrants are fully vested and provide their holders with the right to purchase the specified number of shares of common stock at an exercise price of $0.25 per share during its five year term. The warrants also provide their holders with certain anti-dilution and cashless exercise provisions. The terms of the warrants also provide investors with a reset feature which gives them the right, for as long as the notes are outstanding, to exchange the promissory notes for securities issued in a subsequent offering in the event that the Company enters into any subsequent transaction other than the qualified offering, as defined, on terms more favorable than those governing the current offering. These notes were converted into Series K Preferred Stock.

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

A director of the Company participated in the above mentioned private placement and is the holder of a promissory note with an original issuance price of $200,000 and a face value of $227,273. Such holder also received warrants to purchase 272,728 shares of common stock. Accordingly, the note issued to the director and related warrants were initially recorded at $157,887 and $42,113, respectively. During the period ended December 31, 2010, the Company recognized $69,386 in amortization of debt discount on this note. This note has been classified in notes payable to related parties (see Note J).

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

On January 21, 2011 the secured notes of $1,500,000 were converted into 60.00 shares of Series K Preferred shares and warrants Series Y to purchase 5,000,000 shares of common stock at a price of $0.15 per share of Company; on January 21, 2011 the unsecured notes of $1,782,954 were converted into 73.76 shares of Series K Preferred and warrants to purchase 24,585,100 shares of common stock at a price of $0.15 per share of the Company.

NOTE 7 - LONG-TERM DEBT

Long-term debt at December 31 consisted of the following:

Description	December 31, 2011	December 31, 2010

Note payable to a trust, bearing interest at 5% per annum, unsecured(A)	$822,920	$822,920
Equipment loan bearing interest at 11% per annum, mature in November 2013 (B)	35,457	50,725
Total long-term debt	858,377	873,645
Less current maturities	844,039	838,741
Long-term debt	$14,338	$34,904

A)
The Company is in negotiation with certain former shareholders of Nutritional Specialties, Inc. The Company stopped making principal and interest payments on these notes in September 2009 and the notes were considered to be in default and presented as a current liability. (See Note 17)

B)
On December 3, 2008, the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719 which matures by December 2013.

Interest expense in the years ended December 31, 2011 and 2010 amounted to $45,958 and $55,757, respectively. The weighted average interest rate for all short term borrowings was 10.4% for 2011 and 8.9% for 2010.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of December 31 2011:

Year Ending December 31,	Principal Maturities
2012	$844,039
2013	14,338
Total	$858,377

NOTE 8 - STOCKHOLDERS EQUITY

COMMON STOCK

On December 12, 2011 the Company converted 16,359 of accrued expense into 400,000 common shares. The Company determined that the issuance of the Common share resulted in a $10,359 gain from debt extinguishment.

During the quarter ended December 31, 2011, the Company issued 6,000,000 common shares (3,000,000 issuable at December 31, 2011) for marketing services at stated market value on the date of the agreements of $0.05 and $0.02 per share. The Company determined the value of these shares was $210,000 and recorded and stock compensation expense of $210,000.

During the quarter ended December 31, 2011 the Company issued 2,450,000 common shares (1,925,000 shares issuable at December 31, 2011) as consideration for the 10% Secured Convertible Subordinated debt. The stated market values on the date of the agreements were $0.04 to $0.08 per share. The Company determined that these shares represented $176,515 of discount debt, which includes $105,000 in which the conversion price was less than the market on the date of the agreement.

During the quarter ended September 30, 2011, the Company converted $100,000 of accrued expense into 4 Series K Preferred shares at the Series K Preferred share offering rate of $25,000 per share and issued 333,333 Series X and Y warrants and 666,666 Series Z warrants. The Company determined that the issuance of the Series K Preferred and the warrants on the conversion of the accrued expense was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $52,166.

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

On January 21, 2011, the Company completed a unit offering of an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to eleven accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock. The Series Z Warrants are ‘five-year’ warrants whose effectiveness are conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable. As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into 82 shares of the Company’s Series K Preferred Stock and 6,833,334 Series Y warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X,Y and Z warrants pari- passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

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

The Company also entered into a Registration Rights Agreement, dated January 20, 2011 with each unit subscriber pursuant to which the Company agreed, at its expense, to file and gain effectiveness for one or more registration statements covering the Company common stock issuable pursuant to exercise of the Warrants and conversion of the Series K Preferred Stock. The Company further agreed to file such registration statement within 60 days of the closing of the offering and to obtain its effectiveness within 90 days of such closing (or 120 days if such registration statement is subject to full Securities and Exchange Commission review), failing which monetary penalties are imposed. The registration statement(s) is (are) to be maintained effective until all securities registered for sale there under have been sold. On April 29, 2011 holders of the rights agreed to amend the Registration Rights Agreement, dated as of January 21, 2011, between the Corporation and each of the several purchasers signatory thereto and eliminated Section 2(b) thereof in its entirety in order to remove the liquidated damages provisions from the agreement.

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

PREFERRED STOCK
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

PREFERRED STOCK OUTSTANDING
The Company had four series of Preferred shares that were converted into Common Stock in August 2009. The total authorization for all classes of Preferred stock is 10,000,000 shares. As of December 31, 2010 and 2009 there were no outstanding Series A, H, I, J or L Preferred shares. Set forth below is a description of each such series or class of Preferred stock.

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

On April 29th, 2011 the Company:

(a)	received the required consent to:

Amend the Certificate of Designation the Corporation for the Series K Preferred Stock (the “Certificate of Designation”)

●	to eliminate the full ratchet anti-dilution provision contained in Section 6(a)(ii), “Subsequent Equity Sales,”
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
The Company closed a private placement of common stock with certain accredited investors. The Company agreed to issue and sell to the investors, and the investors agreed to purchase, an aggregate of 6,866,667 shares of our common stock. Gross proceeds from the private placement were approximately $425,000 and $90,000 from short term notes from February 2011, converted into common stock.

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

On December 23rd, 2011 the Company received the required consent to:
●	Amend the Certificate of Designation of the Corporation for the Series K Preferred Stock (the “Certificate of Designation”)
●           to eliminate paragraph (f) of Section 9 of the Certificate of Designation, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than “Permitted Indebtedness”

●	Amend the Security Purchase Agreement for the Series K Preferred Stock (the “Security Purchase Agreement”)
i.	To eliminate paragraph 8.2 “Subsequent Equity Sales,” in its entirety;
ii.	To eliminate paragraph 8.3 “Participation in Future Financings,” in its entirety;

In consideration of same, the Company agreed:
●	To reduce the conversion price of its Series K Preferred to 3 cents per share.
●	To exchange every 5 Warrants (of the X, Y and Z Series) into 1 share of common stock.

NOTE 9 - WARRANTS

Set forth below is a description of the Company’s warrants as of December 31, 2011:

Designation / Reason Granted	Original issue date	Shares of Common Stock Upon Exercise	Exercise Price / Share	Expiration Date

Marketing Program Development	October-07	250,000	$1.00	October-12
Investor Warrants / 2007 Private Placement (1)	March-07	58,749	$0.40	March-12
Placement Agent Warrants	March-07	155,000	$0.80	March-12
12% Bridge Note Warrants (1)	March-07	35,000	$1.00	March-12
Ancillary Warrants	June-07	5,000	$0.40	June-12
April 2008 Bridge Notes Warrants (1)	April-08	15,625	$0.80	April-13
September 2008 Bridge Note Warrants (1)	September-08	25,884	$0.85	September-13
Series J Warrants (1)	December-08	14,368	$0.87	December-13
October 2009 Note Warrants (1)	October-09	310,000	$0.25	October-14
Investor Warrants 2009 Private Placement (1)	December-09	649,999	$0.55	December-14
Investor Warrants 2009 Private Placement (1)	February-10	407,727	$0.55	February-15
Marketing Program Development	March-10	150,000	$0.49	March-15
Investor warrants 2009 Private Placement (1)(2)	May-10	1,499,410	$0.25	May-15
Investor Warrants 2010 Private Placement (1)	June-10	1,821,414	$0.45	June-15
Investor Warrants 2010 Original Issue Discount Private Placement (1)	September/October 2010	2,412,273	$0.25	September, October 2015
Placement agent Warrants (1)	October-10	266,760	$0.25	October-15
Investor X Warrants 2011 Series K Preferred stock	January 2011	8,647,238	$0.15	January-16
Investor Y Warrants 2011 Series K Preferred stock	January 2011	9,313,905	$0.15	45 days after registration statement
Investor Z Warrants 2011 Series K Preferred stock	January 2011	17,294,492	$0.15	January-16
Placement agent X Warrants	January 2011	361,000	$0.15	January-16
Debt conversion Y Warrants	January 2011	2,766,666	$0.15	45 days after registration statement
Accounts payable conversion X Warrants	January 2011	333,333	$0.15	January-16
Accounts payable conversion Y Warrants	January 2011	333,333	$0.15	45 days after registration statement
Accounts payable conversion Z Warrants	January 2011	666,667	$0.15	January-16
Marketing Program Development	2/1/2011	100,000	$0.15	February-16

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

During the year ended December 31, 2011, the Company issued 100,000 warrants for marketing services at an exercise price of $0.15 per share with a fair value of $10,388, 43,922,280 warrants were issued in conjunction with the issuance of Series K Preferred shares, 361,000 warrants were issued to the placement agent of the Series K Preferred shares, 6,833,333 warrants were issued for the conversion of certain notes payable into Series K Preferred shares, and 1,000,000 warrants were issued in conjunction with the conversion of vendor payables. In April 2011, the Company made an offer to the series X, Y and Z warrant holders to exercise their warrants at an exercise price of $0.075 per warrant share; certain warrant holders accepted the Company’s offer and exercised 6,666,665 warrants for $500,000. In addition a series K Preferred shareholder forfeited 666,667 series X warrants and 1,333,313 series Y warrants and a warrant holder who, as previously described, received warrants as part of the conversion certain notes payable agreed to forfeit 4,066,667 series X warrants. The fair value was determined using the Black-Scholes-Merton option valuation model using the following assumptions:

Stock price	$0.08 to $0.15
Term	.29 to 5 Years
Volatility	56.4 % to 99.9%
Risk-free interest rate	0.16% to 2.40%
Exercise price	0.15
Dividend yield	0.00%

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

The remainder of the warrants issued by the Company during the year ended December 31, 2011 were issued in connection with the Company’s financing activities and classified as derivative liabilities.

The following table reflects a summary of common stock warrants outstanding and warrant activity during 2011 and 2010:

	2011			2010
	# Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)	# Warrants	Weighted Average Exercise Price
Warrants outstanding at January 1,	8,098,638	$0.42	2.79	1,831,054	$0.65
Granted during the year	57,549,946	0..15	4.57	6,557,584	$0.38
Exercised during the year	(6,666,665)	0.15	4.57	(40,000)	$0.25
Expired during the year	(6,088,076)	0.15	4.57	(250,000)	$1.00
Warrants outstanding at December 31,	52,893,843	0.20	3.46	8,098,638	$0.42

The Common Stock warrants expire in years ended December 31 as follows:

2012	503,749
2013	55,877 -
2014	959,999 -
2015	6,557,584
2016	32,592,124
45 days after registration statement	12,224,510
Total	52,893,843

The following table summarizes the fair value of warrants classified as liability instruments, recorded on the consolidated balance sheet as of December 31, 2010 (all of which are calculated using level 3 fair value measurements):

Offering	Total Fair Value Derivative as of December 31, 2011
2006 and 2008 Bridge Financing	$59
Warrants issued to Series I and J Preferred Stock holders	25
October 2009 notes	1,527
February 2010 stock and warrant issuance	15,714
April 2010 stock and warrant issuance	10,708
September 2010 notes	15,830
Warrants issued to vendors	1,750
$45,613

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) during 2011:

Balance December 31, 2010	$594,271

Change in fair value of derivative instruments included in net loss in 2010	(548,658)

$45,613

NOTE 10 – STOCK OPTIONS

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of Common Stock that may be granted is 500,000, amended to 325,000 in 1999. The 1996 Plan provides that shares granted come from the Company’s authorized but unissued Common Stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. At the Company’s Annual Meeting held on December 10, 2004, the Company’s stockholders approved the 2004 Stock Option Plan (the "2004 Plan"). At the Company’s Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of Common Stock that may be granted to 2,000,000 under all plans. At the Company’s Board of Directors meeting on June 27, 2008, the Board approved a new Stock Option Plan (the “2008 Plan”) for a total of 2,000,000 additional shares. At the Company’s Board of Directors meeting held on February 2, 2010, the Board approved an a new Stock Option Plan (the “2010 Plan”) for a total of 3,000,000 additional shares. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The option vesting period is determined by the Board of Directors at the time of grant and ranges from immediately to five years. A total of 3,765,875 shares are available for stock grants under all plans, or 3% of the Company’s issued and outstanding Common Stock as of December 31 2011, assuming all options under all plans were granted and exercised.

The Company granted 0 and 1,390,000 stock options during the years ended December 31, 2011 and 2010, respectively.

The summary of activity for the Company's stock options is presented below:

	2011	Weighted Average Exercise Price	2010	Weighted Average Exercise Price

Options outstanding at beginning of year	3,538,750	$0.65	2,958,250	$0.75
Granted	-	$-	1,390,000	$0.39
Exercised	-	-	-

Terminated/Expired	(1,297,500)	$0.29	(809,500)	$0.67

Options outstanding at end of year	2,241,250	$0. 67	3,538,750	$0.65

Options exercisable at end of year	1,483,166	$0.69	1,606,814	$0.72

Options available for grant at end of year	3,765,875		2,468,375

Price per share of options outstanding		$0.40 to 1.60	$	0.40 to 3.00

Weighted average remaining contractual lives of all options	6.9 years		8.1 years

Weighted Average fair value of options granted during the year		$-		$0.38

The Common Stock options expire as follows:

2012	10,000
2013	-
2014	-
2015	-
2016	-
After 2016	2,231,250
2,241,250

The aggregate intrinsic value of the options outstanding at December 31, 2011 was approximately $0 and the aggregate intrinsic value of the exercisable options outstanding at December 31, 2011 was $0 both with a weighted average remaining contract term of 6.0 years.

Share-based compensation cost has been recognized for the stock options and restricted stock granted to employees and vendors for the years ended December 31, 2011 and 2010 of $64,749 and $248,868, respectively.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $278,000 and $1,008,000 as of December 31, 2011 and 2010, respectively, with an average forfeiture life of 5.7 years at December 31, 2011.

NOTE 11 – DISCONTINUED OPERATIONS

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

Results of operations from the discontinued business for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Sales	$-	$-
Operating expenses	-	55,113
Loss from discontinued operations	$-	$(55,113)

NOTE 12 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred tax assets totaling $13,499,000 at December 31, 2011 were offset by a valuation allowance of $13,499,000. The Company recorded the valuation allowance due to the uncertainty of future realization of federal and state net operating loss carry forwards that give rise to approximately $12,576,000 of the net deferred income tax assets. The deferred income tax assets are comprised of the following at December 31:

	2011	2010
Deferred income tax assets:
Deferred compensation	$67,000	$71,000
Stock based compensation	102,000	91,000
Intangible assetes	739,000
Operating assets	15,000	14,000

Net operating loss carryforward	12,576,000	13,105,000
Total deferred income tax assets	13,499,000	13,281,000
Deferred income tax liabilities:
		-
Intangible assets		(178,000)
Valuation allowance	(13,499,000)	(13,103,000)
Net total	$0	$0

At December 31, 2011, the Company had federal and state net operating loss carry forwards of approximately $33,012,000 and $18,108,000, respectively. The federal net operating loss carry forwards expire through 2031 and state loss carry forwards expire through 2018.

The valuation allowance was increased by $395,000 during the year ended December 31, 2011. The valuation allowance was increased due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carry forwards and other deferred income tax items.

The Company's ability to utilize the net operating loss carry forwards in future years will be significantly limited in accordance with the provisions of Section 382 of the Internal Revenue Code, because of the changes in ownership that have occurred in the prior years. The Company's NOL may be further limited should there be any further changes in ownership. As defined in Section 382 of the Internal Revenue Code, the Company who has undergone, or may undergo in the future, a greater than fifty percent ownership change as a result of financing initiatives. Consequently, there may be limitations on the amount of the Company's NOLs which may be utilized to offset future taxable income in any one year.

The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2011, the Company has no unrecognized uncertain tax positions, including interest and penalties.

The tax years 2007-2011 are still open to examination by the major tax jurisdictions in which the Company operates. The Company has not filed U.S Federal and State returns for tax years 2010 – 2011.

A reconciliation of the differences between the effective and statutory income tax rates is as follows:

	2011		2010
Federal statutory rates	$(2,272,000)	(34%)	$(3,291,000)	(34)%
State income taxes	(401,000)	(6%)	(677,000)	(7)%
Change in valuation allowance for operating loss carry forwards	395,000	6%	3,799,000	40%
Reduction in valuation allowance for reduced operating loss carry forwards				%
Expiration of federal and state NOLs	2,491,000	37%	125,000	1%
Other	(22,000)	0%	393,000	4%
Permanent differences changes in derivative	(191,000)	(3%)	(349,000)	(4%)
Effective rate	-	0%	-	0%

NOTE 13 - RELATED PARTY TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2011, the title reflects the position held by the individual as of April 30, 2011:

Officer/Director	Notes Payable		Earn-out	Accrued Salaries &
	Amount	Accrued Interest	Amount	Bonus Amount

Eric Skae, C.E.O. & President	$30,100	$821	$260,000	$162,500

O. Lee Tawes, III Director	$261,017	$75,131

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of December 31, 2010:

Officer/Director	Notes Payable			Accrued Salaries &
	Amount	Accrued Interest	Earn-out Amount	Bonus Amount

Eric Skae, C.E.O. & President	$50,000		$585,000	$112,506

O. Lee Tawes, III Director	$727,273	$52,597

In April 2010 David Tsiang, the Company’s then Chief Financial Officer of the Company exercised a warrant to acquire 40,000 Common Shares in the Company for $10,000.

In April 2010 Eric Skae, the Company’s then Chief Executive Officer and Chairmen of the Board of Directors of the Company, entered into a $50,000 0% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In April 2010 O. Lee Tawes, a then Director of the Company, entered into a $50,000 10% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In May 2010 O. Lee Tawes, a then Director of the Company, entered into a $300,000 15% Subordinated Demand Note. This Note was subsequently converted to Series K Preferred Stock, and then to common stock. See Item 5 under “Recent Sales of Unregistered Securities”

In September 2010 O. Lee Tawes, a then director of the Company participated in the above mentioned private placement and is the holder of a promissory note with an original issuance price of $200,000 and a face value of $227,273. Such holder also received warrants to purchase 272,727 shares of common stock. Accordingly, the note issued to the director and related warrants were initially recorded at $157,887 and $42,113, respectively. During the year ended December 31, 2010, the Company recognized $69,386 in amortization of debt discount on this note. This note has been classified in notes payable to related parties (see Note 5).

On January 12, 2011, O. Lee Tawes, a then director of the Company, lent the Company an aggregate of $75,000 for which he received a demand promissory note bearing interest at the rate of 12% per annum. Mr. Tawes lent the Company an additional $30,000 on February 24, 2011 for which he received a promissory note bearing interest at the rate of 0% per annum. This note was converted into 400,000 shares of common stock on April 29, 2011 at $0.075 per share. On June 30, 2011, O. Lee Tawes lent the Company an additional $10,000 for which he received a promissory note bearing interest at the rate of 10% per annum.

On January 12, 2011, Eric Skae, the Company's then CEO and a director, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest a the rate of 0% per annum. On January 28, 2011, the Company repaid $7,500 of this loan.

On February 24, 2011, David Tsiang the Company's then CFO, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest at a rate of 6% per annum.

On June 15, 2011, we entered into a Secured Factoring Loan with a principal amount of $426,680 with four lenders, The total amount received on the Secured Factoring Loan was $400,000 of which $125,000 was purchased by O. Lee Tawes (a then director) and $200,000 was purchased by Lorraine DiPaolo (a principal shareholder). These loans matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities. On August 24, 2011 these notes were converted into the recasted notes described in  below.

On July 14, 2011, July 28, 2011 and July 29, 2011 we issued Original Issue Discount Notes with three lenders receiving amounts of $75,000 from Lorraine DiPaolo (a principal shareholder), $50,000 and $25,000 respectively from other investors. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to Lorraine DiPaolo (a principal shareholder). On August 24, 2011 these notes were converted into the recast notes described below

On August 24, 2011, the Company recast $570,281(principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, and another who is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them totaling 2,881,405 common shares. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the year ended December 31, 2011.

Between September 13 and 16, 2011, the Company borrowed $250,000 from two investors, one of whom is a principal shareholder of the Company for $125,000 and refinanced an existing unsecured loan with one then officer in the amount of $30,100. The Company issued to these investors and officers the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,400,500 common shares (625,000 included in shares issuable). The common shares were fair valued at $62,500 as debt discount and will be amortized over the term of the notes.

On October 18, 2011 and November 14, 2011, the Company borrowed $25,000 and $30,000 from one investor. The Company issued to these investors the same 10% Secured Convertible Subordinated Notes as we had issued to the lenders reported in the paragraph above.  Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested, totaling 275,000 common shares (275,000 included in shares issuable).  The common shares were fair valued at $12,313 as debt discount and will be amortized over the term of the notes.

On October 18, 2011, November 1, 2011 and November 14, 2011, the Company borrowed $25,000, $50,000, and $30,000 from two investors, both of whom are principal shareholders of the Company. The Company issued to these investors the same 10% Secured Convertible Subordinated Notes as we had issued to the lenders reported in the above.  Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested, totaling 525,000 common shares.  The common shares were fair valued at $18,313 as debt discount and will be amortized over the term of the notes.

On December 1 and December 21, 2011 the Company borrowed $330,000 from one investor. We issued to this investor the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,650,000 common shares (1,650,000 included in shares issuable). The shares were valued at $565,890 as debt discount and will be amortized over the term of notes. In addition we agreed in a side letter to grant a revenue participation based on 2% of the first $2,000,000 of revenue and 3% of revenue above $2,000,000 in 2012. This agreement many be terminated by the Company with a penalty of 3 times the annual revenue participation.

On May 16, 2012, the Company borrowed $20,000 from CS Healthcare, a related party, in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. The investors also received up to 10,000,000 5 year warrants at a strike price of $0.03 per share and up to 10,000,000 shares of common stock at a price of $0.03 per share. On June 26, 2012, the Company borrowed $50,000 under this loan facility. On June 26, 2012, the Company borrowed $50,000 under this loan facility.

NOTE 14 - LEASE OBLIGATIONS

On March 8, 2010, the Company entered into a lease for 2,690 square feet of office space in a building located at One DeWolf Road, Old Tappan, New Jersey. The lease is for the period March 15, 2010 to April 15, 2013 with two options to renew for additional three year periods.  Rent expense under this lease was $49,090 and $43,143 for the years ended December 31, 2011 and 2010, respectively.

The Company leases certain equipment under various capital leases that expire in 2012 through 2014. Rent expense under these equipment leases was $23,882 and $22,153 for the years ended December 31, 2011 and 2010, respectively.

Baywood New Leaf Acquisition principal office was located at Dutch Hill Road, Orangeburg, NY 10962 and leased approximately 1,050 square feet of office space under a non-operating month-to-month lease. Rent expense under this lease for the year ended December 31, 2010 was $7,481.

The future minimum lease obligations for the remaining terms of the leases are as follows:

	New Jersey	Equipment
2012	$49,429	$18,215
2013	$12,441	$4,346
2014	$-	$2,349

NOTE 15 - GEOGRAPHIC AREA DATA BY PRODUCT LINE

From continuing operations the Company generates its revenues from numerous customers, primarily in the United States. The Company’s product lines include primarily ready-to-drink beverages. The Company operates in one reportable segment and holds all of its assets in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally:

Ready-to-Drink Beverages	2011	2010
United States	$2,237,824	$4,161,181
Canada	-	27,790
Other international	28,497	68,390
Total Ready-to-Drink Beverages	$2,266,321	$4,257,361

NOTE 16 - CREDIT RISK AND OTHER CONCENTRATIONS

As of December 31, 2011, two customers each accounted for 36% and 21% of trade accounts receivable, respectively. As of December 31, 2010, two customers each accounted for 24% and 24% of trade accounts receivable, respectively. For the year ended December 31, 2011, there was one customer with 27% of total sales  and for the year ended December 31, 2010, there was one customer with 22% of total sales The loss of this customer would have a material impact on the operations of the Company.

From time to time, the Company’s bank balances exceed federally insured limits. At December 31, 2011 and 2010, the Company had no bank balance in excess of federally insured limits.

The Company is dependent on certain third-party manufacturers, although we believe that other contract manufacturers could be quickly secured if any of our current manufacturers cease to perform adequately. As of December 31 2011 and 2010, we utilized one contract manufacturer and two manufacturer supplier. For the periods ended December 31, 2011 and 2010, we purchased 48% and 11% respectively, of our raw material goods from two manufacturers in during 2010 and we purchased 48%, 15% and 9% respectively, of our raw material from three manufacturers during 2010.

NOTE 17 – CONTINGENCIES

In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, the Company agreed to provide the former member of Skae, who is also the Company’s current Chief Executive Officer through February 14, 2012, with a three year earn-out arrangement. Under the terms of the earn-out arrangement, the Company can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit. As of September 30, 2011 and December 31, 2010, the Company has accrued $260,000 and $535,000 respectively related to the achievement of the performance targets. Currently, the Company is unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred. In January 2011, the Company amended the earn-out agreement with the CEO; where by Mr. Skae forgave his 2010 earn-out of $325,000 which also reduced the intangible by a same amount.

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

On March 12, 2010, the Company was notified that it was named as a defendant in lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. Vitro Packaging alleges the Company owed unpaid accounts payable and is seeking payment of approximately $345,000. The Company has entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275 until after May 16, 2011, which the Company has not paid and is recorded as a current liability. On August 17, 2011, the judgment was recorded in the State of New Jersey.

In December 2010, the Company’s Chief Operating Officer, William Sipper, resigned following an alleged incident involving a prospective employee of the Company. The Company turned the matter over to its insurance carrier and it was resolved satisfactorily.

On July 11, 2011, the Company was served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in a debt collection matter. The Company has accrued for this payment of $90,928 as of December 31, 2011 as part of accounts payable. The parties have been involved in settlement negotiations and the Company is hopeful that this may be amicably resolved. This matter is pending.

The Company filed a Certificate of Designation to its Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock with a par value of $.001 per share. As of December 31, 2011, Series K 10% Preferred stock dividends of $ 196,978 are accrued.

On February 4, 2012, we were served with a complaint by Hartford Meir, Inc demanding payment of $160,009 in a collection matter regarding a trade receivable conveyed to them by Mode Transportation (with whom the Company originally incurred the debt). We have accrued for this payment of $136,920 as of December 31, 2011 as part of accounts payable. The Company reached a settlement agreement with this creditor which was completed upon a final payment of $20,000 on 7/18/12.

Purchase Order Financing
On September 20, 2011 the Company entered into secured Purchase Order Financing agreements with certain suppliers for additional trade credit to produce and ship approximately $750,000 in orders to Company customers. The agreements are secured by certain future sales and inventory provided by the suppliers. The agreement provided for the repayment of $307,563 of outstanding accounts payable at September 30, 2011 and $443,000 in additional trade credit.

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

As of December 31, 2011 the Company’s accounts payable to those Suppliers was $ 460,490 of which $ 306,037 represented Purchase Order Financing. Subsequent to the year ended December 31, 2011 the Company made additions payments of $136,063 on January 13, 2012 and $6,354 on February 2, 2012.

NOTE 18 - SUBSEQUENT EVENTS

On January 5, 2012 the Company issued an additional 3 million shares of common stock investor relations maintenance agreement we entered on November 22, 2011.

On February 3 2012 one investor in our Series Preferred K converted 4 preferred shares and a warrant to purchase 1,333,333 shares of common stock into 3,600,000 shares of common stock.

On February 4, 2012, we were served with a complaint by Hartford Meir, Inc demanding payment of $160,009 in a collection matter regarding a trade receivable conveyed to them by Mode Transportation (with whom the Company originally incurred the debt). We have accrued for this payment of $136,920 as of December 31, 2011 as part of accounts payable. The Company reached a settlement agreement with this creditor which was completed upon a final payment of $20,000 on 7/18/12.

On February 24, 2012 and June 5, 2012 three investors in our Series Preferred K converted 7.25 preferred shares into 6,039,216 shares of common stock.

On March 22, 2012 the Company and the assignee of the lender agreed to terminate the Revenue Participation Agreement and the Company granted 25,000,000 restricted shares of common stock

As reported by the Company in the February 23, 2012 Form 8k:

On February 14, 2012 Eric Skae, our then Chairman, Chief Executive Officer and President, resigned as our Chairman, CEO, CFO and COO.  Mr. Skae also resigned as a member of our Board of Directors. Mr. Skae will remain with the Company in a non-executive consulting capacity to assist will all matters necessary. His resignation letter is annexed hereto as Exhibit 10.5.

On February 14, 2012, O. Lee Tawes resigned as a member of our Board of Directors. Mr. Tawes was not a member of any committee of the Board at the time of his resignation.

Effective February 15, 2012, we entered into an employment agreement with Mr. Fuselier pursuant to which Mr. Fuselier agreed to serve as our Chairman and Chief Executive Officer of New Leaf Brands, Inc.,, for a five-year term, with annual compensation of $150,000 subject to an annual increase of 5% upon meeting performance standards reasonably established by the board, or otherwise based on performance as reasonably determined by the board together with (i) a car allowance of $750 per month, (iii) a stock option grant from a plan to be determined, vesting in equal annual installments over five years and exercisable for a five-year period after each vesting date, as to the installment then vesting, subject to reduction of such period upon death, disability or termination of employment, and (iv) access to our benefit plans which we make generally available to other similarly situated senior level employees performing similar functions. The employment agreement contains restrictions on competition for one year after termination of employment.

On February 14, 2012 the Company entered into a Consulting Agreement with Fuselier and Co., Inc. to advise the Company on a corporate turnaround strategy. The compensation arrangement gives Fuselier the right to earn up to 34,000,000 shares of New Leaf Brands, Inc. common stock in 2012 and 12,000,000 shares thereafter annually.  As of July 25, 2012, the Company has issued 28,000,000 shares under this agreement.

On February 14, 2012 the Company entered into a Mutual Termination and Release agreement between New Leaf Brands, Inc. and Eric Skae. On February 15, the Company issued Mr. Skae an 8% 18 month Unsecured Note in the Amount of $200,000 which is convertible if asked by Mr. Skae, 13 months after the date of issuance at $0.01 (subject to a beneficial ownership blocker) and an 8% Demand Note in the amount of $100,000.

On February 14, 2012 the Company entered into a two year Consulting Agreement with Eric Skae. Effective February 16, 2012, Mr. Skae will receive a monthly consulting fee of $14,000 plus reimbursement of $4,000 in authorized expenses.

Between February 15, 2012 and March 2, 2012, the Company received proceeds of  $250,000 from four investors two of whom were principal shareholders Lorraine DiPaolo for $87,500 and Lee Tawes (a principal shareholder and former director) for $50,000 in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”), which Notes were coupled with warrant.  Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01 (subject to a beneficial ownership blocker). The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share.

On March 2, 2012 the Company entered into a public relations agreement with a consultant. In addition to the cash compensation of $7,000 paid, the party was also granted 1,000,000 restricted shares of common stock.

On March 2, 2012 the Company granted 12,500,000 restricted shares of common stock to six strategic advisors to the Company.

On May 31, 2012 the Company granted a financial advisor 700,000 restricted shares of common stock, per the agreement dated May 31, 2012.

On March 7,2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Corporation issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 15 investors elected to exercise their warrants for which the Company received $400,147 and issued 13,338,225 shares of common stock.

On or about March 30, 2012 the Company settled approximately $1.7 million in 105 vendor claims against the Company for approximately $333,454 in cash and $467,567 in common stock to be issued at a later date.

On March 30, 2012 the Company granted approximately 7,000,000 shares of common stock to six key distribution partners as inducement for their continued support and 17,606,556 shares of common stock to 35 vendors to in connection settlement certain outstanding claims.

On March 30, 2012 the Company granted certain contract employees and consultants 9,000,000 shares common stock, Inc and warrants to purchase 3,750,000 shares of common stock at $0.03 per share.

On April 9, 2012 the Company completed the sale its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). The terms of the divestiture was for a consideration of $1.00 plus the assumption of certain liabilities by DSCL. In addition, the Company gave DSCL 6,000,000 shares of the Company’s stock to as a reserve against possible offsets. The transaction will reduce liabilities by approximately $1,000,000.

On May 4,2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Corporation issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 7 investors elected to exercise their warrants for which the Company received $117,459 and issued 3,915,295 shares of common stock.

On May 16, 2012, the Company borrowed $20,000 from CS Healthcare, a related party, in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

Between August 24, 2011 and December 22, 2011 we borrowed an aggregate of $ 1,346,381 from eight investors, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lender was granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. Subsequent to the year ended 2011, between May 10 and May 17, 2012 six of the eight lenders agreed to:

1.	Waive and release its first priority and perfected security interest in and lien on the Company’s assets, and consents to the filing of a form UCC3 for the above UCC1 financing statements;

2.	In consideration for this waiver, we issued each lender 200,000 shares of common stock in New Leaf Brands, Inc.

The Company issued 1,200,000 shares of common stock to these six parties.

On June 26, 2012, the Company reached an agreement with related party Fuselier Bridg Capital, LLC to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. The investors also received up to 10,000,000 5 year warrants at a strike price of $0.03 per share and up to 10,000,000 shares of common stock at a price of $0.03 per share. On June 26, 2012, the Company borrowed $50,000 under this loan facility. On June 26, 2012, the Company borrowed $50,000 under this loan facility.

On July 10, 2012 the Company announced today that Mr. Terry L. Kinder had been appointed to its Board of Directors

Subsequent events were evaluated by the Company through the date the financial statements were issued. There were no other events that occurred subsequent to December 31, 2011 that would require recognition in the Company's consolidated financial statements.