Form 10-Q
period 2012-03-31
New Leaf Brands, Inc.
filed 2013-02-06
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: March 31, 2012

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

As of January 24th, 2013, there were 328,533,316 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

INDEX
		Page
PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	36
Item 1A	Risk Factors	36
Item 4	Removed and Reserved
Item 5	Other Information	42
Item 6	Exhibits	42

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEW LEAF BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS
Cash & cash equivalents	$154,436	$75,762
Accounts receivable, net of allowance of $37,689 for March 31, 2012 and December 31, 2011	39,692	169,490
Inventories	202,472	163,709
Prepaid expenses and other assets	288,833	8,462
Total current assets	685,433	417,423

Property and equipment, net	51,010	58,000
Intangible assets, net	1,073,948	1,117,609
Total assets	$1,810,391	$1,593,032

CURRENT LIABILITIES
Accounts payable	$1,220,436	$1,805,361
Purchase order financing	-	306,037
Accrued liabilities	227,323	469,447
Accrued liabilities related party	183,585	582,787
Accrued dividend	191,275	196,978
Interest payable	146,857	130,270
Short-term debt	539,530	120,490
Current portion of notes payable to related parties	866,822	752,787
Current portion of long-term debt	21,119	21,119
Other current liabilities	245,275	245,275
Current liabilities of discontinued operations	835,612	835,612
Total current liabilities	4,477,834	5,466,163

Long-term debt	14,338	14,338
Long-term notes payable to related parties	119,024
Derivative liabilities	288,939	45,613
Total long-term liabilities	422,301	59,951

Total liabilities	4,900,135	5,526,114

Commitment and contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value per, convertible 10,000,000 shares authorized Series K 10% Convertible Preferred Stock, 1,000 cumulative shares designated; 24 issued and outstanding (liquidation preference $725,744)	-	-
Common Stock, $0.001 par value per share, 500,000,000 shares authorized, issued and outstanding: 161,171,031 at March 31, 2012 and 150,811,031 at December 31, 2011	161,171	150,811
Shares issuable	113,239	5,550
Additional paid-in capital	47,527,712	44,025,118
Accumulated deficit	(50,891,866)	(48,114,561)

Total stockholders' deficit	(3,089,744)	(3,933,082)

Total liabilities and stockholders' deficit	$1,810,391	$1,593,032

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net Sales		$687,586
Cost of goods sold	$20,728	557,118
Gross profit	(20,728)	130,468

Operating expenses:
Shipping & handling	3,408	127,833
Marketing	102,728	617,997
General and administrative	2,715,717	569,829
Depreciation & amortization	50,651	129,292
Total operating expenses	2,872,504	1,444,951

Loss from operations	(2,893,232)	(1,314,483)

Other income (expense)
Miscellaneous (expense), net	(25,327)	(19)
Interest expense, net	(44,862)	(49,931)
Gain (loss) on settlement of accounts payable and extinguishment of long-term debt	562,893	(118,504)
Amortization of debt discount & deferred financing costs	(102,589)	(68,943)
Change in fair value of derivative liabilities	(256,956)	(64,269)
Total other income (expense)	(133,159)	(301,666)

Loss from operations before provision for income taxes	(2,760,073)	(1,616,149)
Provision for income taxes	-	-
Net loss	$(2,760,073)	$(1,616,149)

Dividend on Series K Preferred Stock	17,232
Net Loss available to common stockholders’	$(2,777,305)	(1,616,149)

Net loss per share-basic and diluted:
Net loss per share-basic and diluted	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	158,757,031	76,233,134

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,760,073)	$(1,616,149)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation & amortization	50,651	129,293
(Gain) loss on settlement of accounts payable and extinguishment of long-term debt	(562,893)	118,504
Amortization of debt discount & deferred financing cost	102,589	68,944
Warrants issued for services	200,618	10,398
Stock based compensation	12,561	62,217
Common stock issued for services	2,311,158	139,999
Change in fair value of derivative liabilities	256,956	64,269
Changes in assets & liabilities:
Accounts receivable	129,798	(158,166)
Inventories	(38,763)	129,536
Prepaid expenses and other current assets	(186,350)	(51,067)
Accounts payable	510,370	(119,222)
Accrued liabilities and other liabilites	(198,037)	(15,455)
Net cash (used in) operating activities	(171,415)	(1,236,899)

Cash flows from investing activities:
Net cash (used in) investing activities	-	-

Cash flows from financing activities
Proceeds from notes payable	250,000	205,000
Proceeds from exercise of warrants	306,126	-
Payments on purchase order financing	(306,037)	-
Net proceeds from sale of preferred stock and warrants	-	1,068,401
Principal payments on notes payable	-	(11,474)
Net cash provided by financing activities	250,089	1,261,927

Net increase in cash for the period	78,674	25,028
Cash and cash equivalents at the beginning of period	75,762	13,024
Cash and cash equivalents at the end of period	$154,436	$38,052

Cash paid during the period for:
Interest		$76,482

NONCASH INVESTING AND FINANCING ACTIVITIES:
Settlement of accounts payable for shares and warrants	660,446	100,000
Conversion of debt obligations		4,129,171
Forgiveness of earn-out and reduction of intangibles		325,000
Conversion of accrued expenses - related party into note payable	200,000

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

The condensed consolidated financial statements include NEW LEAF BRANDS, INC. (“the Company”) and its wholly-owned subsidiaries Nutritional Specialties and Baywood New Leaf Acquisition, Inc. Nutritional Specialties was acquired by the Company effective March 30, 2007. Skae Beverage International LLC was acquired by Baywood New Leaf Acquisition, Inc. effective September 9, 2008. On July 24, 2009 the Company sold substantially all of our rights and assets of Nutritional Specialties to Nutra, Inc.

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

On April 9, 2012 the Company completed the sale of its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). The terms of the divestiture included consideration of $1.00 plus the assumption of certain liabilities by DSCL. In addition, the Company gave DSCL 6,000,000 shares of the Company’s stock as a reserve against possible offsets. The transaction may reduce liabilities by approximately $835,000.

Basis of presentation

In the opinion of management, the accompanying unaudited, condensed, consolidated financial statements contain all adjustments necessary to present fairly the financial position of New Leaf Brands, Inc. (“New Leaf” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with New Leaf's audited financial statements for the year ended December 31, 2011, included in New Leaf's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States (“GAAP”). These principles require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Reclassification

In connection with the preparation of its March 31, 2012 financial statements, the Company has reclassed $349,243 from notes payable to additional paid in capital to properly account for the convertible debt and warrants issued in December 2011. The Company determined that the amount was not material to the financial statements for the year ended December 31, 2011.  There was no impact on the statement of operations for the year ended December 31, 2011 or the quarter ended March 31, 2012.

2. GOING CONCERN

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of March 31, 2012. To date, it has also been unable to generate sustainable cash flows from operating activities. In addition, the Company has $4,477, 834 in current liabilities payable within the next twelve months including an obligation which is currently in default (see Item 3 - DEFAULTS UPON SENIOR SECURITIES). For the three months ended March 31, 2012, the Company’s loss from continuing operations was $2,760,073.  As of March 31, 2012, the Company’s cash and cash equivalents and working capital deficiency are $154,436 and $ 3,792,401) respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence is dependent upon its ability to obtain necessary financing. The Company believes that its existing cash resources, combined with projected cash flows from operations, will not be sufficient to execute its business plan and continue operations for the next twelve months without additional funding. The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital. In the first half of 2012, the Company raised gross proceeds of $767,606 pursuant to Unsecured Note Issuances in February 2012 and the Warrant reset and Exchange Offer in March and May 2012 (Subsequent Events). In addition, the Company raised an additional $360,000 in the second half of 2012 and $150,000 in January 2013. In addition to paying down and restructuring its debt, management is actively taking steps to reduce the Company’s future operating expenses and increase future sales. However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed. As such the Company’s corporate strategy has broadened from solely New Leaf lemonades and teas to an acquirer of mature beverage distributors and manufactures.

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories consist primarily of raw material and finished product and are recorded at the lower of cost (on an average cost basis) or market. Inventories consisted of the following:

	March 31, 2012	December 31, 2011
	(unaudited)
Raw material	$168,567	$133,376
Finished goods	33,905	30,333
	$202,472	$163,709

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Property and Equipment consisted of the following:

	March 31 2012	December 31 2011
	(unaudited)
Furniture and fixtures	$19,539	$19,539
Computers	125,654	125,654
Equipment	21,199	21,199
Total	166,392	166,392
Less: Accumulated depreciation	115,382	108,392
Net property and equipment	$51,010	$58,000

Intangible assets

Intangible assets consist of brand value resulted from the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC. Intangible assets consisted of the following at March 31, 2012 (unaudited) and December 31, 2011:

Brand Value – New Leaf Tea
Asset value at December 31, 2011	$4,760,824
Accumulated amortization	(1,488,215)
Impairment of intangibles	(2,155,000)
Net asset value at December 31, 2011	$1,117,609

Asset value at March 31, 2012	$2,605,824
Accumulated amortization	(1,531,876)
Net asset value at March 31, 2012	$1,073,948

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

During the quarter ended September 30, 2011, the Company determined that a triggering event occurred and performed an interim impairment analysis. The interim impairment analysis resulted in an impairment of $1,100,000 for the third quarter of 2011. During the year ended December 31, 2011, the Company determined that the economic uncertainty surrounding the Company’s ability to remain in business triggered an impairment analysis. The Company’s interim and annual tests, using predominately a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company’s key assumptions used in its annual impairment analysis included the following: a discount rate of 18% based on the estimated weighted average cost of capital from the market participant point of view; royalty rate of 4.0%; an average perpetual growth rate of 66% for six years and a tax rate of 38%. An increase in the discount rate of 1% or a 1% deterioration of the perpetual revenue growth rate would increase the impairment loss by approximately $38,000 or $11,000, respectively. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. For the year ended December 31, 2011, the impairment of the Company’s brand value mainly resulted in the decline in its projected revenues and operating results and cash flows. The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $2,155,000 for the year ended December 31, 2011. In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimated remaining useful lives.

The brand value (including Trademarks and Trade Names) of continuing operations are being amortized over the estimated life of ten years. Amortization expense for the three months ended March 31, 2012 and 2011 was $43,662 and $120,624 respectively. The aggregate amortization for the years ended December 31, 2012 through December 31, 2016 and years thereafter is as follows:

Year	Amortization
2012	$130,997
2013	159,658
2014	159,658
2015	159,658
2016	159,658
Thereafter	304,319
Total	$1,073,948

Option -Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each option and warrant grant and beneficial conversion on the date of grant using the Black-Scholes option-pricing model. The option and warrant estimates are based on the following assumptions for the three months ended March 31, 2012 and 2011 (unaudited):

	March 31, 2012	March 31, 2011
Dividend yield	0%	0%
Volatility	125.46% to 202.28%	56% to 98%
Risk free interest rate	0.17% to 1.01%	0.2% to 2.4%
Expected term	1.08 to 5 years	0.29 to 5 years

The Company accounts for the beneficial conversion feature of debt and preferred stock using intrinsic value method measure at the date of issuance.

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

The Company originally estimated the fair value of these warrants using a Black-Scholes valuation model. The same valuation model approach is applied to the market price of the Company’s common stock at March 31, 2012 and 2011 to determine the amount of the derivative relative to the down round protection. The change in this derivative value is included in the consolidated statement of operations as a change in fair value of derivative liabilities. The Company considers these derivative instruments as used for the purpose of securing financing.

The following table summarizes the fair value of warrants classified as liability instruments, recorded on the consolidated balance sheet as of March 31, 2012 (all of which are calculated using level 3 fair value measurements):

Total Fair Value
of Derivative as of
Offering	March 31, 2012
2006 and 2008 Bridge Financing	$1,210
Warrants issued to Series I and J Preferred Stock holders	436
October 2009 notes	6,309
February 2010 stock and warrant issuance	72,057
April 2010 stock and warrant issuance	67,483
September 2010 notes	141,444
$288,939

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) during the three months ended March 31, 2012:

Balance at December 31, 2011	$45,616
Reclassification of derivative liability on warrant exercised	(13,633)
Change in fair value of derivative instruments included in net loss for the three months ended March 31, 2012	256,956

Balance at March 31, 2012	$288,939

On March 7, 2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Corporation issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 15 investors elected to exercise their warrants for which the Company received $400,147 and issued 13,338,225 shares of common stock.

On February 3, 2012 one investor in our Series Preferred K converted 4 preferred shares into 2,266,667 shares of common stock and exercised a warrant to purchase 1,333,333 shares of common stock.

On February 24, 2012 one investor in our Series Preferred K converted 1.45 preferred shares into 1,210,000 shares of common stock.

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

The Company recognizes interest and penalties related to uncertain tax positions in interest and general and administrative expense. As of March 31, 2012, the Company has no unrecognized tax positions, including interest and penalties.

The tax years 2008-2011 are open to examination by the major tax jurisdictions in which the Company operates.

Comprehensive Income (Loss)

The Company accounts for its Comprehensive Income (Loss) under the Topic of the Codification (ASC Topic 220-10), “Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income (loss) and its components within the financial statements. Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss). There were no other components of comprehensive income (loss) other than the net loss for the three months ended March 31, 2012 and 2011, respectively.

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

	2012	2011
United States	$-	$675,038
Other International	-	12,548
Totals	$-	$687,586

The Company holds all its assets in the United States.

5. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At March 31, 2012, the cash balances in these institutions were insured in full by the Federal Deposit Insurance Corporation. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base.

As discussed in the section “NEAR TERM BUSINESS STRATEGY”, on February 14, 2012, the Board elected David Fuselier as New Leaf’s Chairman, President, and Chief Executive Officer and simultaneously, Eric Skae stepped down as our Chairman, President and Chief Executive Officer.  Mr. Fuselier immediately implemented a turnaround plan to (a) refocus our sales and marketing efforts to our core product markets, (b) restructure corporate operations and product mix to significantly improve operating margins, (c) achieve significant debt restructurings and interim financings to both strengthen the balance sheet and support sustainable growth and (d) achieve additional tactical and strategic financing to support anticipated growth, research and development and release of new product lines and acquisitions.

While the Company made considerable progress towards the turnaround plan during the three months ended March 31, 2012, a delay in interim financing delayed production, shipment of open customer orders and inventory purchases from distributors until after the period ended. Production and sales activity resumed during the first week of April, 2012.

The aggregate accounts receivable from three customers amounted to 81% of the accounts receivable balance outstanding at March 31, 2012.

 The aggregate accounts payable due to the top four vendors amounted to approximately 32% of the accounts payable balance outstanding March 31, 2012.

A slowdown or loss of these customers or vendors could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

6. NOTES PAYABLE TO RELATED PARTIES

Related party notes payable at December 31, consisted of:

	March 31,	December 31,
Description	2012	2011
	(unaudited)
Unsecured note payable to a former director with a face amounts of $50,000 bearing interest at 10% per annum and payable on October 31, 2012 (E)(F)(G)(I)	$50,000	$50,000
Unsecured note payable to a former director with a face amounts of $5,500 bearing interest at 10% per annum and payable on demand (C)	5,500	5,500
Unsecured note payable to a principal shareholder with a face amounts of $55,000 bearing interest at 10% per annum and payable on September 18, 2012 and October 14, 2012 (E)(F)(G)	55,000	55,000
Unsecured note payable to an officer with a face amount of $20,000 bearing interest at 6% per annum and payable on demand (C)	20,000	20,000
Unsecured note payable to a director with a face amount of $75,000 bearing interest at 12% per annum and payable on demand (C)	75,000	75,000
Unsecured note payable to a director with a face amount of $10,000 bearing interest at 10% per annum and payable on demand (D)	10,000	10,000
10% Secured Convertible Subordinated Notes to a principal shareholder with a face amount of $125,000 bearing interest at 10% payable July 23, 2012 (H)	125,000	125,000
Secured factoring loan agreement to a principal shareholder with a face amount of $298,227 bearing interest at 10% payable July 23, 2012 (E)(F)(G)	298,227	298,227
10% Secured Convertible Subordinated Notes to a director with a face amount of $120,517 bearing interest at 10% payable July 23, 2012 (E)(F)(G)	120,517	120,517
Secured note payable to an officer with a face amount of $30,100 bearing interest at 10% payable August 13, 2012 (H)	30,100	30,100
Unsecured note payable to a former director with a face amount of $50,000 bearing interest, which is payable at maturity on July 15, 2013, at 8% per annum. (A)	50,000	-
Unsecured note payable to a principal shareholder with a face amount of $50,000 which is payable at maturity on July 15, 2013, at 8% annum. (A)	50,000	-
Unsecured note payable to a principal shareholder with a face amount of $37,500 bearing interest, which is payable at maturity on September 3, 2013, at 8% per annum. (A)	37,500	-
Unsecured note payable to a former officer with a face amount of $200,000 bearing interest, which is payable at maturity on August 14, 2013, at 8% per annum. (B)	200,000	-
Unsecured note payable to a former officer with a face amount of $100,000 bearing interest, which is payable on demand, at 8% per annum. (B)	100,000	-

Notes payable to related parties	$1,226,844	$789,344
Discount on Debt	(240,998)	(36,557)
Total notes payable to related parties	$985,846	$752,787
Less current maturities	866,822	-
Long-term notes payable to related parties	$119,024	$752,787

A)
Between February 15, 2012 and March 2, 2012, the Company received proceeds of $250,000 from four investors in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”), which Notes were coupled with warrants. One of the investors is a principal shareholder who invested $87,500 and the other was a former director who invested $50,000 in the Unsecured Notes. Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01. The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share. In addition the investors received the right to invest in new notes on the same basis as provided.

B)
On February 14, 2012 the Company entered into a Mutual Termination and Release agreement between New Leaf Brands, Inc. and Eric Skae. On February 15, the Company issued Mr. Skae an 8% 18 month Unsecured Note in the Amount of $200,000 which is convertible if asked by Mr. Skae, 13 months after the date of issuance at $0.01 (subject to a beneficial ownership blocker of 4.99%) and an 8% Demand Note in the amount of $100,000.

C)	These notes were issued during the year ended December 31, 2011 to provide short-term financing.

D)
On June 30, 2011, the Company issued a $10,000 Demand 10% Promissory Note to a director of the Company. The note required a $5,000 repayment on July 7, 2011 which the holder converted to due on demand on the same day at no additional cost to the Company.

E)
On June 15, 2011, the Company entered into a Secured Factoring Loan with a principal amount of $426,680 with four lenders, the total amount received on the Secured Factoring Loan was $400,000 of which $125,000 was purchased by a director of the Company and $200,000 was purchased by a principal shareholder. These loans matured on August 20, 2011 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities. On August 24, 2011 these notes were converted into the recasted notes described in (G) below. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt.

F)
On July 14, 2011, July 28, 2011 and July 29, 2011 the Company issued Original Issue Discount Notes with three lenders receiving amounts of $75,000 from a principal shareholder, $50,000 and $25,000 respectively from other investors. These notes mature on January 14, 2012 at $170,458 and are secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to the principal shareholder. On August 24, 2011 these notes were converted into the recast notes described in (G) below. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt.

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

H)
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

I)
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

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these related party notes as of March 31, 2012:

Year Ending December 31,	Principal Maturities
2012	$889,344
2013	337,500
Total	$1,226,844

7. SHORT-TERM DEBT

Short-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
Description	2012	2011
	(unaudited)
Secured loan agreement with a face amount of $155,000 bearing interest at 10% payable November 21, 2012 ( A) (B) (D)	$155,000	$155,000
Secured loan agreement with a face amount of $175,000 bearing interest at 10% payable November 1, 2012 (A) (B) (D)	175,000	175,000
Secured loan agreement with a face amount of $30,000 bearing interest at 10% payable October 14, 2012 ( A) (B) (C) (E)	30,000	30,000
Secured loan agreement with a face amount of $25,000 bearing interest at 10% payable October 18, 2012 ( A) (B) (C) (E)	25,000	25,000
Secured factoring loan agreement with a face amount of $282,537 bearing interest at 10% payable July 23, 2012 and August 13, 2012 ( A) (B)	282,537	282,537

Total short-term debt before discount on debt	667,537	667,537
Discount on Debt (D)	(128,007)	(547,047)
Total short-term debt	$539,530	$120,490

A)
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

B)
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

C)
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

D)
Between December 1 and December 21, 2011 the Company borrowed $330,000 from an investor. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,650,000 common shares (1,650,000 shares included in shares issuable). The shares were valued at $565,890 as debt discount and will be amortized over the term of notes. In addition we agreed in a side letter to revenue participation based on 2% of the first $2,000,000 of revenue and 3% of revenue above $2,000,000 in 2012. This agreement may be terminated by the Company with a penalty of 3 times the annual revenue participation. On July 11, 2012 both notes were converted into common stock.

During first quarter of 2012, the Company reclassified approximately $349,000 of debt discount to additional paid in capital due to previously over allocated embedded beneficial conversation in excess of carrying value of the related notes.

E)
On October 18, 2011 and November 14, 2011 the Company borrowed $25,000 and $30,000 from one investor. The Company issued to this investor the same 10% Secured Convertible Subordinated Notes as we had issued to the lenders reported in the above paragraph E.  Additionally, such investor received an additional 5 shares of our common stock for each $1.00 invested, totaling 275,000 common shares (275,000 included in shares issuable).  The common shares were fair valued at $12,313 as debt discount and will be amortized over the term of the notes

8. LONG-TERM DEBT

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

Description	March 31, 2012	December 31, 2011
	(unaudited)
$822,920 Note payable to a trust, bearing interest at 5% per annum, unsecured(A)
Unsecured note payable to a shareholder with a face amount of $25,000 bearing interest at 8% per annum and payable July 15, 2013 (C)	$25,000
Unsecured note payable to a shareholder with a face amount of $50,000 bearing interest at 8% per annum and payable July 15, 2013(C)	50,000
Unsecured note payable to a shareholder with a face amount of $37,500 bearing interest at 8% per annum and payable September 3, 2013(C)	37,500
Equipment loan bearing interest at 11% per annum, mature in November 2013 (B)	35,457	$35,457
Total long-term debt	147,957	35,457
Less current maturities	21,119	21,119
Discount on Debt	(112,500)
Long-term debt	$14,338	$14,338

Interest expense for the three months ended March 31, 2012 and 2011 amounted to $28,850 and $13,743, respectively. The weighted average interest rate for all long-term borrowings was 17.34% for 2012 and 6% for 2011.

A)
The Company is in negotiation with certain former shareholders of Nutritional Specialties, Inc. The Company stopped making principal and interest payments on these notes in September 2009 and the notes were considered to be in default and presented as a current liability (See Note 12 Contingencies). In March 2012, the Company approved the sale of the Nutritional Specialties, Inc and all outstanding liabilities have been reclassified to discontinued operations for all periods presented. The sale was consummated in April 2012.

B)
On December 3, 2008, the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719 which matures by December 2013.

C)
Between February 15, 2012 and March 2, 2012, the Company received proceeds of $250,000 from four investors in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”), which Notes were coupled with warrants. One of the investors is a principal shareholder who invested $87,500 and the other was a former director who invested $50,000 in the Unsecured Notes. Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01. The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share. In addition the investors received the right to invest in new notes on the same basis as provided.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of March 2012:

Year Ending December 31,	Principal Maturities
2012	$21,119
2013	126,838
Total	$147,957

9. STOCKHOLDERS’ DEFICITS

On March 7, 2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Corporation issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 15 investors elected to exercise their warrants for which the Company received proceeds of $400,147 and issued 13,338,225 shares of common stock.

During the quarter ended March 31, 2012, the Company issued 12,401,000 common shares in settlement of accounts payable for $660,446.

On February 3, 2012 one investor in our Series Preferred K converted 4 preferred shares and Series X, Y and Z warrants to purchase 1,333,333 shares of common stock into 3,600,000 shares of common stock.

On February 24, 2012 and June 5, 2012 three investors in our Series Preferred K converted 1.45 and 5.8 preferred shares into 1,210,000 and 4,829,216 shares of common stock, respectively.

On March 21, 2012 the Company granted 25,000,000 restricted shares of common stock to an investor who loaned the Company $330,000 on December 1, 2011 and December 22, 2011 in connection with the termination of the revenue participation agreement.

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

On January 21, 2011, the Company completed a unit offering of an aggregate of $1,215,000 of its Series K 10% Convertible Preferred Stock (“Series K Preferred Stock”) and three series (Series X, Y and Z) of common stock purchase warrants (“Warrants”) to eleven accredited investors. Each unit sold consisted of one share of $25,000 stated value (and liquidation preference) of Series K Preferred Stock and Warrants to purchase up to an aggregate of 333,333 shares of common stock at $0.15 per share, subject to adjustment. A total of 48.6 units were sold. The Series X Warrants are five-year warrants, exercisable immediately to purchase an aggregate of 4,049,999 shares of common stock. The Series Y Warrants are exercisable until 45 days after the effectiveness of a certain registration statement and are exercisable to purchase an aggregate of 4,049,999 shares of common stock. The Series Z Warrants are ‘five-year’ warrants whose effectiveness are conditional upon the exercise of the holder’s Y warrants and are exercisable to purchase an aggregate of 8,100,001 shares of common stock. Pursuant to a Registration Rights Agreement described below, Investors also received the right to demand that the Company file one or more registration statements covering the securities into which the Series K Preferred Stock is convertible and as to which the Warrants are exercisable. As a condition to consummation of the offering, certain individuals converted outstanding debt in the original principal amount of $2,050,000 into 82 shares of the Company’s Series K Preferred Stock and 6,833,334 Series Y warrants. Additionally, all subscribers to the Company’s 12% Original Issue Discount Notes sold in September and October 2010, whose then current balances on such Notes aggregated $2,079,171, were automatically converted into 83.16 units of the Company’s Series K Preferred Stock and were issued X, Y and Z warrants pari- passu to the current unit investors (an aggregate of 6,930,571 Series X warrants, 6,930,571 Series Y warrants and 13,861,139 Series Z warrants).

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

10. STOCK OPTIONS AND WARRANTS

Set forth below is a description of the Company’s warrants as of March 31, 2012:

Designation / Reason Granted	Original issue date	Shares of Common Stock Upon Exercise	Exercise Price / Share	Expiration Date

Marketing Program Development	October-07	250,000	$1.00	October-12
Ancillary Warrants	June-07	5,000	$0.40	June-12
April 2008 Bridge Notes Warrants (1)	April-08	15,625	$0.80	April-13
September 2008 Bridge Note Warrants (1)	September-08	25,884	$0.85	September-13
Series J Warrants (1)	December-08	14,368	$0.87	December-13
October 2009 Note Warrants (1)	October-09	200,000	$0.25	October-14
Investor Warrants 2009 Private Placement (1)	December-09	531,817	$0.55	December-14
Investor Warrants 2009 Private Placement (1)	February-10	289,545	$0.55	February-15
Marketing Program Development	March-10	150,000	$0.49	March-15
Investor warrants 2009 Private Placement (1)(2)	May-10	1,164,346	$0.25	May-15
Investor Warrants 2010 Private Placement (1)	June-10	1,821,414	$0.45	June-15
Investor Warrants 2010 Original Issue Discount Private Placement (1)	September/October 2010	3,338,703	$0.25	September, October 2015
Placement agent Warrants (1)	October-10	444,609	$0.25	October-15
Investor X Warrants 2011 Series K Preferred stock	January 2011	8,054,102	$0.15	January-16
Investor Y Warrants 2011 Series K Preferred stock	January 2011	8,054,102	$0.15	45 days after registration statement
Investor Z Warrants 2011 Series K Preferred stock	January 2011	16,129,835	$0.15	January-16
Placement agent X Warrants	January 2011	361,000	$0.15	January-16
Debt conversion Y Warrants	January 2011	1,833,333	$0.15	45 days after registration statement
Marketing Program Development	2/1/2011	100,000	$0.15	February-16
Investor Relations	November-11	5,000,000	$0.25	11/20/2016
2012 Unsecured Note Warrants	February March 2012	19,166,667	$0.03	February, March 2017
Warrants issued for services	March 2012	3,750,000	$0.03	March 2017

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

Between February 15, 2012 and March 2, 2012, the Company received proceeds of $250,000 from four investors in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”), which Notes were coupled with warrants. One of the investors is a principal shareholder who invested $87,500 and the other was a former director who invested $50,000 in the Unsecured Notes. Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01. The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share. In addition the investors received the right to invest in new notes on the same basis as provided.

The fair value was determined using the Black-Scholes-Merton option valuation model using the following assumptions:

Stock price	$0.015 to 0.06
Term (Years)	5
Volatility	125.46 to 126.53%
Risk-free interest rate	0.81 to 1.01%
Exercise price	0.03
Dividend yield	0%

On March 7, 2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Corporation issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 15 investors elected to exercise their warrants for which the Company received $400,147 in proceeds and issued 13,338,225 shares of common stock.

The following table reflects a summary of common stock warrants outstanding and warrant activity during 2012:

	2012
	# Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1,	52,893,843	0.20	3.46
Granted during the year	30,536,111	0.03	4.91
Exercised during the year	(12,580,855)	0.03	4.57
Expired during the year	(148,749)	0.15	4.57
Warrants outstanding at December 31,	70,700,350	$0.1454	3.40

The Common Stock warrants expire in years ended December 31 as follows:

2012	255,000
2013	55,877
2014	731,817
2015	7,208,617
2016 and thereafter	52,561,604
45 days after registration statement	9,887,435
Total	70,700,350

Stock options

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of Common Stock that may be granted is 500,000, amended to 325,000 in 1999. The 1996 Plan provides that shares granted come from the Company’s authorized but unissued Common Stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. At the Company’s Annual Meeting held on December 10, 2004, the Company’s stockholders approved the 2004 Stock Option Plan (the "2004 Plan"). At the Company’s Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of Common Stock that may be granted to 2,000,000 under all plans. At the Company’s Board of Directors meeting on June 27, 2008, the Board approved a new Stock Option Plan (the “2008 Plan”) for a total of 2,000,000 additional shares. At the Company’s Board of Directors meeting held on February 2, 2010, the Board approved a new Stock Option Plan (the “2010 Plan”) for a total of 3,000,000 additional shares. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The option vesting period is determined by the Board of Directors at the time of grant and ranges from immediately to five years. The Company did not grant any stock options to directors and employees during the three months ended March 31, 2012.  Compensation cost recognized during the three months ended March 31, 2012 and 2011 related to stock-based awards was $12,561 and $62,217 respectively. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model

The summary of activity for the Company's stock options is presented below:

	2012	Weighted Average Exercise Price

Options outstanding at beginning of year	2,241,250	$0.67
Granted	-	$-
Exercised	-	-

Terminated/Expired	(736,802)	$0.58

Options outstanding at end of year	1,504,448	$0. 70

Options exercisable at end of year	1,323,945	$0.70

Options available for grant at end of year

Price per share of options outstanding	$0.40 to 1.02	$0.40 to 1.02

Weighted average remaining contractual lives of all options	6.41 years

Weighted Average fair value of options granted during the year	0	$0-

The Common Stock options expire as follows:

2012
2013	-
2014	-
2015	-
2016	-
After 2016	1,504,448
1,504,448

The aggregate intrinsic value of the options outstanding at March 31, 2012 was $0 with a weighted average remaining contract term of 6.41 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $49,006 as of March 31, 2012

11. RELATED PARTIES TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of March 31, 2012, the title reflects the position held by the individual as of September 6, 2012:

Officer/Director	Notes Payable		Earn-out	Accrued Salaries &
	Amount	Accrued Interest	Amount	Bonus Amount

Eric Skae, Former C.E.O. & President	$330,100	$2,970	$	$

O. Lee Tawes, III Former Director	$311,017	$78,690

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

On January 12, 2011, Eric Skae, the Company's then CEO and a director, lent the Company an aggregate of $20,000 for which he received a demand promissory note bearing interest at the rate of 0% per annum. On January 28, 2011, the Company repaid $7,500 of this loan. During September 2011, the Company refinanced an existing unsecured loan with one officer in the amount of $30,100. The Company issued the officer the same 10% Secured Convertible Subordinated Notes they had issued to the lenders with the recast notes. Additionally, the officer received an additional 5 shares of its common stock for each $1.00 of interest and principal due them. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $7,525.

On February 14, 2012 the Company entered into a Mutual Termination and Release agreement between New Leaf Brands, Inc. and Eric Skae. On February 15 the Company issued Mr. Skae an 8% 18 month Unsecured Note in the Amount of $200,000 which is convertible if asked by Mr. Skae, 13 months after the date of issuance at $0.01 (subject to a beneficial ownership blocker) and an 8% Demand Note in the amount of $100,000.  As of February 14, 2012, Mr. Skae’s accrued earn out of $260,000 and accrued bonus of $166, 667 was part of the total indebtedness of $508,193 which was recasted into $300,000 in debt and $178,093 of which was forgiven by Mr. Skae.

On May 16, 2012, the Company borrowed $20,000 from CS Healthcare, a related party, in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. The investors also received up to 10,000,000 5 year warrants at a strike price of $0.03 per share and up to 10,000,000 shares of common stock at a price of $0.03 per share. On June 26, 2012, the Company borrowed $50,000 under this loan facility. On August 18, 2012, the Company borrowed an additional $100, 913 under this loan facility.

On August 2, 2012 David Fuselier was elected as a director and chairman and appointed the position of chief executive officer of Integrated Freight Corp (Ticker: IFCR.OTCBB), a related party.

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

On December 7, 2009, the Company received a demand notice for payment for $822,920 from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, the Company offered to settle any claims against us in this matter for cash and restricted common stock. The Company's offer lapsed before it was accepted. The Company intends to continue to attempt to negotiate a settlement for this debt. The Company has accrued for this payment of $822,920 as of December 31, 2010 as a current portion of note payable. On July 7, 2010, the Company was served with a Complaint demanding payment of the remaining balance of a $1,200,000 note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc. The parties have attended mediation and the Company is hopeful that this may be amicably resolved. This matter remains pending. As discussed in Note 14 “Subsequent Events” on April 9, 2012 the Company completed the sale its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). As part of the security purchase agreement, DSCL assumed this obligation and indemnified the Company for the note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc

On March 12, 2010, the Company was notified that it was named as a defendant in lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. Vitro Packaging alleges the Company owed unpaid accounts payable and is seeking payment of approximately $345,000. The Company has entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275 until after May 16, 2011, which the Company has not paid and is recorded as a current liability. On August 17, 2011, the judgment was recorded in the State of New Jersey. During September 2012, the Company re-initiated negotiations to settle this matter. In October 2012, Management negotiated an agreement with Vitro whereby the Company would pay $125,000 in three installments to settle all claims relating to the litigation.  To date, no payments have been made under the agreement, however, Vitro and Company continue to discuss a beginning date for the installment payments

On January 21, 2011, The Company filed a Certificate of Designation to its Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock with a par value of $.001 per share. As of March 31, 2012, Series K 10% Preferred stock dividends of $ 191,275 are accrued.

On July 11, 2011, the Company was served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in an accounts payable collection matter. The parties settled this matter on April 15, 2012 for a combination of stock and cash. The stock component has been paid and the cash component remains open.  At December 2012, the parties continue to discuss payment of the cash component.

 On January 12, 2012 Key Equipment filed a complaint demanding payment of $81,943 and on August 29, 2012 a Final Judgment was attained.   In November 2012, the parties agreed to a Stipulation of Settlement for $65,000 requiring an initial payment of $5,000 and subsequent monthly payments of $1,666 until fully retired.  To date, the Company has not begun the payments as required under the Stipulation.

On February 4, 2012, we were served with a complaint by Hartford Meir, Inc demanding payment of $160,009 in a collection matter regarding a trade receivable conveyed to them by Mode Transportation (with whom the Company originally incurred the debt). We have accrued for this payment of $136,920 as of March 31, 2012 and December 31, 2011 as part of accounts payable. The Company reached a settlement agreement with this creditor which was completed upon a final payment of $20,000 on July 18, 2012. The case has been dismissed.

On January 9, 2013, we received a complaint from Stephen Gould Corporation alleging that we were in breach of contract and sought $47,587 for such breach.  The Company’s counsel is reviewing the complaint.

Purchase Order Financing

On September 20, 2011 the Company entered into secured Purchase Order Financing agreements with certain suppliers for additional trade payable to produce and ship approximately $750,000 in orders to Company customers. The agreements are secured by certain future sales and inventory provided by the suppliers. The agreement provided for the repayment of $307,563 of outstanding accounts payable at September 30, 2011 and $443,000 in additional trade credit by the Company.

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

As of March 31, 2012 the Company’s accounts payable to those Suppliers was $120,917 of which $0 represented Purchase Order Financing.

13. NET LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted net loss per share for the periods ended March 31, 2012 and 2011 because the effect of their inclusion would be anti-dilutive.

As of March 31, 2012, there were warrants and options to purchase 70,700,350 shares of common stock outstanding and Series K Preferred shares were convertible into 20,584,118 shares of common stock.

14. DISCONTINUED OPERATIONS

On April 9, 2012, the Company completed the sale of its non-operating subsidiary of Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). The accompanying consolidated financial statements have been reclassified for all prior periods to report the assets and liabilities of this subsidiary.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	March 31, 2012 (unaudited)	December 31, 2011

ASSETS	$—	$—

LIABILITIES
Note payable to trust	822,920	822,920
Accounts payable and accrued expenses	$12,692	$12,692
Current liabilities of discontinued operations	$835,612	$835,612

15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. The Company adopted this pronouncement in the first quarter of 2012.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08).

Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is greater than its carrying amount, performing the current two-step impairment test is not required. The guidance also includes a number of events and circumstances that an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test. We do not expect this guidance to have a material impact on our financial statements.

16. SUBSEQUENT EVENTS

On April 9, 2012 the Company completed the sale its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). The terms of the divestiture was for a consideration of $1.00 plus the assumption of certain liabilities by DSCL. In addition, the Company issued 6,000,000 shares of the Company’s stock valued at approximately $180,000 to DSCL as a reserve against possible offsets. The Company estimated a charge of approximately $180,000 in connection with this transaction.

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

Between August 24, 2011 and December 22, 2011 we borrowed an aggregate of $ 1,346,381 from eight investors, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock.  Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lender was granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. Subsequent to the year ended 2011, between May 10 and May 17, 2012 six of the eight lenders agreed to waive and release its first priority and perfected security interest in and lien on the Company’s assets, and consents to the filing of a form UCC3 for the above UCC1 financing statements. In consideration for this waiver, we issued each lender 200,000 shares of common stock in New Leaf Brands, Inc.

The Company issued 1,200,000 shares of common stock to these six parties.

On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC (“FBC”) to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. The investors also received up to 10,000,000 5 year warrants at a strike price of $0.03 per share and up to 10,000,000 shares of common stock at a price of $0.03 per share. On June 26, 2012, the Company borrowed $50,000 under this loan facility and subsequently borrowed an additional $ 170,613.

On July 10, 2012, Terry L. Kinder has been appointed to its Board of Directors

On July 17, 2012, former CEO Eric Skae served a notice of default on the Settlement and Mutual Release Agreement and the Consulting Agreement signed on February 15, 2012.

On August 2, 2012 David Fuselier was elected as a director and chairman and appointed the position of chief executive officer of Integrated Freight Corp (Ticker: IFCR.OTCBB), a related party.

On August 23, 2012, Edward (Ted) H. Eppel was appointed to our Board of Directors.

On September 20, 2012 the Company borrowed $ 60,000 from an outside lender in exchange for an 11% 7 month Secured Promissory Note.  The Company’s Chief Executive Officer and Fuselier and Co, Inc., personally and corporately, guaranteed this Note.

On September 24 and 25, 2012, the Company borrowed an aggregate of $250,000 from two investors in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”). A substantial portion of these proceeds were loaned to a potential acquisition candidate of the Company.

On December 7,, 2012 the Company’s Chief Executive Officer executed a promissory note for $ 105,000 with the Company’s auditor, the Company’s Chief Executive Officer and Fuselier and Co, Inc., personally and corporately, guaranteed the Note .

On December 14, 2012 the Company borrowed $ 50,000 from an investor in exchange for a 12% 14 month Unsecured Promissory Notes (“Unsecured Note”). The Company’s Chief Executive Officer and Fuselier and Co, Inc., personally and corporately, guaranteed the Note.

Between January 8 and 30, 2013, the Company borrowed an aggregate of $150,000 from three investors in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains forward-looking statements that involve risk and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our annual report on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our Financial Statements, including the related Notes, appearing in our annual report on Form 10-K for the year ended December 31, 2011.

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

New Leaf is the company’s flagship brand in the ready to drink Lemonade and Iced Tea category.  We intend to acquire additional brands to enhance our flagship brand in the coming years. We believe that our products are well-positioned to continue to grow and possess a competitive advantage in creativity, flavor, ingredients and packaging.  As of May 30, 2012, New Leaf Brands’ beverages are sold in seven states, through 30 distributors in over 8,000 outlets.  We anticipate organic expansion of our business by targeting additional wholesale distributors, larger mainstream grocery stores, convenience and drug store channels.

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

NEAR TERM BUSINESS STRATEGY

Throughout 2012, we experienced significant financial challenges. We reported in our annual report for the year ended December 31, 2011 on Form 10-K, filed on July 30, 2012, that without additional funding we would be forced to cut back or cease operations. We sought legal counsel to investigate reorganization and bankruptcy options and, upon consideration of the opinion of our advisors and the Board, retained Fuselier and Co. to evaluate turnaround alternatives.  After consideration of the alternatives, on February 14, 2012, the Board elected David Fuselier as New Leaf’s Chairman, President, and Chief Executive Officer.  Simultaneously, Eric Skae stepped down as our Chairman, President and Chief Executive Officer.  Mr. Fuselier immediately began implementing a restructuring and turnarounds plan that:

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

Blue Teas		White Tea
●	Blue Tea with Lemon	●	White Tea with Honey Dew Melon
●	Blue Tea with Peach	●	White Tea with Strawberry
●	Blue Tea with Raspberry
●	Diet Blue Tea with Lemon	Black Tea
●	Diet Blue Tea with Peach		Sweet Tea
Green Teas
●	Green Tea with Ginseng and Honey	Lemonades
●	Green Tea with Plum	●	Strawberry
●	Green Tea with Mango	●	Homemade
		●	Black Cherry
		● ● ●	Tiger – Half and Half Lite Tiger – Half and Half Mango Lemonade

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

Results of Operations for the three months Ended March 31, 2012 and 2011

As discussed in the section “NEAR TERM BUSINESS STRATEGY”, on February 14, 2012, the Board elected David Fuselier as New Leaf’s Chairman, President, and Chief Executive Officer and simultaneously, Eric Skae stepped down as our Chairman, President and Chief Executive Officer.  Mr. Fuselier immediately implemented a turnaround plan to (a) refocus our sales and marketing efforts to our core product markets, (b) restructure corporate operations and product mix to significantly improve operating margins, (c) achieve significant debt restructurings and interim financings to both strengthen the balance sheet and support sustainable growth and (d) achieve additional tactical and strategic financing to support anticipated growth, research and development and release of new product lines.

While the Company made considerable progress towards the turnaround plan during the three months ended March 31, 2012, a delay in interim financing delayed production, shipment of open customer orders and inventory purchases from distributors until after the period ended. Production and sales activity resumed during the first week of April, 2012.

Net sales from our operations, New Leaf Brands, for the three months ended March 31, 2012 were $0 compared to $687,586 for the same period last year. The decrease in net sales is primarily due to the temporary cessation of operations.

Cost of sales decreased to $20,738 for the three months period ending March 31, 2012 compared to $557,118 for the same period in 2011. The overall decrease in gross profit margin is primarily due to the temporary cessation of operations discussed above.

Shipping and handling expenses were $3,408 for the three months period ending March 31, 2012, and $127,833 for the same period in the prior year. The decrease of $124,425 was due primarily to the temporary cessation of activity during the three months ended March 31, 2012. Marketing expenses decreased from $617,997 for the three months ended March 31, 2011 to $102,728 in the same period in 2012. The decrease was attributable to the cessation of operations pending resolution of our capital constraints and progress on the turnaround plan. General and administrative costs were $2,715,717 for the three months ended March 31, 2012 and $569,829 for the same period in the prior year. The increase is primarily due to compensation related to the issuance of 28,000,000 shares under the Fuselier agreement for $173,600 and 54,500,000 shares of common stock as compensation to consultants and employees for $2,137,558. Depreciation and amortization expense was $50,651 for the three months ended March 31, 2012, and $129,292 for the same period in the prior year.

The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the intangible with the related carrying amount. If the estimated fair value of the intangibles exceeds its carrying amount, the intangible is not considered to be impaired and the second step is unnecessary. During the quarter ended September 30, 2011, the Company determined that a triggering event occurred and performed an interim impairment analysis. The interim impairment analysis resulted in an impairment of $1,100,000 for the third quarter of 2011. During the year ended December 31, 2011, the Company determined that the economic uncertainty surrounding the Company’s ability to remain in business triggered an impairment analysis. The Company’s interim and annual tests, using predominately a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company’s key assumptions used in its annual impairment analysis included the following: a discount rate of 18% based on the estimated weighted average cost of capital from the market participant point of view; royalty rate of 4.0%; an average perpetual growth rate of 66% for six years and a tax rate of 38%. An increase in the discount rate of 1% or a 1% deterioration of the perpetual revenue growth rate would increase the impairment loss by approximately $38,000 or $11,000, respectively. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. For the year ended December 31, 2011, the impairment of the Company’s brand value mainly resulted in the decline in its projected revenues and operating results and cash flows. The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $2,155,000 for the year ended December 31, 2011. In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimated remaining useful lives.

Total other income (expense) for the three month periods ended March 31, 2012 and 2011 was $ (133,159) and $(301,666), respectively. The decrease of $ 168,507 was due primarily to the change of fair values related to derivative liability of $(256,956) and gain on extinguishment of debt of $562,893.

There is no income tax benefit recorded for either period because any potential benefit of the income tax net operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of March 31, 2012, we had $ 685,433 in current assets of which $194,128, or 28.32%, was cash and receivables. On average, our receivables are collected after 34 days outstanding. Inventories were $202,472 at March 31, 2012, an increase of $38,763 over the December 31, 2011 balance of $163,709. The increase in inventories was primarily due to the slowdown in sales and purchases of raw materials. Total current liabilities at March 31, 2012 totaled $ 4,477,834, of which $1,220,436 or 27.26%, represented trade and operating payables. This represents a ratio of current assets to current liabilities of 0.15:1 at March 31, 2012.

At March 31, 2012, we had a net working capital deficiency of $ 3,792,401. Our need for cash during the three months ended  March 31, 2012 was primarily funded through exercise of warrants and borrowings (including borrowings from related parties) totaling $1,261,927.

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

The following table presents future maturities of debt owed through the end of fiscal year 2014:

Year	Amount
2012	$1,578,000
2013	$464,338

Contractual obligations and commitments

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
ii.          To eliminate paragraph 8.3 “Participation in Future Financing,” in its entirety;

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of March 31, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the three months ended March 31, 2012 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles. In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles. These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties. Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the three months ended March 31, 2012, we performed transaction reviews and control activities in connection with reconciling and compiling our consolidated financial records for the three months ended March 31, 2012. These reviews and procedures were undertaken in order to confirm that our financial statements for the three months ended March 31, 2012 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On December 7, 2009, we received a demand notice for payment for $822,920 (see Footnote 7, Long Term Debt) from the estate of a former owner of Nutritional Specialties, Inc. As discussed in Note 14 “Subsequent Events” on April 9, 2012 the Company completed the sale its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). As part of a security purchase agreement, DSCL assumed this obligation and indemnified the Company.

On March 12, 2010, the Company was notified that it was named as a defendant in a lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. Vitro Packaging alleged the Company owed unpaid accounts payable and sought approximately $345,000. The Company entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreed not to execute on an Agreed Final Judgment for $245,275 until after May 16, 2011, which the Company has not paid and is recorded as a current liability. On August 17, 2011, the judgment was recorded in the State of New Jersey. In October 2012, Management  negotiated an agreement with Vitro whereby the Company would pay $125,000 in three installments to settle all claims relating to the litigation.  To date, no payments have been made under the agreement, however, Vitro and Company continue to discuss a beginning date for the installment payments.

In December 2010, the Company’s Chief Operating Officer, William Sipper, resigned following an alleged incident involving a prospective employee of the Company. The Company insurance carrier settled this matter in March 2012.

On July 11, 2011, we were served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in a accounts payable collection matter.. The parties settled this matter on April 15, 2012 for a combination of stock and cash. The stock component has been paid and the cash component remains open.  At February 2012, the parties continue to discuss payment of the cash component.

On January 12, 2012 Key Equipment filed a complaint demanding payment of $81,943 and on August 29, 2012 a Final Judgment was attained.   In November 2012, the parties agreed to a Stipulation of Settlement for $65,000 requiring an initial payment of $5,000 and subsequent monthly payments of $1,666 until fully retired.  To date, the Company has not begun the payments as required under the Stipulation.

On February 4, 2012, we were served with a complaint by Hartford Meir, Inc demanding payment of $160,009 in a collection matter regarding a trade receivable conveyed to them by Mode Transportation (with whom the Company originally incurred the debt). We have accrued for this payment of $136,920 as of December 31, 2011 as part of accounts payable. The Company reached a settlement agreement with this creditor which was completed upon on July 18, 2012.  The case has been dismissed.

On July 17, 2012, former CEO Eric Skae served a notice of default on the Settlement and Mutual Release Agreement and the Consulting Agreement signed on February 15, 2012.

On January 9, 2013, we received a complaint from Stephen Gould Corporation alleging that we were in breach of contract and sought $47,587 for such breach.  The Company’s counsel is reviewing the complaint.

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

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors as previously disclosed under 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On December 1, 2011, we borrowed $175,000 from one investor in exchange for a 10% Secured Convertible Subordinated Note (“Secured Note”) which Note was coupled with common stock.  The Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into 875,000 restricted common shares at a conversion price of $0.01 per share. Additionally, such lender was granted an additional 5 shares of our common stock for each $1.00 of interest and principal due him. Additionally, for arranging this facility total $330,000 an assignee of the Lender was granted a Revenue Participation Agreement. This agreement grants the lender a revenue participation of 2% of the Company’s annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales.

On December 23rd, 2011 the Company received the required consent to:

●           Amend the Certificate of Designation of the Corporation for the Series K Preferred Stock (the “Certificate of Designation”) to eliminate paragraph (f) of Section 9 of the Certificate of Designation, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than “Permitted Indebtedness”

●           Amend the Security Purchase Agreement for the Series K Preferred Stock (the “Security Purchase Agreement”) to eliminate paragraph 8.2 “Subsequent Equity Sales,” in its entirety and eliminate paragraph 8.3 “Participation in Future Financing,” in its entirety;

In consideration for same, the Company agreed to reduce the conversion price of its Series K Preferred to 3 cents per share and to exchange every 5 Warrants (of the X, Y and Z Series) into 1 share of common stock.

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

On March 7, 2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Company issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 15 investors elected to exercise their warrants for which the Company received proceeds of $400,147 and issued 13,338,225 shares of common stock.

On March 21, 2012 the Company granted 25,000,000 restricted shares of common stock to an investor who loaned the Company $330,000 on December 1, 2011 and December 22, 2011 in connection with the termination of the revenue participation agreement.

Additionally, for arranging this facility which totaled $330,000 the assignee of the Lender was granted a Revenue Participation Agreement. This agreement granted the lender a revenue participation of 2% of the Company’s annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales. On March 22, 2012 the Company and the assignee of the lender agreed to terminate the Revenue Participation Agreement.

Between February 14, 2012 and March 30, 2012 the Company settled approximately $1.7 million in 105 vendor claims against the Company for approximately $333,454 in cash and $467,567 in common stock to be issued at a later date.

On March 30, 2012 the Company granted approximately 7,000,000 shares of common stock to six key distribution partners as inducement for their continued support and 17,606,556 shares of common stock to 35 vendors to settle certain outstanding claims.

On March 30, 2012 the Company granted certain contract employees and consultants 9,000,000 shares of common stock in New Leaf Brands, Inc and warrants to purchase 3,750,000 shares of common stock at $0.03 per share

On May 4, 2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Corporation issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 7 investors elected to exercise their warrants for which the Company received $117,471 and issued 3,915,687 shares of common stock

With respect to the issuance of our securities as described above, we relied on Section 4(2) exemption from securities registration under the federal securities laws for transactions not involving any public offering. No advertising or general solicitation was employed in offering the securities and the securities were sold to accredited investors. The securities were offered for investment purposes only and not for the purpose of resale or distribution and the transfer thereof was restricted by us.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

We are in negotiation with certain former shareholders of Nutritional Specialties, Inc. The value of these notes as of March 31, 2012 in the aggregate amount of $822,920. As of March 31, 2012, we are in default and therefore this amount is reflected as currently due.

On April 9, 2012, the Company completed the sale of its non-operating subsidiary of Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). The accompanying consolidated financial statements have been reclassified for all prior periods presented to report the net assets and liabilities of this subsidiary.

ITEM 5 – OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

ITEM 6 – EXHIBITS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LEAF BRANDS, INC.

Date: February 5, 2013	By:	/s/ David Fuselier
David N. Fuselier
Chairman of the Board, President, and
Chief Executive Officer

Date: February 5, 2013	By:	/s/ David Fuselier
David N. Fuselier
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)