Form 10-Q
period 2012-06-30
New Leaf Brands, Inc.
filed 2013-04-02
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: June 30, 2012
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

As of March 5, 2013, there were 328,533,316 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

Tables of Contents

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

New Leaf Brands, Inc.
Condensed  Balance Sheets

	June 30,	December 31,
	2012	2011

CURRENT ASSETS
Cash & cash equivalents	$74,163	$75,762
Accounts receivable, net of allowances for doubtful accounts of approximately $35,351 at June 30, 2012 and $37,689 at December 31, 2011	49,133	169,490
Inventory	65,115	163,709
Prepaid expense and other current assets	233,653	8,462

Total current assets	422,064	417,423

Property and equipment, net	41,692	58,000
Intangible assets, net	1,035,835	1,117,609

Total assets	$1,499,591	$1,593,032

CURRENT LIABILITIES
Accounts payable	$769,514	$1,805,361
Purchase order financing		306,037
Accrued liabilities	385,050	469,447
Accrued liabilities related parties	212,011	582,787
Accrued dividend	204,403	196,978
Interest payable	90,928	37,800
Short-term notes - other	585,391	120,490
Notes payable to related parties	844,213	752,787
Current portion of long-term debt	35,457	21,119
Other current liabilities	245,275	245,275
Current liabilities of discontinued operations	-	928,082
Total current liabilities	3,372,242	5,466,123

Long-term debt	39,403	14,338
Long Term Debt-Related Parties	236,594
Derivative liabilities	328,297	45,613

Total long-term liabilities	604,294	59,951

Total liabilities	3,976,536	5,526,114

Contingencies (Note 17)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, convertible 10,000,000 shares authorized Series K 10% Convertible Preferred Stock, 1,000 cummulative shares designated; 18.9 and 30 shares issued and outstanding (Liquidation Preference $614,402 and $860,974) at June 30, 2012 and December 31, 2011, respectively	0	0
Common Stock, $0.001 par value, 500,000,000 shares authorized; issued and outstanding 282,260,718 and 150,811,031 at June 30, 2012 and December 31, 2011, respectively	282,261	150,811
Shares Issuable	10,667	5,550
Additional paid-in capital	47,903,431	44,025,118
Accumulated deficit	(50,673,304)	(48,114,561)

Total stockholders' deficit	(2,476,945)	(3,933,082)

Total liabilities and stockholders' deficit	$1,499,591	$1,593,032

See accompanying notes to the condensed  financial statements

Tables of Contents

New Leaf Brands, Inc.
Condensed  Statements of Operations
(Unaudited)

	Three month period ended June 30,		Year to Date ended June 30,
	2012	2011	2012	2011
Net sales	$174,104	$658,527	$174,104	$1,346,113
Cost of goods sold	148,400	496,144	169,128	1,053,262

	25,704	162,383	4,976	292,851

Operating expenses:
Shipping and handling	14,886	84,689	18,294	212,522
Selling and Marketing	120,546	547,367	223,274	1,165,364
General and administration	580,360	455,824	3,296,076	1,025,653
Depreciation and amortization	47,430	129,293	98,082	258,585

Total operating expenses	763,222	1,217,173	3,635,726	2,662,124

Loss from continuing operations	(737,518)	(1,054,790)	(3,630,750)	(2,369,273)

Other income (expense):
Other income (expense)	111	(36,865)	(25,216)	(36,884)
Interest expense	(70,249)	(20,017)	(115,111)	(69,948)
Change in fair value of derivative liability	42,437	435,456	(214,519)	371,187
Gain (loss) on extinguishment of debt	480,598	11,153	1,043,491	(107,351)
Amortization of debt discount & deferred financing costs	(242,180)	-	(344,769)	(68,943)

Total other income (expense), net	210,717	389,727	343,876	88,061

Income (loss) from continuing operations before provision for income taxes	(526,801)	(665,063)	(3,286,874)	(2,281,212)

Provision for income taxes	-	-	-	-

Income (loss) from continuing operations	(526,801)	(665,063)	(3,286,874)	(2,281,212)

Dividends on Series K preferred stock	(13,127)	(1,967,699)	(30,359)	(1,967,699)

Net loss attributable to common stockholders before discontinued operations	(539,928)	(2,632,762)	(3,317,233)	(4,248,911)

Discontinued operations:
Gain on disposal of discontinued operations	758,490	-	758,490	-
Net income (loss) available to common stockholders	$218,562	$(2,632,762)	$(2,558,743)	$(4,248,911)

Net income (loss) per share - continuing operations
Basic	$(0.00)	(0.03)	$(0.02)	(0.05)
Assuming dilution	(0.00)	(0.03)	(0.02)	(0.05)

Income per share - discontinued operations
Basic	$0.00	-	$0.00	-
Assuming dilution	0.00	-	0.00	-

Net income (loss) available to common stockholders
Basic	$0.00	(0.03)	$(0.01)	(0.05)
Assuming dilution	0.00	$(0.03)	$(0.01)	$(0.05)

Basic weighted average common shares outstanding	248,598,235	98,768,289	203,671,116	85,706,996

Diluted weighted average common shares outstanding	257,266,706	98,768,289	203,671,116	85,706,996

See accompanying notes to the condensed  financial statements

Tables of Contents

New Leaf Brands, Inc.
Condensed  Statements of Cash Flows
(Unaudited)

	For the six months ended June,
	2012	2011
Operating Activities:
Continuing operations:
Net loss	$(2,528,384)	$(2,281,212)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	98,082	258,585
Gain on settlement of accounts payable and extinguishment of long-term debt	(1,043,491)	107,351
Gain on disposal of discontinued operations	(758,490)	-
Amortization of debt discount & deferred financing cost	344,769	68,944
Warrants issued for services	200,618	10,398
Stock based compensation	169,750	90,879
Common stock issued for services	2,024,400	140,000
Change in fair value of derivatives payable	214,519	(371,187)

Changes in continuing operating assets & liabilities:
Accounts receivable	120,357	(165,147)
Inventory	98,594	191,146
Prepaid expenses and other current assets	(55,191)	(185,969)
Accounts payable	546,222	(385,753)
Accrued expenses	(106,429)	(144,984)
Due to related parties	25,413	44,848
Interest payable	116,081	19,319

Net cash used in continuing operating activities	(533,180)	(2,602,782)

Financing Activities:
Proceeds from issuance of long-term debt	320,000	765,000
Exercise of warrants	517,618	500,000
Payments on purchase order financing	(306,037)
Proceeds from sale of common stock and warrants,net	-	425,000
Proceeds from sale of preferred stock and warrants	-	1,068,401
Repayment on long-term debt	-	(164,696)

Net cash provided by financing activities	531,581	2,593,705

Change in cash & cash equivalents	(1,599)	(9,077)
Cash & cash equivalents beginning of year	75,762	13,024
Cash & cash equivalents end of period	74,163	$3,947

Supplemental disclosures:
Cash paid during the period for:
Interest	$-	$69,250

Non-cash investing and financing activities:

Settlement of long-term debt for common stock	666,622	4,129,172
Issuance of common stock in connection with disposal of discontinued operations	180,000
Deemed dividend on Conversion of Series K Preferred and warrants	-	1,967,699
Settlement of accounts payable for common stock and warrants	-	100,000
Forgivenness of earn-out and reduction of intangibles	-	325,000

See accompanying notes to the condensed  financial statements

Tables of Contents

NEW LEAF BRANDS, INC.
NOTES TO UNAUDITED CONDENSED  FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

The condensed  financial statements include NEW LEAF BRANDS, INC. (“the Company”) and its wholly-owned subsidiaries Nutritional Specialties and Baywood New Leaf Acquisition, Inc. Nutritional Specialties was acquired by the Company effective March 30, 2007. Skae Beverage International LLC was acquired by Baywood New Leaf Acquisition, Inc. effective September 9, 2008. On July 24, 2009 the Company sold substantially all of its rights and assets of Nutritional Specialties to Nutra, Inc.

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

On April 9, 2012 the Company completed the sale of its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). The terms of the divestiture included consideration of $1.00 plus the assumption of certain liabilities by DSCL. In addition, the Company issued DSCL 6,000,000 shares of the Company’s stock valued at $180,000 as a reserve against possible offsets. The transaction reduced liabilities of the Company by approximately $928,000.

Basis of presentation

In the opinion of management, the accompanying unaudited, condensed,  financial statements contain all adjustments necessary to present fairly the financial position of New Leaf Brands, Inc. (“New Leaf” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with New Leaf's audited financial statements for the year ended December 31, 2011, included in New Leaf's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed  financial statements were prepared using accounting principles generally accepted in the United States (“GAAP”). These principles require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Reclassification

In connection with the preparation of its March 31, 2012 financial statements, the Company has reclassed $349,243 (as of March 31, 2012) from notes payable to additional paid in capital to properly account for the convertible debt and warrants issued in December 2011. The Company determined that the amount was not material to the financial statements for the year ended December 31, 2011.  There was no impact on the statement of operations for the year ended December 31, 2011 or the quarter and six months ended June 30, 2012.

Tables of Contents

2. GOING CONCERN

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of June 30, 2012. To date, it has also been unable to generate sustainable cash flows from operating activities. In addition, the Company has $3,372,242 in current liabilities payable within the next twelve months including an obligation which is currently in default (see Item 3 - DEFAULTS UPON SENIOR SECURITIES). For the six months ended June 30, 2012, the Company’s loss from continuing operations was $3,630,750.  As of June 30, 2012, the Company’s cash and cash equivalents and working capital deficiency are $74,163 and ($2.950.178) respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence is dependent upon its ability to obtain necessary financing. The Company believes that its existing cash resources, combined with projected cash flows from operations, will not be sufficient to execute its business plan and continue operations for the next twelve months without additional funding. The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital. In the first half of 2012, the Company raised gross proceeds of $837,618 pursuant to Unsecured Note Issuances in February 2012 and the Warrant reset and Exchange Offer in March and May 2012. In addition, the Company raised an additional $360,000 in the second half of 2012 and $150,000 in January 2013. In addition to paying down and restructuring its debt, management is actively taking steps to reduce the Company’s future operating expenses and increase future sales. However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed. As such the Company’s corporate strategy has broadened from solely New Leaf lemonades and teas to an acquirer of mature beverage distributors and manufactures.

The condensed  financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has identified the policies below as critical to its business operations and the understanding of the results of its operations. The impact and any of its associated risks related to these policies on the Company’s business operations are discussed throughout this section.

Principles of consolidation

The condensed  financial statements include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Inventories

Inventories consist primarily of raw material and finished product and are recorded at the lower of cost (on an average cost basis) or market. Inventories consisted of the following:

	June 30, 2012	December 31, 2011
	(unaudited)
Raw material	$56,344	$133,376
Finished goods	8,771	30,333
	$65,115	$163,709

Tables of Contents

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Property and Equipment consisted of the following:

	June 30 2012	December 31 2011
	(unaudited)
Furniture and fixtures	$19,539	$19,539
Computers	125,654	125,654
Equipment	21,199	21,199
Total	166,392	166,392
Less: Accumulated depreciation	124,700	108,392
Net property and equipment	$41,692	$58,000

Intangible assets

Intangible assets consist of brand value resulted from the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC. Intangible assets consisted of the following at June 30, 2012 (unaudited) and December 31, 2011:

Brand Value – New Leaf Tea
Asset value at December 31, 2011	$4,760,824
Accumulated amortization	(1,488,215)
Impairment of intangibles	(2,155,000)
Net asset value at December 31, 2011	$1,117,609

Asset value at June 30, 2012	$2,605,824
Accumulated amortization	1,569,989
Net asset value at June 30, 2012	$1,035,835

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

Tables of Contents

During the quarter ended September 30, 2011, the Company determined that a triggering event occurred and performed an interim impairment analysis. The interim impairment analysis resulted in an impairment of $1,100,000 for the third quarter of 2011. During the year ended December 31, 2011, the Company determined that the economic uncertainty surrounding the Company’s ability to remain in business triggered an impairment analysis. The Company’s interim and annual tests, used predominately a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company’s key assumptions used in its annual impairment analysis included the following: a discount rate of 18% based on the estimated weighted average cost of capital from the market participant point of view; royalty rate of 4.0%; an average perpetual growth rate of 66% for six years and a tax rate of 38%. An increase in the discount rate of 1% or a 1% deterioration of the perpetual revenue growth rate would increase the impairment loss by approximately $38,000 or $11,000, respectively. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. For the year ended December 31, 2011, the impairment of the Company’s brand value mainly resulted in the decline in its projected revenues and operating results and cash flows. The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $2,155,000 for the year ended December 31, 2011. In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimated remaining useful lives.

The brand value (including Trademarks and Trade Names) of continuing operations are being amortized over the estimated life of ten years. Amortization expense for the three months ended June 30, 2012 and 2011 was $81,774 and $120,624 respectively. The aggregate amortization for the years ended December 31, 2012 through December 31, 2016 and years thereafter is as follows:

Year	Amortization
2012	$81,764
2013	163,556
2014	163,556
2015	163,556
2016	163,556
Thereafter	299,847
Total	$1,035,835

Option -Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each option and warrant grant and beneficial conversion on the date of grant using the Black-Scholes option-pricing model. The option and warrant estimates are based on the following assumptions for the six months ended June 30, 2012 and 2011 (unaudited):

	June 30, 2012	June 30, 2011
Dividend yield	0%	0%
Volatility	125.46% to 202.28%	56% to 98%
Risk free interest rate	0.17% to 1.01%	0.2% to 2.4%
Expected term	0.79 to 5 years	0.29 to 5 years

Tables of Contents

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

The Company originally estimated the fair value of these warrants using a Black-Scholes valuation model. The same valuation model approach is applied to the market price of the Company’s common stock at June 30, 2012 and 2011 to determine the amount of the derivative relative to the down round protection. The change in this derivative value is included in the  statement of operations as a change in fair value of derivative liabilities. The Company considers these derivative instruments as used for the purpose of securing financing.

The following table summarizes the fair value of warrants classified as liability instruments, recorded on the  balance sheet as of June 30, 2012 (all of which are calculated using level 3 fair value measurements):

Offering	Total Fair Value of Derivative as of June 30, 2012
2006 and 2008 Bridge Financing	$902
Warrants issued to Series I and J Preferred Stock holders	346
October 2009 notes	5,204
February 2010 stock and warrant issuance	57,486
April 2010 stock and warrant issuance	61,258
September 2010 notes	121,306
June 26, 2012 Fuselier Bridge Capital loan	81,795
$328,297

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) during the six months ended June 30, 2012:

Balance at December 31, 2011	$45,613
Reclassification of derivative liability on warrant exercised	(13,630)
Fair value of derivative liability on warrants issued	81,795
Change in fair value of derivative instruments included in net loss for the six months ended June 30, 2012	214,519

Balance at June 30, 2012	$328,297

Tables of Contents

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

On June 26, 2012, the Company issued 1,666,666 warrants with a 5 year term exercisable at $.03 per share in connection with a bridge note from an entity controlled by our Chief Executive Officer.

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

Net Income (Loss) per Share of Common Stock

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

The Company recognizes interest and penalties related to uncertain tax positions in interest and general and administrative expense. As of June 30, 2012, the Company has no unrecognized tax positions, including interest and penalties.

The tax years 2008-2011 are open to examination by the major tax jurisdictions in which the Company operates.

Comprehensive Income (Loss)

The Company accounts for its Comprehensive Income (Loss) under the Topic of the Codification (ASC Topic 220-10), “Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income (loss) and its components within the financial statements. Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss). There were no other components of comprehensive income (loss) other than the net loss for the three and six months ended June 30, 2012 and 2011, respectively.

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

Tables of Contents

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

4. GEOGRAPHIC AREA INFORMATION

The Company generates its revenues from customers, primarily in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the six months ended June 30:

	2012	2011
United States	$174,104	$1,331,028
Other International	-	15,085
Totals	$174,104	$1,346,113

The Company holds all its assets in the United States.

5. CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At June 30, 2012, the cash balances in these institutions were insured in full by the Federal Deposit Insurance Corporation. Concentrations of credit risk relative to trade receivables are limited due to our diverse client base.

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

Tables of Contents

While the Company made considerable progress towards the turnaround plan during the three months ended June 30, 2012, a delay in additional financing limited the ability of management to achieve significant debt reduction that had been negotiated during the period. Production and sales activity resumed during the first week of April, 2012.

The aggregate accounts receivable from three customers amounted to 81% of the accounts receivable balance outstanding at June 30, 2012.

The aggregate accounts payable due to the top three vendors amounted to approximately 23% of the accounts payable balance outstanding June 30, 2012.

A slowdown or loss of these customers or vendors could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

6. NOTES PAYABLE TO RELATED PARTIES

Related party notes payable at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
Description	2012	2011

Unsecured note payable to a former director with a face amounts of $50,000 bearing interest at 10% per annum and payable on October 31, 2012 (E)(F)(G)(I)	$50,000	$50,000
Unsecured note payable to a former director with a face amounts of $5,500 bearing interest at 10% per annum and payable on demand (C)	5,500	5,500
Unsecured note payable to a principal shareholder with a face amounts of $55,000 bearing interest at 10% per annum and payable on September 18, 2012 and October 14, 2012 (E)(F)(G)	55,000	55,000
Unsecured note payable to an officer with a face amount of $20,000 bearing interest at 6% per annum and payable on demand (C)	20,000	20,000
Unsecured note payable to a director with a face amount of $75,000 bearing interest at 12% per annum and payable on demand (C)	75,000	75,000
Unsecured note payable to a director with a face amount of $10,000 bearing interest at 10% per annum and payable on demand (D)	10,000	10,000
10% Secured Convertible Subordinated Notes to a principal shareholder with a face amount of $125,000 bearing interest at 10% payable July 23, 2012 (H)	125,000	125,000
Secured factoring loan agreement to a principal shareholder with a face amount of $298,227 bearing interest at 10% payable July 23, 2012 (E)(F)(G)	298,227	298,227
10% Secured Convertible Subordinated Notes to a director with a face amount of $120,517 bearing interest at 10% payable July 23, 2012 (E)(F)(G)	120,517	120,517
Secured note payable to an officer with a face amount of $30,100 bearing interest at 10% payable August 13, 2012 (H)	30,100	30,100
Unsecured note payable to a former director with a face amount of $50,000 bearing interest, which is payable at maturity on July 15, 2013, at 8% per annum. (A)	50,000	-
Unsecured note payable to a principal shareholder with a face amount of $50,000 which is payable at maturity on July 15, 2013, at 8% annum. (A)	50,000	-
Unsecured note payable to a principal shareholder with a face amount of $37,500 bearing interest, which is payable at maturity on September 3, 2013, at 8% per annum. (A)	37,500	-
Unsecured note payable to a former officer with a face amount of $200,000 bearing interest, which is payable at maturity on August 14, 2013, at 8% per annum. (B)	200,000	-
Unsecured note payable to a former officer with a face amount of $100,000 bearing interest, which is payable on demand, at 8% per annum. (B)	100,000	-
Note payable to a related party with a face amount of $20,000 bearing interest, payable at maturity on November 16, 2013, at 18% per annum (J)	20,000	-
Secured credit line payable to a related party, payable maturity of April 26, 2013 at 18% per annum (K)	50,000	-
Notes payable to related parties	$1,296,844	$789,344
Discount on Debt	(216,037)	(36,557)
Total notes payable to related parties	$1,080,807	$752,787
Less current maturities	844,213	-
Long-term notes payable to related parties	$236,594	$752,787

Tables of Contents

A)
Between February 15, 2012 and March 2, 2012, the Company received proceeds of $250,000 from four investors in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”), which Notes were coupled with warrants. One of the investors invested $87,500 and the other was a former director who invested $50,000 in the Unsecured Notes. Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01. The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share. In addition the investors received the right to invest in new notes on the same basis as provided.

B)
On February 14, 2012, the Company entered into a Mutual Termination and Release agreement between New Leaf Brands, Inc. and Eric Skae. On February 15, 2012, the Company issued Mr. Skae an 8% 18 month Unsecured Note in the Amount of $200,000 which is convertible if asked by Mr. Skae, 13 months after the date of issuance at $0.01 (subject to a beneficial ownership blocker of 4.99%) and an 8% Demand Note in the amount of $100,000.

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

Tables of Contents

H)
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

J)	On May 16, 2012, the Company borrowed $20,000 from CS Healthcare, a related party (controlled by the Company’s CEO), in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

K)
On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC (owned by the Company’s CEO)to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. On June 26, 2012, the Company borrowed $50,000 under this loan facility and issued 1,666,666 warrants.

Tables of Contents

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these related party notes as of June 30, 2012:

Year Ending December 31,	Principal Maturities
2012	$889,344
2013	407,500
Total	$1,296,844

7. SHORT-TERM DEBT

Short-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
Description	2012	2011
Secured loan agreement with a face amount of $155,000 bearing interest at 10% payable November 21, 2012 ( A) (B) (D)	$155,000	$155,000
Secured loan agreement with a face amount of $175,000 bearing interest at 10% payable November 1, 2012 (A) (B) (D)	175,000	175,000
Secured loan agreement with a face amount of $30,000 bearing interest at 10% payable October 14, 2012 ( A) (B) (C) (E)	30,000	30,000
Secured loan agreement with a face amount of $25,000 bearing interest at 10% payable October 18, 2012 ( A) (B) (C) (E)	25,000	25,000
Secured factoring loan agreement with a face amount of $282,537 bearing interest at 10% payable July 23, 2012 and August 13, 2012 ( A) (B)	282,537	282,537

Total short-term debt before discount on debt	667,537	667,537
Discount on Debt (D)	(82,146)	(547,047)
Total short-term debt	$585,391	$120,490

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

Tables of Contents

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

8. LONG-TERM DEBT

Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

Description	June 30, 2012	December 31, 2011
$822,920 Note payable to a trust, bearing interest at 5% per annum, unsecured(A)
Unsecured note payable to a shareholder with a face amount of $25,000 bearing interest at 8% per annum and payable July 15, 2013 (C)	$25,000
Unsecured note payable to a shareholder with a face amount of $50,000 bearing interest at 8% per annum and payable July 15, 2013(C)	50,000
Unsecured note payable to a shareholder with a face amount of $37,500 bearing interest at 8% per annum and payable September 3, 2013(C)	37,500
Equipment loan bearing interest at 11% per annum, mature in November 2013 (B)	35,457	35,457
Total long-term debt	147,957	35,457
Less current maturities	(35,457)	(21,119)
Discount on Debt	(73,097)
Long-term debt	$39,403	$14,338

Interest expense for the three months ended June 30, 2012 and 2011 amounted to $28,850 and $13,743, respectively. The weighted average interest rate for all long-term borrowings was 17.34% for 2012 and 6% for 2011.

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

Tables of Contents

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of March 2012:

Year Ending December 31,	Principal Maturities
2012	$35,457
2013	112,500
Total	$147,957

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

During the three and six months ended June 30, 2012, the Company issued 205,852 and 12,401,000 common shares in settlement of accounts payable for $660,446 and 6,176, respectively.

On February 3, 2012 one investor in our Series Preferred K converted 4 preferred shares and Series X, Y and Z warrants to purchase 1,333,333 shares of common stock into 3,600,000 shares of common stock.

On February 24, 2012 and June 5, 2012 three investors in our Series Preferred K converted 1.45 and 5.80 preferred shares into 1,210,000 and 4,829,216 shares of common stock, respectively.

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

Tables of Contents

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

In connection with the transaction, the Company entered into a Securities Purchase Agreement, dated January 20, 2011, with eleven investors (“SPA”). In addition to providing for the purchase of the Series K Preferred Stock and warrants by such investors as above, the SPA also provided for the Company to amend its earn-out arrangement with Eric Skae, its Chief Executive Officer, as set forth in a certain Amendment to Asset Purchase Agreement; placed certain restrictions on the Company in connection with additional equity offerings by it for a period of 12 months; caused each executive officer and director to enter into a “lock-up” agreement valid until 90 days after the effectiveness of one or more registration statements to be filed pursuant to the Registration Rights Agreement described below; and caused the conversion to equity of certain outstanding debt of the Company as set forth in the last two sentences of the preceding paragraph.

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

Tables of Contents

On January 21, 2011, The Company filed a Certificate of Designation to its Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock with a par value of $.001 per share. As of June 30, 2012, Series K 10% Preferred stock dividends of $ 191,275 are accrued.

10. STOCK OPTIONS AND WARRANTS

Set forth below is a description of the Company’s warrants as of June 30, 2012:

Designation / Reason Granted	Original issue date	Shares of Common Stock Upon Exercise	Exercise Price / Share	Expiration Date

Marketing Program Development	October-07	250,000	$1.00	October-12
April 2008 Bridge Notes Warrants (1)	April-08	15,625	$0.80	April-13
September 2008 Bridge Note Warrants (1)	September-08	25,884	$0.85	September-13
Series J Warrants (1)	December-08	14,368	$0.87	December-13
October 2009 Note Warrants (1)	October-09	200,000	$0.25	October-14
Investor Warrants 2009 Private Placement (1)	December-09	531,817	$0.55	December-14
Investor Warrants 2009 Private Placement (1)	February-10	289,545	$0.55	February-15
Marketing Program Development	March-10	150,000	$0.49	March-15
Investor warrants 2009 Private Placement (1)(2)	May-10	1,164,346	$0.25	May-15
Investor Warrants 2010 Private Placement (1)	June-10	1,821,414	$0.45	June-15
Investor Warrants 2010 Original Issue Discount Private Placement (1)	September/October 2010	3,338,703	$0.25	September, October 2015
Placement agent Warrants (1)	October-10	444,609	$0.25	October-15
Investor X Warrants 2011 Series K Preferred stock	January 2011	6,476,472	$0.15	January-16
Investor Y Warrants 2011 Series K Preferred stock	January 2011	7,260,786	$0.15	45 days after registration statement
Investor Z Warrants 2011 Series K Preferred stock	January 2011	14,800,780	$0.15	January-16
Placement agent X Warrants	January 2011	361,000	$0.15	January-16
Debt conversion Y Warrants	January 2011	1,833,333	$0.15	45 days after registration statement
Marketing Program Development	2/1/2011	100,000	$0.15	February-16
Investor Relations	November-11	5,000,000	$0.25	11/20/2016
2012 Unsecured Note Warrants	February March 2012	16,566,667	$0.03	February, March 2017
Warrants issued for services	March 2012	3,750,000	$0.03	March 2017
Warrants issued for bridge capital	June 2012	1,666,666	$0.03	June 2017

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

Tables of Contents

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

Tables of Contents

The following table reflects a summary of common stock warrants outstanding and warrant activity during 2012:

	2012
	# Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1,	52,893,843	0.20	3.46
Granted during the period	32,202,777	0.03	4.91
Exercised during the period	(18,885,856)	0.03	4.57
Expired during the period	(148,749)	0.15	4.57
Warrants outstanding at December 31,	66,062,015	$0.1658	3.85

The Common Stock warrants expire in years ended December 31 as follows:

2012	250,000
2013	55,877
2014	731,817
2015	7,208,617
2016 and thereafter	47,928,269
45 days after registration statement	9,887,435
Total	66,062,015

Stock options

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of Common Stock that may be granted is 500,000, amended to 325,000 in 1999. The 1996 Plan provides that shares granted come from the Company’s authorized but unissued Common Stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. At the Company’s Annual Meeting held on December 10, 2004, the Company’s stockholders approved the 2004 Stock Option Plan (the "2004 Plan"). At the Company’s Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of Common Stock that may be granted to 2,000,000 under all plans. At the Company’s Board of Directors meeting on June 27, 2008, the Board approved a new Stock Option Plan (the “2008 Plan”) for a total of 2,000,000 additional shares. At the Company’s Board of Directors meeting held on February 2, 2010, the Board approved a new Stock Option Plan (the “2010 Plan”) for a total of 3,000,000 additional shares. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The option vesting period is determined by the Board of Directors at the time of grant and ranges from immediately to five years. The Company did not grant any stock options to directors and employees during the six months ended June 30, 2012.  Compensation cost recognized during the three and six months ended June 30, 2012 and 2011 related to stock-based awards was $12,561 and $(16,411), respectively. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model

Tables of Contents

The summary of activity for the Company's stock options is presented below:

	2012	Weighted Average Exercise Price

Options outstanding at beginning of year	2,241,250	$0.67
Granted	-	$-
Exercised	-	-

Terminated/Expired	(986,802)	$0.66

Options outstanding at end of year	1,254,448	$0. 67

Options exercisable at end of year	1,173,945	$0.67

Options available for grant at end of year

Price per share of options outstanding	$$0.65 to 1.02	$$0.65 to 1.02

Weighted average remaining contractual lives of all options	6.16 years

Weighted Average fair value of options granted during the year	0	$0

The Common Stock options expire as follows:

2012
2013	-
2014	-
2015	-
2016	-
After 2016	1,254,448
1,254,448

The aggregate intrinsic value of the options outstanding at June 30, 2012 was $0 with a weighted average remaining contract term of 6.16 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $49,006 as of June 30, 2012

Tables of Contents

11. RELATED PARTIES TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of June 30, 2012, the title reflects the position held by the individual as of March 18, 2013:

Officer/Director	Notes Payable			Earn-out	Accrued Salaries &
	Amount	Accrued Interest		Amount	Bonus Amount

Eric Skae, Former C.E.O. & President	$330,100		$2,970	$	$
David N. Fuselier, C.E.O.	$50,000	$
O. Lee Tawes, III Former Director	$311,017		$78,690

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

On May 4, 2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Corporation issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 7 investors elected to exercise their warrants for which the Company received $117,471 and issued 3,915,295 shares of common stock.

Tables of Contents

On May 16, 2012, the Company borrowed $20,000 from CS Healthcare, a related party, in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

 On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. The investor also received up to 10,000,000 5 year warrants at a strike price of $0.03 per share and up to 10,000,000 shares of common stock at a price of $0.03 per share. On June 26, 2012, the Company borrowed $50,000 under this loan facility and issued 1,666,666 warrants. On August 18, 2012, the Company borrowed an additional $100, 913 under this loan facility and issued 3,363,767 warrants. Fuselier Bridge Capital, LLC has waived its rights to the issuance of the common shares for the June 26, 2012 and the August 18, 2012 borowings.

 On August 2, 2012 David Fuselier was elected as a director and chairman and appointed the position of chief executive officer of Integrated Freight Corp (Ticker: IFCR.OTCBB), a related party.

Between May 10 and May 17, 2012 six of the eight lenders agreed to waive and release its first priority and perfected security interest in and lien on the Company’s assets, and consents to the Uniform Commercial Code (‘UCC”) filing of a form UCC3 for the above UCC1 financing statements. In consideration for this waiver, we issued each lender 200,000 shares of common stock in New Leaf Brands, Inc.  The Company issued 1,200,000 shares of common stock to these six parties in connection with the UCC release and recorded a charge of $36,000 based on the fair value of the shares issued.

Tables of Contents

12. CONTINGENCIES

In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, the Company agreed to provide the former member of Skae, who is also the Company’s current Chief Executive Officer through February 14, 2012, with a three year earn-out arrangement. Under the terms of the earn-out arrangement, the Company can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit. As of September 30, 2011 and December 31, 2010, the Company has accrued $260,000 and $535,000 respectively related to the achievement of the performance targets. Currently, the Company is unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred. In January 2011, the Company amended the earn-out agreement with the CEO; where by Mr. Skae forgave his 2010 earn-out of $325,000 which also reduced the intangible by the same amount.

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

On December 7, 2009, the Company received a demand notice for payment for $822,920 from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, the Company offered to settle any claims against us in this matter for cash and restricted common stock. The Company's offer lapsed before it was accepted. The Company intends to continue to attempt to negotiate a settlement for this debt. The Company has accrued for this payment of $822,920 as of December 31, 2010 as a current portion of note payable. On July 7, 2010, the Company was served with a Complaint demanding payment of the remaining balance of a $1,200,000 note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc. The parties have attended mediation and the Company is hopeful that this may be amicably resolved.On April 9, 2012 the Company completed the sale its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). As part of the security purchase agreement, DSCL assumed this obligation and indemnified the Company for the note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc

On March 12, 2010, the Company was notified that it was named as a defendant in lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. Vitro Packaging alleges the Company owed unpaid accounts payable and is seeking payment of approximately $345,000. The Company has entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275 until after May 16, 2011, which the Company has not paid and is recorded as a current liability. On August 17, 2011, the judgment was recorded in the State of New Jersey. During September 2012, the Company re-initiated negotiations to settle this matter. In October 2012, Management negotiated an agreement with Vitro whereby the Company would pay $125,000 in three installments to settle all claims relating to the litigation. To date, no payments have been made under the agreement, however, Vitro and Company continue to discuss a beginning date for the installment payments.

On July 11, 2011, the Company was served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in an accounts payable collection matter. The parties settled this matter on April 15, 2012 for a combination of stock and cash. The stock component has been paid and the cash component remains open. At March 2013, the parties continue to discuss payment of the cash component.

On January 12, 2012, Key Equipment filed a complaint demanding payment of $81,943 and on August 29, 2012 a Final Judgment was attained.  In November 2012, the parties agreed to a Stipulation of Settlement for $65,000 requiring an initial payment of $5,000 and subsequent monthly payments of $1,666 until fully retired. To date, the Company has not begun the payments as required under the Stipulation.

On February 4, 2012, we were served with a complaint by Hartford Meir, Inc demanding payment of $160,009 in a collection matter regarding a trade receivable conveyed to them by Mode Transportation (with whom the Company originally incurred the debt). We have accrued for this payment of $136,920 as of December 31, 2011 as part of accounts payable. The Company reached a settlement agreement with this creditor which was consummated on July 18, 2012. The case has been dismissed.

On January 9, 2013, we received a complaint from Stephen Gould Corporation alleging that we were in breach of contract and sought $47,587 for such breach. The Company’s counsel is reviewing the complaint.

Tables of Contents

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

As of June 30, 2012 the Company’s accounts payable to those Suppliers was $120,917 of which $0 represented Purchase Order Financing.

13. NET LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted net loss per share for the periods ended June 30, 2012 and 2011 because the effect of their inclusion would be anti-dilutive. For the three months ended June 30, 2012, convertible preferred stock and warrants totaling 9,245,834 were included in the calculation of diluted net income per share for the quarter ended June 30, 2012, there are none for the three months ended June 30, 2011 because the effect of their inclusion would be anti-dilutive.

As of June 30, 2012, there were warrants and options to purchase 66,062,015 shares of common stock outstanding and Series K Preferred shares were convertible into 15,750,784 shares of common stock.

14. DISCONTINUED OPERATIONS

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

The accompanying financial statements have been reclassified for all prior periods to report the assets and liabilities of this subsidiary.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	June 30, 2012 (unaudited)	December 31, 2011

ASSETS	$—	$—

LIABILITIES
Note payable and accrued interest to trust	0	915,390
Accounts payable and accrued expenses	0	12,692
Current liabilities of discontinued operations	$0	$928,082

Tables of Contents

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

On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. The lender also received up to 10,000,000 5 year warrants at a strike price of $0.03 per share and up to 10,000,000 shares of common stock at a price of $0.03 per share. On August 18, 2012, the Company borrowed $100,913 under this loan facility. Fuselier Bridge Capital, LLC has waived its rights to issuace of the common shares.

On July 10, 2012, Mr. Terry L. Kinder was appointed to our Board of Directors.

On July 17, 2012, former CEO Eric Skae served a notice of default on the Settlement and Mutual Release Agreement and the Consulting Agreement signed on February 15, 2012.

On August 2, 2012, David Fuselier was elected as a director and chairman and appointed the position of chief executive officer of Integrated Freight Corp (Ticker: IFCR.OTCBB), a related party.

On August 23, 2012, Edward (Ted) H. Eppel was appointed to our Board of Directors.

On September 20, 2012 the Company borrowed $ 60,000 from an outside lender in exchange for an 11% 1 year Secured Promissory Note. The Company’s Chief Executive Officer personally guaranteed the Note.

Between September 24 and 25, 2012, the Company borrowed an aggregate of $250,000 from two investors in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”). A substantial portion of these proceeds were loaned to a potential acquisition candidate of the Company.

On December 7, 2012, the Company’s Chief Executive Officer executed a promissory note for $105,000 with the Company’s auditor. The Company’s Chief Executive Officer and Fuselier and Co, Inc., personally and corporately, guaranteed the Note.

On December 14, 2012 the Company borrowed $ 50,000 from an investor in exchange for a 12% 14 month Unsecured Promissory Notes (“Unsecured Note”). The Company’s Chief Executive Officer and Fuselier and Co, Inc., personally and corporately, guaranteed the Note.

Between January 8, 11 and 30, 2013, the Company borrowed an aggregate of $150,000 from three investors in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

Tables of Contents

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

GENERAL STRATEGY

We are a diversified beverage holding company acquiring brands, distributors and co-packers within the beverage industry.  Our strategy follows the initial success of our award winning New Leaf Brands ready-to-drink teas and lemonades. We intend to continue to market broadly our New Leaf branded products as well as acquire additional regional beverage brands in complementary categories. As part of our brand acquisition strategy, we will acquire a portfolio of branded proprietary products, with distinctive packaging and deep regional appeal, in the following categories:

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

New Leaf is the company’s flagship brand in the ready to drink Lemonade and Iced Tea category. We intend to acquire additional brands to enhance our flagship brand in 2012. We believe that our products are well-positioned to continue to grow and possess a competitive advantage in creativity, flavor, ingredients and packaging. As of June 30, 2012, New Leaf Brands’ beverages are sold throughout the northeast corridor, through select distributors. We anticipate organic expansion of our business by targeting additional wholesale distributors, larger mainstream grocery stores, convenience and drug store channels.

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

Tables of Contents

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

Blue Teas		White Tea
●	Blue Tea with Lemon	●	White Tea with Honey Dew Melon
●	Blue Tea with Peach	●	White Tea with Strawberry
●	Blue Tea with Raspberry	●	Black Tea
●	Diet Blue Tea with Lemon	●	Sweet Tea
●	Diet Blue Tea with Peach
Green Teas
Lemonades
●	Green Tea with Ginseng and Honey
●	Green Tea with Plum	●	Strawberry
●	Green Tea with Mango	●	Homemade
		●	Black Cherry
		●	Tiger – Half and Half
		●	Lite Tiger – Half and Half
		●	Mango Lemonade

Tables of Contents

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

Results of Continuing Operations for the three months Ended June 30, 2012 and 2011

As discussed in the section “NEAR TERM BUSINESS STRATEGY”, on February 14, 2012, the Board elected David Fuselier as New Leaf’s Chairman, President, and Chief Executive Officer and simultaneously, Eric Skae stepped down as our Chairman, President and Chief Executive Officer. Mr. Fuselier immediately implemented a turnaround plan to (a) refocus our sales and marketing efforts to our core product markets, (b) restructure corporate operations and product mix to significantly improve operating margins, (d) achieve significant debt restructurings and interim financings to both strengthen the balance sheet and support sustainable growth and (e) achieve additional tactical and strategic financing to support anticipated growth, research and development and release of new product lines.

While the Company made considerable progress towards the turnaround plan during the three months ended June 30, 2012, a delay in interim financing delayed production, shipment of open customer orders and inventory purchases from distributors until after the period ended. Production and sales activity resumed during the first week of April, 2012.

Results of Continuing Operations for the Three and Six Months Ended June 30, 2012 and 2011

Net sales from our continuing operations, New Leaf Brands, for the six months ended June 30, 2012 were $174,104 compared to $1,346,113 for the same period last year. The decrease in net sales is primarily due to capital constraints which resulted in the temporary cessation of operations. Management is actively working to alleviate the capital constraint issue. For the three months ended June 30, 2012 net sales from our operations were $174,104 compared to $658,527 for the same period last year. The decrease in net sales is also primarily due to capital constraints which resulted in the temporary cessation of operation.

Cost of sales decreased to $169,128 for the six months period ending June 30, 2012 compared to $1,053,262 for the same period in 2011. The decrease of $884,134 or 84 % was a result of lower sales. Our gross profit margin for the six month periods ended June 30, 2012 was 3.0%, compared to 22% for the same period in 2011. The overall decrease of 19 percentage points in gross profit margin is primarily due to lower sales. For the three months ended June 30, 2012 cost of sales decreased to $148,400 for the three months period ending June 30, 2012 compared to $496,144 for the same period in 2011. The decrease of $ 347,744 or 70 % was primarily a result of lower sales. Our gross profit margin for the three month periods ended June 30, 2012 was 15%, compared to 25% for the same period in 2011. The overall decrease of ten percentage points in gross profit margin is primarily due to lower sales volume.

Shipping and handling expenses were $18,294 for the six months period ended June 30, 2012, and $212,522 for the same period in the prior year. The decrease of $194,228 or 91% was due primarily to the temporary cessation of activity during the six months ended June 30, 2012. Marketing expenses decreased $942,090, or 81% from $1,165,364 for the six months ended June 30, 2011 to $223,274 in the same period in 2012. The decrease was attributable to management’s decision to restrain marketing spending pending resolution of our capital constraints. General and Administrative costs were $3,296,076 for the first half year of 2012 and $1,025,653 for the first half year of 2011. The increase of $2,270,423 or 221% was due to planned cost reductions and option and an increase in stock compensation expenses related to the Fuselier Agreement’s nonrecurring restructuring expenses. Depreciation and amortization expense was $98,082 in the first six months of 2012, and $258,585 in the first six months of 2011.

Shipping and handling expenses were $14,886 for the three months period ended June 30, 2012, and $84,689 for the same period in the prior year. The decrease of $69,803 or 82% was due primarily to the temporary cessation of activity during the three months ended June 30, 2012. Marketing expenses decreased $426,821, or 78% from $547,367 for the three months ended June 30, 2011 to $120,546 in the same period in 2012. The decrease was attributable to management’s decision to restrain marketing expenditures pending resolution its capital constraints. General and Administrative costs were $ 580,360 for the second quarter in 2012 and $455,824 for the second quarter in 2011. The increase of $124,536 or 27% was due to a reduction in operating expenses and an increase in option and stock compensation expenses. Depreciation and amortization expense was $47,430 in the second quarter of 2012, and $129,293 in the second quarter of 2011.

Tables of Contents

The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated fair value of the intangible with the related carrying amount. If the estimated fair value of the intangibles exceeds its carrying amount, the intangible is not considered to be impaired and the second step is unnecessary. During the quarter ended September 30, 2011, the Company determined that a triggering event occurred and performed an interim impairment analysis. The interim impairment analysis resulted in an impairment of $1,100,000 for the third quarter of 2011. During the year ended December 31, 2011, the Company determined that the economic uncertainty surrounding the Company’s ability to remain in business triggered an impairment analysis. The Company’s interim and annual tests, using predominately a discounted cash flow model derived from internal budgets in assuming fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company’s key assumptions used in its annual impairment analysis included the following: a discount rate of 18% based on the estimated weighted average cost of capital from the market participant point of view; royalty rate of 4.0%; an average perpetual growth rate of 66% for six years and a tax rate of 38%. An increase in the discount rate of 1% or a 1% deterioration of the perpetual revenue growth rate would increase the impairment loss by approximately $38,000 or $11,000, respectively. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. For the year ended December 31, 2011, the impairment of the Company’s brand value mainly resulted in the decline in its projected revenues and operating results and cash flows. The Company has concluded that impairment had existed at December 31, 2011 and has recorded an impairment charge, measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value, of $2,155,000 for the year ended December 31, 2011. In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimated remaining useful lives. The Company evaluated the long-lived intangibles for impairment for the three months ended June 30, 2012 and concluded that no impairment existed.

Total other income (expense) for the six month periods ended June 30, 2012 and 2011 was $343,876 and $88,061, respectively. The change of $255,815 or 290% was due primarily to the change of fair values related to derivative liability and gain on extinguishment of debt. Total other income (expense) for the three month periods ended June 30, 2012 and 2011 was $ 210,717 and $389,727, respectively. The change of $179,010 or 46% was due primarily to the change in fair value of derivative liability and gain on extinguishment of debt.

During the three months ended June 30, 2012, the Company sold NSI and recorded a gain on disposal of discontinued operations of $758,490. The Company did not have discontinued operations for the three months ended June 30, 2011.

There is no income tax benefit recorded for any of the periods because any potential benefit of the income tax net operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of June 30, 2012, we had $ 422,064 in current assets of which $123,296, or 29%, was cash and receivables. Inventories were $65,115 at June 30, 2012, a decrease of $98,594 over the December 31, 2011 balance of $163,709. The decrease in inventories was primarily due to the efforts to convert the maximum possible inventory to cash. Total current liabilities at June 30, 2012 totaled $3,372,242, of which $769,514, or 23%, represented trade and operating payables. This represents a ratio of current assets to current liabilities of .13 to 1 at June 30, 2012.

At June 30, 2012, we had a net working capital deficiency of $2,950,178. Our need for cash during the six months ended June 30, 2012 was primarily funded through the issuance of, exercise of warrants and borrowings (including borrowings from related parties) totaling $837,618.

During the six months ended June 30, 2012, the Company issued 12,609,852 shares of its common stock in settlement of accounts payable and recorded a gain on extinguishment of debt of $1,043,491.

On April 9, 2012 the Company completed the sale of its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). The terms of the divestiture included consideration of $1.00 plus the assumption of certain liabilities by DSCL. In addition, the Company issued DSCL 6,000,000 shares of the Company’s stock valued at $180,000 as a reserve against possible offsets. The transaction reduced liabilities of the Company by approximately $928,000.

We have historically funded our working capital needs through product sales, management of working capital components of our business, and by cash received from private offerings of our common stock, preferred stock, warrants to purchase shares of our common stock and convertible notes. We believe that our existing cash resources, combined with projected cash flows from operations may not be sufficient to execute our business plan and continue operations for the next twelve months. We have taken steps to reduce our operating expense. Additionally, we are evaluating our strategic direction aimed at achieving profitability and positive cash flow. We intend to continue to initiate a private placement of debt or equity securities in order to raise additional capital. However, we may not be successful in obtaining additional financing on acceptable terms, on a timely basis, or at all, in which case, we may be forced to make further cutbacks or cease operations.

Tables of Contents

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

Tables of Contents

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

On December 23rd, 2011 the Company received the required consent to:

●      Amend the Certificate of Designation of the Corporation for the Series K Preferred Stock (the “Certificate of Designation”) to eliminate paragraph (f) of Section 9 of the Certificate of Designation, “Protective Provisions,” which limits the Company’s ability to enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, other than “Permitted Indebtedness”

●      Amend the Security Purchase Agreement for the Series K Preferred Stock (the “Security Purchase Agreement”), to eliminate paragraph 8.2 “Subsequent Equity Sales,” in its entirety; and to eliminate paragraph 8.3 “Participation in Future Financing,” in its entirety;

In consideration of same, the Company agreed to reduce the conversion price of its Series K Preferred to 3 cents per share and to exchange every 5 Warrants (of the X, Y and Z Series) into 1 share of common stock.

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

On May 4, 2012 the Company commenced a warrant reset and exercise offer to eligible holders of its outstanding warrants, pursuant to which all issued and outstanding warrants to purchase common stock of the Corporation issued, irrespective of current exercise price or expiration date, may, in each holder’s sole discretion, be exercised at $0.03 per share during the offer period. Approximately 7 investors elected to exercise their warrants for which the Company received $117,471 and issued 3,915,295 shares of common stock.

On May 16, 2012, the Company borrowed $20,000 from CS Healthcare, a related party, in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

On May 31, 2012 the Company granted a financial advisor 700,000 restricted shares of common stock, per the agreement dated May 31, 2012.

On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. The investors also received up to 10,000,000 5 year warrants at a strike price of $0.03 per share and up to 10,000,000 shares of common stock at a price of $0.03 per share. On June 26, 2012, the Company borrowed $50,000 under this loan facility. On August 18, 2012, the Company borrowed an additional $100, 913 under this loan facility. Fuselier Bridge Capital, LLC has waived its right to the issuance of the common stock on the borrowings.

Tables of Contents

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

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financing, or other relationships with un entities or other persons, also known as “variable interest entities”.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of June 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the six months ended June 30, 2012 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles. In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles. These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties. Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the six months ended June 30, 2012, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the six months ended June 30, 2012. These reviews and procedures were undertaken in order to confirm that our financial statements for the three and six months ended June 30, 2012 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Tables of Contents

Our management is in the process of actively addressing and remediating the material weaknesses in internal control over financial reporting described above. During 2009, we undertook actions to remediate the material weaknesses identified, including installation of a new ERP software system to allow for appropriate checks and reviews of internal control record-keeping and reporting.

We believe the step outlined above will strengthen our internal control over financial reporting and addresses the material weaknesses described above. However, we continue to have only one person who performs our accounting and reporting functions. Our management will test and evaluate these additional controls to be implemented in 2012 to assess whether they will be operating effectively.

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

Tables of Contents

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On December 27, 2007, Farmatek IC VE DIS TIC, LTD, STI, a former distributor of Nutritional Specialties, filed a claim in the Superior Court of California, County of Orange, against our wholly-owned subsidiary, Nutritional Specialties. Farmatek alleges breach of contract and a violation of California Business and Professional Code. Farmatek was seeking $4,000,000 plus punitive damages and costs. In February 2009, we reached a settlement with Farmatek to pay Farmatek an aggregate of $250,000 over the following twelve months. We paid $200,000 during 2009 and had a remaining balance of $50,000 at December 31, 2009, accrued remaining $8,668 in accrued liabilities in the accompanying balance sheet at December 31, 2010. Further disputes arose between the parties following the settlement, and Farmatek accepted a payment of $13,826 on January 24, 2011 in full settlement of all outstanding amounts.

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

On December 7, 2009, we received a demand notice for payment for $822,920 (see Footnote 7, Long Term Debt) from the estate of a former owner of Nutritional Specialties, Inc. Without acknowledging liability, we offered to settle any claims against us in this matter for cash and restricted common stock. Our offer lapsed before it was accepted. We intend to continue to attempt to negotiate a settlement for this debt. We have accrued for this payment of $822,920 as of December 31, 2010 as a current portion of long-term debt.  On July 7, 2010, the Company was served with a Complaint demanding payment of the remaining balance of a $1,200,000 note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc. We are hopeful that this may be amicably resolved. As discussed in Note 14 “Subsequent Events” on April 9, 2012 the Company completed the sale its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). As part of the security purchase agreement, DSCL assumed this obligation and indemnified the Company for the note payable and accrued interest with a current balance of $915,390 from the estate of a former owner of Nutritional Specialties, Inc

In December 2010, the Company’s Chief Operating Officer, William Sipper, resigned following an alleged incident involving a prospective employee of the Company. The Company insurance carrier settled this matter in March 2012.

On March 12, 2010, the Company was notified that it was named as a defendant in lawsuit in the United States District Court, Eastern District of Texas, brought by Vitro Packaging de Mexico, SA de CV, the assignee of a former supplier. Vitro Packaging alleges the Company owed unpaid accounts payable and is seeking payment of approximately $345,000. The Company has entered into a Side Compromise Settlement Agreement, Indemnity and Release with Vitro Packaging De Mexico, S.A. DE C.V. with Vitro agreeing not to execute on an Agreed Final Judgment for $245,275 until after May 16, 2011, which the Company has not paid and is recorded as a current liability. On August 17, 2011, the judgment was recorded in the State of New Jersey. During September 2012, the Company re-initiated negotiations to settle this matter. In October 2012, Management negotiated an agreement with Vitro whereby the Company would pay $125,000 in three installments to settle all claims relating to the litigation. To date, no payments have been made under the agreement, however, Vitro and Company continue to discuss a beginning date for the installment payments

On January 21, 2011, The Company filed a Certificate of Designation to its Certificate of Incorporation which created a class of 1,000 shares of Series K 10% Convertible Preferred Stock with a par value of $.001 per share. As of June 30, 2012, Series K 10% Preferred stock dividends of $ 191,275 are accrued.

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

 On January 12, 2012, Key Equipment filed a complaint demanding payment of $81,943 and on August 29, 2012 a Final Judgment was attained.  In November 2012, the parties agreed to a Stipulation of Settlement for $65,000 requiring an initial payment of $5,000 and subsequent monthly payments of $1,666 until fully retired. To date, the Company has not begun the payments as required under the Stipulation.

On February 4, 2012, we were served with a complaint by Hartford Meir, Inc demanding payment of $160,009 in a collection matter regarding a trade receivable conveyed to them by Mode Transportation (with whom the Company originally incurred the debt). We have accrued for this payment of $136,920 as of December 31, 2011 as part of accounts payable. The Company reached a settlement agreement with this creditor which was consummated on July 18, 2012. The case has been dismissed.

Tables of Contents

On January 9, 2013, we received a complaint from Stephen Gould Corporation alleging that we were in breach of contract and sought $47,587 for such breach. The Company’s counsel is reviewing the complaint.

On February 4, 2012, we were served with a complaint by Hartford Meir, Inc demanding payment of $160,009 in a collection matter. The Company reached a settlement agreement with this creditor which was completed on July 18, 2012.

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

ITEM 1A - RISK FACTORS

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

 In January and February 2010, we agreed with certain vendors to convert their trade payables in the amount of $78,781 into 270,923 shares of our common stock. Also on February 24, 2010, we agreed to issue for services rendered (fair value of $54,830), a warrant for 150,000 shares of our common stock with an exercise price of $0.49 per share and an expiration date of March 2015.

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

Tables of Contents

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

Tables of Contents

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

On August 24, 2011, the Company recast $570,281 (principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, and another who is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes were coupled with common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them totaling 2,881,405 common shares. The Company determined that the conversion of the secured notes into the secured recast notes was greater than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the year ended December 31, 2011

Between September 13 and 16, 2011, we borrowed aggregate gross proceeds of $250,000 from two investors and recast an existing unsecured loan from one investor. We issued to these investors the same 10% Secured Convertible Subordinated Notes we had issued to the lenders reported in the above paragraph. Each Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,400,500 common shares (625,000 included in shares issuable).

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

Tables of Contents

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

On December 1, 2011, we borrowed $175,000 from one investor in exchange for a 10% Secured Convertible Subordinated Note (“Secured Note”) which Note was coupled with common stock. The Secured Note is collateralized by all of the Company’s assets and an assignment of the Company’s trademark with the US Patent and Trademark Office and is convertible into 875,000 restricted common shares at a conversion price of $0.01 per share. Additionally, such lender was granted an additional 5 shares of our common stock for each $1.00 of interest and principal due him. Additionally, for arranging this facility total $330,000, an assignee of the Lender was granted a Revenue Participation Agreement. This agreement grants the lender a revenue participation of 2% of the Company’s annual net sales of the first $2 million and 3% of any net sales in excess of the first $2 million in annual net sales.

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

Tables of Contents

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

Between February 14, 2012 and March 30, 2012 the Company settled approximately $1.7 million in 105 vendor claims against the Company for approximately $333,454 in cash and 24,400,704 shares valued at $467,567 in common stock.

On March 30, 2012 the Company granted approximately 7,000,000 shares of common stock to six key distribution partners as inducement for their continued support and 17,606,556 shares of common stock to 35 vendors to settle certain outstanding claims.

On March 30, 2012 the Company granted certain contract employees and consultants 9,000,000 shares of common stock and warrants to purchase 3,750,000 shares of common stock at $0.03 per share.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We are in negotiation with certain former shareholders of Nutritional Specialties, Inc. The value of these notes as of March 31, 2012 in the aggregate amount of $822,920 plus accrued interest of $102,876. As of March 31, 2012, we are in default and therefore this amount is reflected as currently due. In April 2012, we sold NSI to Deep South.

ITEM 5 - OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

ITEM 6 - EXHIBITS

Tables of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LEAF BRANDS, INC.

Date: April 2 , 2013	By:	/s/ David Fuselier
David N. Fuselier
Chairman of the Board, President, and
Chief Executive Officer

Date: April 2 , 2013	By:	/s/ David Fuselier
David N. Fuselier
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)