Form 10-Q
period 2012-09-30
New Leaf Brands, Inc.
filed 2013-06-27
CIK 806175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended: September 30, 2012

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

One DeWolf Road, Suite 208, Old Tappan, New Jersey 07675
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

As of June 18, 2013, there were 337,033,316 shares of our common stock, $0.001 par value, outstanding.

NEW LEAF BRANDS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

New Leaf Brands, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash & cash equivalents	$109,453	$75,762
Accounts receivable, net of allowances for doubtful accounts of approximately $20,467 at September 30, 2012 and $37,689 at December 31, 2011	22,804	169,490
Inventory	70,966	163,709
Prepaid expense and other current assets	375,199	8,462

Total current assets	578,422	417,423

Property and equipment, net	33,538	58,000
Intangible assets, net	149,998	1,117,609

Total assets	$761,958	$1,593,032

CURRENT LIABILITIES
Accounts payable	$907,606	$1,805,361
Purchase order financing	-	306,037
Accrued liabilities	249,205	469,447
Accrued liabilities related parties	248,092	582,787
Accrued dividend	216,315	196,978
Interest payable	102,999	37,800
Short-term debt	523,712	120,490
Notes payable to related parties – current portion	1,250,761	752,787
Long-term debt – current portion	-	21,119
Other current liabilities	245,275	245,275
Current liabilities of discontinued operations	-	928,082
Total current liabilities	3,743,965	5,466,163

Long-term debt, less current portion	116,974	14,338
Notes payable to related parties, less current portion	88,772	-
Derivative liabilities	113,366	45,613

Total long-term liabilities	319,112	59,951

Total liabilities	4,063,077	5,526,114

Contingencies (Note 12)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, convertible 10,000,000 shares authorized Series K 10% Convertible Preferred Stock, 1,000 cumulative shares designated; 18.9 and 30 shares issued and outstanding (Liquidation Preference $626,315 and $860,974) at September 30, 2012 and December 31, 2011, respectively	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized; issued and outstanding 328,533,316 and 150,811,031 at September 30, 2012 and December 31, 2011, respectively	328,533	150,811
Shares Issuable	-	5,550
Additional paid-in capital	48,350,303	44,025,118
Accumulated deficit	(51,979,955)	(48,114,561)

Total stockholders' deficit	(3,301,119)	(3,933,082)

Total liabilities and stockholders' deficit	$761,958	$1,593,032

See accompanying notes to the condensed consolidated financial statements

New Leaf Brands, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three month period ended September 30,		Year to Date ended September 30,
	2012	2011	2012	2011
Net sales	$83,367	$128,796	$257,471	$1,474,909
Cost of goods sold	73,226	115,277	242,354	1,168,540

	10,141	13,519	15,117	306,369

Operating expenses:
Shipping and handling	22,096	34,350	40,390	246,872
Selling and Marketing	37,300	690,009	260,574	1,855,373
General and administration	230,296	538,702	3,526,372	1,564,355
Impairment of intangibles	845,000	1,100,000	845,000	1,100,000
Depreciation and amortization	48,992	129,292	147,074	387,877

Total operating expenses	1,183,684	2,492,353	4,819,410	5,154,477

Loss from continuing operations	(1,173,543)	(2,478,834)	(4,804,293)	(4,848,108)

Other income (expense):
Other income (expense)	(2,450)	7,629	(27,666)	(29,255)
Interest expense	(90,514)	(50,636)	(205,625)	(120,585)
Change in fair value of derivative liabilities	133,136	157,791	(81,383)	528,978
Gain (loss) on extinguishment of debt	(57,764)	(134,406)	985,727	(241,757)
Amortization of debt discount & deferred financing costs	(103,604)	(46,454)	(448,373)	(115,397)

Total other income (expense), net	(121,196)	(66,076)	222,680	21,984

Loss from continuing operations before provision for income taxes	(1,294,739)	(2,544,910)	(4,581,613)	(4,826,124)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(1,294,739)	(2,544,910)	(4,581,613)	(4,826,124)

Discontinued operations:
Gain on disposal of discontinued operations	-	-	758,490	-
Net Loss	$(1,294,739)	$(2,544,910)	$(3,823,123)	$(4,826,124)

Loss attributable to common stockholders and loss per common share:
Net loss	$(1,294,739)	$(2,544,910)	$(3,823,123)	$(4,826,124)
Deemed dividends – Series K preferred stock and warrants	-	-	-	(1,967,699)
Dividends on Series K preferred stock	(11,912)	(18,994)	(42,271)	(177,971)
Loss attributable to common stockholders	$(1,306,651)	$(2,563,904)	$(3,865,394)	$(6,971,794)

Basic and diluted weighted average common shares outstanding	308,854,864	145,082,300	243,729,907	96,361,621

Net loss per share – basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.07)

See accompanying notes to the condensed consolidated financial statements

New Leaf Brands, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2012	2011
Operating Activities:
Continuing operations:
Net loss	$(3,823,123)	$(4,826,124)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	147,074	387,877
Allowance of doubtful accounts	(17,222)	6,300
Change in fair value of notes liability	46,567	-
Gain on settlement of accounts payable and extinguishment of long-term debt	(985,727)	241,757
Gain on disposal of discontinued operations	(758,490)	-
Amortization of debt discount & deferred financing cost	448,373	162,052
Warrants issued for services	200,618	10,398
Stock based compensation	173,600	131,862
Common stock issued for services	2,043,854	140,000
Change in fair value of derivatives payable	81,383	(528,978)
Impairment of intangible assets	845,000	1,100,000

Changes in continuing operating assets & liabilities:
Accounts receivable	163,908	67,551
Inventory	92,743	(137,603)
Prepaid expenses and other current assets	(196,737)	25,550
Accounts payable	683,810	(400,108)
Accrued expenses	(242,274)	68,422
Due to related parties	61,494	54,259
Interest payable	128,152	59,389

Net cash used in continuing operating activities	(906,997)	(3,437,396)

Financing Activities:
Proceeds from issuance of long-term debt	729,107	1,174,600
Exercise of warrants	517,618	500,000
Payments on purchase order financing	(306,037)	-
Proceeds from sale of common stock and warrants,net	-	425,000
Proceeds from sale of preferred stock and warrants	-	1,068,401
Repayment on long-term debt	-	(184,696)
Proceeds from purchase order financing	-	460,124

Net cash provided by financing activities	940,688	3,443,429

Change in cash & cash equivalents	33,691	6,033
Cash & cash equivalents beginning of year	75,762	13,024
Cash & cash equivalents end of period	109,453	$19,057

Supplemental disclosures:
Cash paid during the period for:
Interest	$-	$44,432

Non-cash investing and financing activities:

Deemed dividend on Conversion of Series K Preferred and warrants	-	1,967,699
Dividends Series K Preferred stock	42,271	177,971
Settlement of long-term debt for common stock	996,622	4,129,172
Forgiveness of earn-out and reduction of intangibles	-	325,000
Issuance of common stock in connection with disposal of discontinued operations	180,000	-
Settlement of accounts payable for common stock and warrants	-	100,000
Debt discount and beneficial conversion feature on debt issued	260,208	46,655
Fair value of shares used for common stock	-	31,250
Non-cash sale of all assets and liabilities of discontinued operations	938,490	-

See accompanying notes to the condensed consolidated financial statements

NEW LEAF BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

[1]	Organization

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

On April 9, 2012 the Company completed the sale of all of the assets and liabilities of its non-operating subsidiary Nutritional Specialties, Inc. (NSI) to Deep South Capital, LLC (DSCL). The terms of the divestiture included consideration of $1.00 plus the assumption of certain liabilities by DSCL. In connection with the disposition, the Company gave DSCL 6,000,000 shares of the Company’s stock, with a fair value of $180,000 to DSCL to relieve the Company’s responsibility for any future claims. The transaction reduced liabilities of the Company by approximately $928,000 and resulted in a gain on disposal of discontinued operations of approximately $758,000.

[2]	Basis of presentation

In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of New Leaf Brands, Inc. (“New Leaf” or the “Company”) and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with New Leaf's audited consolidated financial statements for the year ended December 31, 2011, included in New Leaf's Annual Report filed on Form 10-K for such fiscal year.

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States (“GAAP”). These principles require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[3]	Reclassification

In connection with the preparation of its September 30, 2012 financial statements, the Company has reclassed $349,243 (as of March 31, 2012) from notes payable to additional paid in capital to properly account for the convertible debt and warrants issued in December 2011. The Company determined that the amount was not material to the financial statements for the year ended December 31, 2011.  There was no impact on the statement of operations for the year ended December 31, 2011 or the three and nine months ended September 30, 2012.

NOTE 2 - GOING CONCERN

The Company has a history of recurring losses from continuing operations, deficiencies in working capital and limited cash on hand as of September 30, 2012. To date, it has also been unable to generate sustainable cash flows from operating activities. In addition, the Company has $3,743,965 in current liabilities payable within the next twelve months including an obligation which is currently in default (see Item 3 - DEFAULTS UPON SENIOR SECURITIES). For the nine months ended September 30, 2012, the Company’s loss from continuing operations was $4,581,613.  As of September 30, 2012, the Company’s cash and cash equivalents and working capital deficiency are $109,453 and $3,165,543 respectively. Collectively, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s existence is dependent upon its ability to obtain necessary financing. The Company believes that its existing cash resources, combined with projected cash flows from operations, will not be sufficient to execute its business plan and continue operations for the next twelve months without additional funding. The Company intends to continue to explore various strategic alternatives, including asset sales and private placements of debt and equity securities to raise additional capital. In the first nine months of 2012, the Company raised gross proceeds of $729,107 pursuant to Unsecured Note Issuances in February and September 2012 and the Warrant reset and Exchange Offer in March and May 2012 and advance under secured credit line in June and August 2012. In addition, the Company raised an additional $150,000 in January 2013. In addition to paying down and restructuring its debt, management is actively taking steps to reduce the Company’s future operating expenses and increase future sales. However, the Company cannot provide any assurance that operating results will generate sufficient cash flow to meet its working capital needs and service its existing debt or that it will be able to raise additional capital as needed. As such the Company’s corporate strategy has broadened from solely New Leaf lemonades and teas to an acquirer of mature beverage distributors and manufactures.

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

[1]	Principles of consolidation

The condensed consolidated financial statements include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated.

[2]	Inventories

Inventories consist primarily of raw material and finished product and are recorded at the lower of cost (on an average cost basis) or market. Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
Raw material	$-	$133,376
Finished goods	70,966	30,333

	$70,966	$163,709

[3]	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of five years. Property and Equipment consisted of the following:

	September 30, 2012	December 31, 2011
	(unaudited)
Furniture and fixtures	$19,539	$19,539
Computers	125,654	125,654
Equipment	21,199	21,199
Total	166,392	166,392
Less: Accumulated depreciation	132,854	108,392
Net property and equipment	$33,538	$58,000

[4]	Intangible assets

Intangible assets consist of brand value resulting from the September 9, 2008 acquisition of certain net assets from Skae Beverage International, LLC. Intangible assets consisted of the following at September 30, 2012 (unaudited) and December 31, 2011:

Brand Value – New Leaf Tea
Asset value at December 31, 2011	$4,760,824
Accumulated amortization	(1,488,215)
Impairment of intangibles	(2,155,000)
Net asset value at December 31, 2011	$1,117,609

Asset value at September 30, 2012	$2,605,824
Accumulated amortization	(1,610,826)
Impairment of intangibles	(845,000)
Net asset value at September 30, 2012	$149,998

The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated undiscounted cash flows attributable to the intangible with the related carrying amount. If the estimated undiscounted cash flows attributable to the intangibles exceed its carrying amount, the intangible is not considered to be impaired and the second step is unnecessary. If the carrying amount of the intangibles exceeds the estimated undiscounted cash flows, the Company performs the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the intangibles with its carrying amount to measure the amount of impairment loss, if any.

During the quarter ended September 30, 2012, the Company determined that a triggering event occurred and performed an interim impairment analysis. The interim impairment analysis resulted in an impairment of $845,000 for the third quarter of 2012. The Company’s interim test, used a discounted cash flow model derived from internal budgets to estimate fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company’s key assumptions used in its interim impairment analysis included the following: a discount rate of 14% based on the estimated weighted average cost of capital from the market participant point of view; royalty rate of 4.5%; an average perpetual growth rate of 66% for six years and a tax rate of 38%. An increase in the discount rate of 1% or a 1% deterioration of the perpetual revenue growth rate would increase the impairment loss by approximately $2,000 or $1,000, respectively. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. For the nine months ended September 30, 2012, the impairment of the Company’s brand value mainly resulted from the decline in its projected revenues and operating results and cash flows. However, the Company believes that the remaining amount recorded represents the current fair value of its intangible assets if they were to be sold to a market participant. In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimated remaining useful lives.

The brand value (including Trademarks and Trade Names) of continuing operations are being amortized over the estimated life of ten years. Amortization expense for the nine months ended September 30, 2012 and 2011 was $122,612 and $361,872 respectively. The aggregate amortization for the years ended December 31, 2012 through December 31, 2016 and years thereafter is as follows:

Year	Amortization
2012	$6,164
2013	24,657
2014	24,657
2015	24,657
2016	24,657
Thereafter	45,206
Total	$149,998

[5]	Option -Warrants issued on debt and beneficial conversion

The Company estimates the fair value of each option and warrant grant on the date of grant using the Black-Scholes option-pricing model. The option and warrant estimates are based on the following assumptions for the nine months ended September 30, 2012 and 2011 (unaudited):

	September 30, 2012	September 30, 2011
Dividend yield	0%	0%
Volatility	281.20% to 397.47%	81.47% to 98.07%
Risk free interest rate	0.35% to 0.51%	0.03% to 1.76%
Expected term	2.50 years	0.19 to 4.35 years

The Company accounts for the beneficial conversion feature of debt and preferred stock using intrinsic value method measure at the date of issuance.

[6]	Derivatives

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

During 2012, the Company began using a Monte Carlo model to value its warrant derivative liability. The change in this derivative value at each reporting period is included in the statement of operations as a change in fair value of derivative liabilities. The Company considers these derivative instruments as used for the purpose of securing financing.

The range of significant assumptions which the Company used to measure the fair value of derivatives liabilities at September 30, 2012 is as follows:

Stock price	$0.03
Exercise price	$0.01 – 0.15
Term	0.54 – 5.00 years
Risk-free interest rate	0.18 - 0.51%
Volatility	281 - 397%
Dividend yield	0.00%

The following table summarizes the fair value of warrants classified as liability instruments, recorded on the balance sheet as of September 30, 2012 (all of which are calculated using level 3 fair value measurements):

Offering	Total Fair Value of Derivative as of September 30, 2012
2006 and 2008 Bridge Financing	$793
Warrants issued to Series I and J Preferred Stock holders	409
October 2009 notes	5,812
February 2010 stock and warrant issuance	40,605
April 2010 stock and warrant issuance	22,941
September 2010 notes	42,806
$113,366

The following table summarizes the changes in fair value of warrant liabilities (a level 3 fair value measurement) during the nine months ended September 30, 2012:

Balance at December 31, 2011	$45,613
Reclassification of derivative liability on warrant exercised	(13,630)
Change in fair value of derivative instruments included in net loss for the nine months ended September 30, 2012	81,383

Balance at September 30, 2012	$113,366

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

[7]	Revenue Recognition, Sales Returns and Allowances

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

[8]	Net Income (Loss) per Share of Common Stock

Basic net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share may not been presented if the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

[9]	Income Taxes

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

The Company recognizes interest and penalties related to uncertain tax positions in interest and general and administrative expense. As of September 30, 2012, the Company has no unrecognized tax positions, including interest and penalties. The tax years 2008-2011 are open to examination by the major tax jurisdictions in which the Company operates.

[10]	Comprehensive Income (Loss)

The Company accounts for its Comprehensive Income (Loss) under the Topic of the Codification (ASC Topic 220-10), “Comprehensive Income (Loss),” establishes standards for the reporting and display of comprehensive income (loss) and its components within the financial statements. Other comprehensive income (loss) consists of charges or credits to stockholders’ equity, other than contributions from or distributions to stockholders, excluded from the determination of net income (loss). There were no other components of comprehensive income (loss) other than the net loss for the three and nine months ended September 30, 2012 and 2011, respectively and therefore a Statement of Comprehensive Income (Loss) has not been included with these financial statements.

[11]	Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, accounts receivable and obligations under accounts payable, accrued expenses, derivatives and notes payables. The carrying amounts of cash, accounts receivable, accounts payable, short term debt obligations and accrued expenses approximate fair value because of the short term maturity of those instruments.

[12]	Fair Value Measurements

The accounting guidance under Accounting Standards Codification “Fair Value Measurements and Disclosures” (“ASC 820-10”) requires the Company to make disclosures about the fair value of certain of its assets and liabilities. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. ASC 820-10 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•	Level 2: Inputs other than quoted prices that is observable for the asset or liability, either directly or indirectly.
•	Level 3: Significant unobservable inputs

NOTE 4 - GEOGRAPHIC AREA INFORMATION

The Company generates its revenues from customers, primarily in the United States. The following table outlines the breakdown of sales to unaffiliated customers domestically and internationally for the nine months ended September 30 (unaudited):

	2012	2011
United States	$257,471	$1,459,824
Other International	-	15,085
Totals	$257,471	$1,474,909

The Company holds all its assets in the United States.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. The Company maintains the majority of its cash and cash equivalents in the form of demand deposits with financial institutions that management believes are creditworthy. At September 30, 2012, the cash balances in these institutions were insured in full by the Federal Deposit Insurance Corporation.

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

While the Company made considerable progress towards the turnaround plan during the nine months ended September 30, 2012, a delay in additional financing limited the ability of management to achieve significant debt reduction that had been negotiated during the period.

The aggregate accounts receivable from four customers amounted to 88% of the gross accounts receivable balance outstanding at September 30, 2012.

 The aggregate accounts payable due to one vendor amounted to approximately 23% of the accounts payable balance outstanding September 30, 2012.

A slowdown or loss of these customers or vendors could materially adversely affect the results of operations and the Company’s ability to generate significant cash flow.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

Related party notes payable at September 30, 2012 (unaudited) and December 31, 2011 consisted of the following:

	September 30,	December 31,
Description	2012	2011

Unsecured note payable to a former director with a face amounts of $50,000 bearing interest at 10% per annum and payable on October 31, 2012 (E)(F)(G)(I)	$50,000	$50,000
Unsecured note payable to a former director with a face amounts of $5,500 bearing interest at 10% per annum and payable on demand (C)	5,500	5,500
Unsecured note payable to a principal shareholder with a face amounts of $55,000 bearing interest at 10% per annum and payable on September 18, 2012 and October 14, 2012 (E)(F)(G)(L)	55,000	55,000
Unsecured note payable to an officer with a face amount of $20,000 bearing interest at 6% per annum and payable on demand (C)	20,000	20,000
Unsecured note payable to a director with a face amount of $75,000 bearing interest at 12% per annum and payable on demand (C)	75,000	75,000
Unsecured note payable to a director with a face amount of $10,000 bearing interest at 10% per annum and payable on demand (D)	10,000	10,000
10% Secured Convertible Subordinated Notes to a principal shareholder with a face amount of $125,000 bearing interest at 10% payable July 23, 2012 (H)(L)	125,000	125,000
Secured factoring loan agreement to a principal shareholder with a face amount of $298,227 bearing interest at 10% payable July 23, 2012 (E)(F)(G)(L)	298,227	298,227
10% Secured Convertible Subordinated Notes to a director with a face amount of $120,517 bearing interest at 10% payable July 23, 2012 (E)(F)(G)(L)	120,517	120,517
Secured note payable to an officer with a face amount of $30,100 bearing interest at 10% payable August 13, 2012 (H)(L)	30,100	30,100
Unsecured note payable to a former director with a face amount of $50,000 bearing interest, which is payable at maturity on July 15, 2013, at 8% per annum. (A)	68,921	-
Unsecured note payable to a principal shareholder with a face amount of $50,000 which is payable at maturity on July 15, 2013, at 8% annum. (A)	68,921	-
Unsecured note payable to a principal shareholder with a face amount of $37,500 bearing interest, which is payable at maturity on September 3, 2013, at 8% per annum. (A)	48,339	-
Unsecured note payable to a former officer with a face amount of $200,000 bearing interest, which is payable at maturity on August 14, 2013, at 8% per annum. (B)	200,000	-
Unsecured note payable to a former officer with a face amount of $100,000 bearing interest, which is payable on demand, at 8% per annum. (B)	100,000	-
Unsecured note payable to a principal shareholder with a face amount of $100,000 bearing interest, which is payable at maturity on March 24, 2014, at 8% per annum (M)	100,000	-
Note payable to a related party with a face amount of $20,000 bearing interest, payable at maturity on November 16, 2013, at 18% per annum (J)	20,000	-
Secured credit line payable to a related party, payable at maturity on April 26, 2013 (face value $50,000) and June 18, 2013 (face value $100,913), bearing interest at 1.50% per month (K)	150,913	-

Notes payable to related parties	$1,546,438	$789,344
Discount on Debt	(206,905)	(36,557)

Total notes payable to related parties	$1,339,533	$752,787
Less current maturities	(1,250,761)	(752,787)

Long-term notes payable to related parties	$88,772	$-

A)
Between February 15, 2012 and March 2, 2012, the Company received proceeds of $250,000 from four investors in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”) and warrants. One of the investors invested $87,500 and the other, a former director, invested $50,000 in the Unsecured Notes. Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01. The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share. In addition the investors received the right to invest in new notes on the same basis as provided. The Company has accounted for these share based provisions at fair value due to the variable conversion price will require the Company to issue additional shares and accordingly has recorded an additional liability to the notes of approximately $88,000 of which approximately $47,000 has been recorded as change in fair value for the nine months ended September 30, 2012. The Company will fair value these provisions at each reporting period until either settled or forfeited.

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

F)
On July 14, 2011, July 28, 2011 and July 29, 2011 the Company issued Original Issue Discount Notes to three lenders receiving amounts of $75,000 from a principal shareholder, $50,000 and $25,000 respectively from other investors. These notes were to mature on January 14, 2012 at $170,458 and were secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to a principal shareholder. On August 24, 2011 these notes were converted into the recast notes described in (G) below. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt.

G)
On August 24, 2011, the Company recast $606,381 (principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one of whom is a director of the Company for $120,517, and another who is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) which Notes and shares of common stock. Each Secured Note is collateralized by all of the Company assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them totaling 2,881,405 common shares. The Company determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the year ended December 31, 2011.

H)
Between September 13 and 16, 2011, the Company borrowed $250,000 from two investors, one of whom is a principal shareholder of the Company ($125,000) and refinanced an existing unsecured loan with one officer in the amount of $30,100. The Company issued these investors and officers the same 10% Secured Convertible Subordinated Notes as issued to the lenders reported in (G) above. Additionally, such investors received an additional 5 shares of common stock for each $1.00 invested totaling 1,400,500 common shares (625,000 included in shares issuable). The fair value of the common shares on the date of issuance of $31,250 was recorded as a debt discount which will be amortized over the term of the notes.

I)
On October 18, 2011, November 11, 2011 and November 14, 2011, the Company borrowed $25,000, $50,000, and $30,000 from two investors, both of whom are principal shareholders of the Company. The Company issued these investors the same 10% Secured Convertible Subordinated Notes as issued to the lenders reported in (G) above.  Additionally, such investors received an additional 5 shares of common stock for each $1.00 invested, totaling 525,000 common shares.  The common shares were fair valued at $18,313 as debt discount and will be amortized over the term of the notes.

J)	On May 16, 2012, the Company borrowed $20,000 from CS Healthcare, a related party (controlled by the Company’s CEO), in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

K)
On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC (owned by the Company’s CEO) to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. On June 26 and August 18, 2012, the Company borrowed $50,000 and $100,913, respectively under this loan facility and issued 1,666,666 and 3,363,767 warrants, respectively.

L)	These notes matured during the period and remain unpaid as of September 30, 2012. Therefore they are and classified as current portion of notes payable to related parties.
M)
Between September 24 and 25, 2012, the Company borrowed an aggregate of $250,000 from two investors in exchange for 8% 18 month Unsecured Promissory Notes (“Unsecured Note”), which is payable at maturity on March 24 and 25, 2014. A substantial portion of these proceeds were loaned to a potential acquisition candidate of the Company.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these related party notes as of September 30, 2012:

Year Ending December 31,	Principal Maturities
2012	$889,345
2013	657,093
Total	$1,546,438

NOTE 7 - SHORT-TERM DEBT

Short-term debt at September 30, 2012 (unaudited) and December 31, 2011 consisted of the following:

	September 30,	December 31,
Description	2012	2011
Secured loan agreement with a face amount of $155,000 bearing interest at 10% payable on November 21, 2012 ( A) (B) (D)		$155,000
Secured loan agreement with a face amount of $175,000 bearing interest at 10% payable on November 1, 2012 (A) (B) (D)		175,000
Secured loan agreement with a face amount of $30,000 bearing interest at 10% payable on October 14, 2012 ( A) (B) (C) (E)	$30,000	30,000
Secured loan agreement with a face amount of $25,000 bearing interest at 10% payable on October 18, 2012 ( A) (B) (C) (E)	25,000	25,000
Secured factoring loan agreement with a face amount of $282,537 bearing interest at 10% payable on July 23, 2012 and August 13, 2012 ( A) (B)	282,537	282,537
Unsecured note payable to a shareholder with a face amount of $25,000 bearing interest at 8% per annum and payable July 15, 2013 (F)	34,460	-
Unsecured note payable to a shareholder with a face amount of $50,000 bearing interest at 8% per annum and payable July 15, 2013(F)	68,921	-
Unsecured note payable to a shareholder with a face amount of $37,500 bearing interest at 8% per annum and payable September 3, 2013(F)	48,339	-
Secured promissory note with a face amount of $60,000 bearing interest at 11% per annum and payable September 2013 (G)	58,194	-
Equipment loan bearing interest at 11% per annum, mature in November 2013 (H)	35,457		-

Total short-term debt before discount on debt	582,908	667,537
Discount on Debt (D)	(59,196)	(547,047)
Total short-term debt	$523,712	$120,490

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

B)
On July 14, 2011, July 28, 2011 and July 29, 2011 the Company issued Original Issue Discount Notes to three lenders receiving amounts of $75,000 from a principal shareholder, and $50,000 and $25,000 respectively from other investors. These notes were to mature on January 14, 2012 at $170,458 and were secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to a principal shareholder of the Company. On August 24, 2011 these notes were converted into the recast notes described below.

C)
Between September 13 and 16, 2011, the Company borrowed $250,000 from two investors, one of whom is a principal shareholder of the Company for $125,000 and refinanced an existing unsecured loan with one officer in the amount of $30,100. The Company issued to these investors and officers the same 10% Secured Convertible Subordinated Notes as issued to the lenders reported in Note 6 (G) above. Additionally, such investors received an additional 5 shares of common stock for each $1.00 invested totaling 1,400,500 common shares (625,000 included in shares issuable). The fair value of the common shares on the date of issuance of $62,500 was recorded as a debt discount which will be amortized over the term of the notes.

D)
Between December 1 and December 21, 2011 the Company borrowed $330,000 from an investor. We issued 10% Secured Convertible Subordinated Notes as issued to the lenders reported in Note 6 (G) above. Additionally, such investor received an additional 5 shares of common stock for each $1.00 invested totaling 1,650,000 common shares that were valued at $565,890 and recorded as a debt discount which will be amortized over the term of notes. In addition, the Company agreed in a side letter to a revenue participation based on 2% of the first $2,000,000 of revenue and 3% of revenue above $2,000,000 in 2012. This agreement may be terminated by the Company with a penalty of 3 times the annual revenue participation. On July 11, 2012 both notes were converted into common stock.  During first quarter of 2012, the Company reclassified approximately $349,000 of debt discount to additional paid in capital due to previously over allocated embedded beneficial conversion in excess of carrying value of the related notes.

E)
On October 18, 2011 and November 14, 2011 the Company borrowed $25,000 and $30,000 from one investor. The Company issued to this investor the same 10% Secured Convertible Subordinated Notes as issued to the lenders reported in Note 6 (G) above.  Additionally, such investor received an additional 5 shares of common stock for each $1.00 invested, totaling 275,000 common shares (275,000 included in shares issuable).  The fair value of the common shares on the date of issuance of $12,313 was recorded as a debt discount which will be amortized over the term of the notes.

F)
Between February 15, 2012 and March 2, 2012, the Company received proceeds of $250,000 from four investors in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”) and warrants. One of the investors invested $87,500 and the other, a former director, invested $50,000 in the Unsecured Notes. Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01. The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share. In addition the investors received the right to invest in new notes on the same basis as provided. The Company has accounted for these share based provisions at fair value due to the variable conversion price will require the Company to issue additional shares and accordingly has recorded an additional liability to the notes of approximately $88,000 of which approximately $47,000 has been recorded as change in fair value for the nine months ended September 30, 2012. The Company will fair value these provisions at each reporting period until either settled or forfeited.

G)	On September 20, 2012 the Company borrowed $ 60,000 from an outside lender in exchange for an 11% 1 year Secured Promissory Note. The Company’s Chief Executive Officer personally guaranteed the Note.

H)
On December 3, 2008, the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719 which matures by December 2013.

NOTE 8 - LONG-TERM DEBT

Long-term debt at September 30, 2012 (unaudited) and December 31, 2011 consisted of the following:

Description	September 30, 2012	December 31, 2011
Loan payable bearing interest at 8% per annum, maturing in March 2014 (B)	$150,000
Equipment loan bearing interest at 11% per annum, mature in November 2013 (A)	-	$35,457
Total long-term debt	150,000	35,457
Less current maturities	-	(21,119)
Discount on Debt	(33,026)	-
Long-term debt	$116,974	$14,338

Interest expense for the nine months ended September 30, 2012 and 2011 amounted to $65,670 and $13,743, respectively. The weighted average interest rate for all long-term borrowings was 17.34% for 2012 and 6% for 2011.

A)
On December 3, 2008, the Company completed the purchase of a new ERP system and financed that purchase through a third-party equipment financing arrangement having an interest rate of 11% and requiring payments of monthly interest and principal of $1,719 which matures by November 2013.B)Between September 24 and 25, 2012, the Company borrowed an aggregate of $250,000 from two investors in exchange for 8% 18 month Unsecured Promissory Notes (“Unsecured Note”), which is payable at maturity on March 24 and 25, 2014. A substantial portion of these proceeds were loaned to a potential acquisition candidate of the Company.

The following is a schedule of principal maturities for the next five years and the total amount thereafter on these notes as of September 2012:

Year Ending December 31,	Principal Maturities
2014	$150,000

NOTE 9 - STOCKHOLDERS’ DEFICIT

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. The Company designated 1,000 shares of the authorized shares as Series K 10% Convertible Preferred Stock (18.9 and 30 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively) and 1,750 shares of the authorized shares as Series M Convertible Preferred Stock (no shares were outstanding at September 30, 2012 and December 31, 2011).

Common Stock
The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value per share. At September 30, 2012 and December 31, 2011, 328,533,316 and 150,811,031 shares were issued and outstanding, respectively.

Following is a summary of changes in stockholder’s equity from December 31, 2011 to September 30, 2012:

						Additional
	Preferred Stock		Common Stock		Shares	Paid-in	Accumulated
	Shares	Dollars	Shares	Dollars	issuable	Capital	Deficit	Total

Balance – December 31, 2011	30.0	$-	150,811,033	$150,811	$5,550	$44,025,118	$(48,114,561)	$(3,933,082)
Issuance of shares issuable at year end	-	-	5,550,000	5,550	(5,550)	-	-	-
Settlement of accounts payable for common stock	-	-	25,879,452	25,879	-	1,386,525	-	1,412,404
Shares issued upon conversion of notes payable	-	-	33,000,000	33,000	-	297,000	-	330,000
Shares issued upon conversion of preferred stock	(11.0)	-	8,305,811	8,306	-	(8,306)	-	-
Shares issued for services	-	-	54,200,000	54,200	-	1,262,400	-	1,316,600
Shares issued upon warrants exercise	-	-	18,587,020	18,587	-	499,031	-	517,618
Shares issued to terminate revenue participation agreement	-	-	25,000,000	25,000	-	350,000	-	375,000
Derivative liability of warrants issued in connection with notes payable	-	-	-	-	-	353,614	-	353,614
Beneficial conversion feature and debt discount on notes payable	-	-	-	-	-	3,825	-	3,825
Shares issued for release of UCC lien	-	-	1,200,000	1,200	-	34,800	-	36,000
Shares issued in connection with disposal of subsidiary	-	-	6,000,000	6,000	-	174,000	-	180,000
Fair value of conversion rights on notes payable	-	-	-	-	-	(41,334)	-	(41,334)
Conversion of derivative warrants	-	-	-	-	-	13,630	-	13,630
Dividends on series K 10% convertible preferred stock	-	-	-	-	-	-	(42,271)	(42,271)
Net (loss)	-	-	-	-	-	-	(3,823,123)	(3,823,123)
Balance- September 30, 2012	19.0	$-	328,533,316	$328,533	$-	$48,350,303	$(51,979,955)	$(3,301,119)

During the three and nine months ended September 30, 2012, the Company issued  1,272,600 and 13,673,600 common shares in settlement of accounts payable for $57,206 and $717,652, respectively.

On March 21, 2012 the Company granted 25,000,000 restricted shares of common stock to an investor who loaned the Company $330,000 on December 1, 2011 and December 22, 2011 in connection with the termination of the revenue participation agreement. The Company has recorded a share based compensation charge of $375,000 in general and administrative expense.

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

In February 2011, the Company issued 1,000,000 common shares for marketing services at stated market value on the date of the agreement of $0.14 per share. In June 2011, The Company issued an additional 80,000 shares for marketing services at stated market value on the date of the agreement of $0.0625 per share.

On February 24, 2011, the Company received proceeds from the sale of unsecured convertible notes of $60,000 and $30,000 to investors and a director, respectively. On April 29, 2011, these unsecured notes were converted into 800,000 and 400,000 common shares respectively.

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

NOTE 10 - STOCK OPTIONS AND WARRANTS

[1]	Warrants

Set forth below is a description of the Company’s warrants as of September 30, 2012 (unaudited):

Designation / Reason Granted	Original issue date	Shares of Common Stock Upon Exercise	Exercise Price / Share	Expiration Date

Marketing Program Development	October-07	250,000	$1.00	October-12
April 2008 Bridge Notes Warrants (1)	April-08	15,625	$0.80	April-13
September 2008 Bridge Note Warrants (1)	September-08	25,884	$0.85	September-13
Series J Warrants (1)	December-08	14,368	$0.87	December-13
October 2009 Note Warrants (1)	October-09	200,000	$0.25	October-14
Investor Warrants 2009 Private Placement (1)	December-09	531,817	$0.55	December-14
Investor Warrants 2009 Private Placement (1)	February-10	289,545	$0.55	February-15
Marketing Program Development	March-10	150,000	$0.49	March-15
Investor warrants 2009 Private Placement (1)(2)	May-10	1,164,346	$0.25	May-15
Investor Warrants 2010 Private Placement (1)	June-10	1,821,414	$0.45	June-15
Investor Warrants 2010 Original Issue Discount Private Placement (1)	September/October 2010	3,338,703	$0.25	September, October 2015
Placement agent Warrants (1)	October-10	444,609	$0.25	October-15
Investor X Warrants 2011 Series K Preferred stock (3)	January 2011	6,476,472	$0.15	January-16
Investor Y Warrants 2011 Series K Preferred stock (3)	January 2011	7,260,786	$0.15	45 days after registration statement
Investor Z Warrants 2011 Series K Preferred stock (3)	January 2011	14,800,780	$0.15	January-16
Placement agent X Warrants (3)	January 2011	361,000	$0.15	January-16
Debt conversion Y Warrants (3)	January 2011	1,833,333	$0.15	45 days after registration statement
Marketing Program Development (3)	2/1/2011	100,000	$0.15	February-16
Investor Relations (3)	November-11	5,000,000	$0.25	11/20/2016
2012 Unsecured Note Warrants (4)	February / March 2012	16,566,667	$0.03	February, March 2017
Warrants issued for services (4)	March 2012	3,750,000	$0.03	March 2017
Warrants issued for bridge capital (5)	June 2012	1,666,666	$0.03	June 2017
Warrants issued for bridge capital (5)	August 2012	3,363,767	$0.03	August 2017
September 2012 Notes Warrants (6)	September 2012	1,250,000	$0.03	September 2017

Fair values for the warrants (excluding those with down round provisions) were determined using the Black-Scholes-Merton option valuation model with the following assumptions:

Stock price	$0.015 to 0.06
Exercise price	$0.03
Term	5 years
Volatility	263.01 to 397.47%
Risk-free interest rate	0.81 to 1.01%
Dividend yield	0%

(1)
The exercise price of the warrants and the number of warrant shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits, and similar events. Further, in the event that the Company should issue shares of its Common Stock at an effective price per share less than the then effective exercise price of the warrants, the exercise price and the number of warrant shares subject to such warrants shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of Common Stock and such lower effective price on a non-fully-diluted basis, subject to similar exceptions to those described for such adjustments above with respect to the Convertible Preferred Stock. The impact of this provision would be to reduce the exercise price. Therefore, these warrants were classified as derivative liability instruments upon issuance. The warrants also contain standard reorganization provisions.

(2)
In February 2010, the Company issued a side letter to investors in the private placements which closed in December 2009 and February 2010 which effectively amended the terms of the private placements to contain a price protection clause through April 30, 2010. The price protection clause required the Company to issue additional warrants to these investors, based upon a formula contained in the side letter, in the event that common stock was issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions. This side letter resulted in the warrants being classified as derivative liability instruments.

(3)
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

(4)
Between February 15, 2012 and March 2, 2012, the Company received proceeds of $250,000 from four investors in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”), which Notes were coupled with warrants. One of the investors is a principal shareholder who invested $87,500 and the other was a former director who invested $50,000 in the Unsecured Notes. Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01. The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share. In addition the investors received the right to invest in new notes on the same basis as provided. The Company has accounted for these share based provisions at fair value due to the variable conversion price will require the Company to issue additional shares and accordingly has recorded an additional liability to the notes of approximately $88,000 of which approximately $47,000 has been recorded as change in fair value for the nine months ended September 30, 2012. The Company will fair value these provisions at each reporting period until either settled or forfeited.

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

(5)
On June 26, 2012 and August 18, 2012, the Company issued 1,666,667 and 3,363,767 warrants with a 5 year term exercisable at $.03 per share in connection with a bridge note from an entity controlled by our Chief Executive Officer.

(6)	On September 24, 2012, the Company issued 1,250,000 warrants with a 5 year term exercisable at $0.03 per share in connection with the issuance of $250,000 in notes to two investors.

The following table reflects a summary of common stock warrants outstanding and warrant activity during 2012 (unaudited):

	2012
	# Warrants	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2012	52,893,843	0.20	3.46
Granted during the period	36,816,544	0.03	4.91
Exercised during the period	(18,880,856)	0.03	4.57
Expired during the period	(153,749)	0.15	4.57
Warrants outstanding at September 30, 2012	70,675,782	$0.1658	3.85

The Common Stock warrants expire in years ended December 31 as follows:

2012	250,000
2013	55,877
2014	731,817
2015	7,208,617
2016 and thereafter	52,542,036
45 days after registration statement	9,887,435
Total	70,675,782

[2]	Stock options

Under the Company’s Employee Incentive Stock Option Plan (the “1996 Plan”) approved by the stockholders in 1996, the total number of shares of Common Stock that may be granted is 500,000, amended to 325,000 in 1999. The 1996 Plan provides that shares granted come from the Company’s authorized but unissued Common Stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The options expire ten years from date of grant. At the Company’s Annual Meeting held on December 10, 2004, the Company’s stockholders approved the 2004 Stock Option Plan (the "2004 Plan"). At the Company’s Board of Directors meeting held on July 28, 2007, the Board approved an increase in the number of shares of Common Stock that may be granted to 2,000,000 under all plans. At the Company’s Board of Directors meeting on June 27, 2008, the Board approved a new Stock Option Plan (the “2008 Plan”) for a total of 2,000,000 additional shares. At the Company’s Board of Directors meeting held on February 2, 2010, the Board approved a new Stock Option Plan (the “2010 Plan”) for a total of 3,000,000 additional shares. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. The option vesting period is determined by the Board of Directors at the time of grant and ranges from immediately to five years. The Company did not grant any stock options to directors and employees during the nine months ended September 30, 2012.  Compensation cost recognized during the three, six and nine months ended September 30, 2012 and 2011 related to stock-based awards was $12,561 and $(16,411), respectively. Options are usually issued at an exercise price equal to or above the fair value at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model

The summary of activity during 2012 (unaudited) for the Company's stock options is presented below:

	2012	Weighted Average Exercise Price

Options outstanding at January 1, 2012	2,241,250	$0.67
Granted	-	-
Exercised	-	-

Terminated/Expired	(986,802)	$0.66

Options outstanding at September 30, 2012	1,254,448	$0. 67

Options exercisable at September 30, 2012	1,173,945	$0.67

Options available for grant at September 30, 2012	4,752,677

Price per share of options outstanding	$$0.65 to 1.02	$0.65 to 1.02

Weighted average remaining contractual lives of all options	5.91 years

Weighted Average fair value of options granted during the year	$0	$0

The Common Stock options expire as follows:

2016	1,254,448

The aggregate intrinsic value of the options outstanding at September 30, 2012 was $0 with a weighted average remaining contract term of 5.91 years.

Unrecognized compensation costs related to non-vested share-based compensation for the above options amounted to $12,048 as of September 30, 2012 which will be amortized over the next eighteen months.

NOTE 11 - RELATED PARTIES TRANSACTIONS

From time to time, certain officers and directors loan the Company money as well as defer payment of salaries in order to assist the Company in its cash flow needs.

The table below sets forth the amounts of notes payable and accrued salaries of the Company’s officers and directors as of September 30, 2012, the title reflects the position held by the individual as of September 30, 2013:

Officer/Director	Notes Payable		Accrued Salaries &
	Amount	Accrued Interest	Bonus Amount

Eric Skae, Former C.E.O. & President	$330,100	$2,970	-
David N. Fuselier, C.E.O.	$150,913	-	$93,750
O. Lee Tawes, III Former Director	$311,017	$78,690	-

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

In February 2012, the Company and Eric Skae, former CEO and director entered into a Mutual Termination and Release agreement to settle aggregate $508,193 indebtedness comprised of $260,000 earn-out payable and $166,667 accrued bonus whereby Mr. Skae agreed to convert $300,000 debt into a $200,000 8% 18 month unsecured convertible note (convertible at holder’s option 13 months after the date of issuance at $0.01, subject to a beneficial ownership blocker), a $100,000 8% demand note and also forfeited the remaining $178,093 of debt. During 2012, the Company recorded a gain on the settlement of the long term debt of $178,093.

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

Between May 10 and May 17, 2012 six of the eight lenders agreed to waive and release its first priority and perfected security interest in and lien on the Company’s assets, and consents to the filing of a form UCC3 for the above UCC1 financing statements. In consideration for this waiver, we issued each lender 200,000 shares of common stock in New Leaf Brands, Inc.  The Company issued 1,200,000 shares of common stock to these six parties in connection with the UCC release.

On May 16, 2012, the Company borrowed $20,000 from CS Healthcare, a related party, in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. The investors also received up to 10,000,000 5 year warrants at a strike price of $0.03 per share and up to 10,000,000 shares of common stock at a price of $0.03 per share. On June 26, 2012, the Company borrowed $50,000 under this loan facility. On August 18, 2012, the Company borrowed an additional $100,913 under this loan facility.

On August 2, 2012 David Fuselier was elected as a director and chairman and appointed the position of Chief Executive Officer of Integrated Freight Corp (Ticker: IFCR.OTCBB), a related party.

NOTE 12 - CONTINGENCIES

In connection with the acquisition of Skae Beverage International LLC (“Skae”) in 2008, the Company agreed to provide the former member of Skae, who was also the Company’s Chief Executive Officer through February 14, 2012, with a three year earn-out arrangement. Under the terms of the earn-out arrangement, the Company can be required to pay an additional $4,776,100 to the owner of Skae if the acquired operations meet certain performance targets related to sales and gross profit. As of September 30, 2011 and December 31, 2010, the Company has accrued $260,000 and $535,000 respectively related to the achievement of the performance targets. Currently, the Company is unable to determine the likelihood that future performance targets will be met or estimate the future liability that will be incurred. In January 2011, the Company amended the earn-out agreement with the CEO; where by Mr. Skae forgave his 2010 earn-out of $325,000 which also reduced the intangible by the same amount.

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

On July 11, 2011, the Company was served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in an accounts payable collection matter. The parties settled this matter on April 15, 2012 for a combination of stock and cash. The stock component has been paid and the cash component remains open.  At September 30, 2012, the parties continue to discuss payment of the cash component. The remaining balance is included in accounts payable at September 30, 2012.

On January 12, 2012, Key Equipment filed a complaint demanding payment of $81,943 and on August 29, 2012 a Final Judgment was attained.  In November 2012, the parties agreed to a Stipulation of Settlement for $65,000 requiring an initial payment of $5,000 and subsequent monthly payments of $1,666 until fully retired.  To date, the Company has not begun the payments as required under the Stipulation. The equipment loan is included in short term debt and the balance is included in accrued expenses at September 30, 2012.

On February 4, 2012, we were served with a complaint by Hartford Meir, Inc demanding payment of $160,009 in a collection matter regarding a trade receivable conveyed to them by Mode Transportation (with whom the Company originally incurred the debt). We have accrued for this payment of $136,920 as of December 31, 2011 as part of accounts payable. The Company reached a settlement agreement with this creditor which was consummated on July 18, 2012 and the amounts owed remain unpaid. The case has been dismissed.

On July 17, 2012, former CEO Eric Skae served a notice of default on the Settlement and Mutual Release Agreement and the Consulting Agreement signed on February 15, 2012. Amounts owed under the Settlement and Mutual Release Agreement are included in the Notes Payable to related parties totaling $300,000.

On January 9, 2013, we received a complaint from Stephen Gould Corporation alleging that we were in breach of contract and sought $47,587 for such breach and are included in accrued expenses.  The Company’s counsel is reviewing the complaint.

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

As of September 30, 2012 the Company’s accounts payable to those Suppliers was $82,893 of which $0 represented Purchase Order Financing.

NOTE 13 - NET LOSS PER SHARE

Convertible preferred stock and outstanding options and warrants were not considered in the calculation for diluted net loss per share for the periods ended September 30, 2012 and 2011 because the effect of their inclusion would be anti-dilutive.

As of September 30, 2012, there were warrants and options to purchase 70,675,782 and 1,254,448, respectively shares of common stock outstanding and Series K Preferred shares were convertible into 15,750,784 shares of common stock.

NOTE 14 - DISCONTINUED OPERATIONS

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

The accompanying condensed financial statements have been reclassified for all prior periods to report the assets and liabilities of this subsidiary.

The major classes of assets and liabilities of the discontinued operations on the balance sheet are as follows:

	September 30, 2012 (unaudited)	December 31, 2011

ASSETS	$—	$—

LIABILITIES
Note payable and accrued interest to trust	0	915,390
Accounts payable and accrued expenses	0	12,692
Current liabilities of discontinued operations	$0	$928,082

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. The Company adopted this pronouncement in the first quarter of 2012. During all of the periods presented the Company did not have any amounts of other comprehensive income, therefore a separate Statement of Comprehensive Income has not been included in these financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (ASU 2011-08). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment that the fair value of a reporting unit is greater than its carrying amount, performing the current two-step impairment test is not required. The guidance also includes a number of events and circumstances that an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, if an entity has not yet issued financial statements for the most recent annual or interim period, provided the entity has not yet performed its annual impairment test. The adoption of this guidance did not have a material impact on these financial statements.

NOTE 16 - SUBSEQUENT EVENTS

On December 7, 2012, the Company’s Chief Executive Officer executed a promissory note for $105,000 with a creditor of the Company. The Company’s Chief Executive Officer and Fuselier and Co, Inc., personally and corporately, guaranteed the Note.

On December 14, 2012 the Company borrowed $ 50,000 from an investor in exchange for a 12% 14 month Unsecured Promissory Notes (“Unsecured Note”). The Company’s Chief Executive Officer and Fuselier and Co, Inc., personally and corporately, guaranteed the Note.

Between January 8, 11 and 30, 2013, the Company borrowed an aggregate of $150,000 from three investors in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”) and an additional $50,000 was borrowed in February 2013.

On May 17, 2013, the Company designated 1,750 of the 10,000,000 shares of preferred stock the Company is authorized to issue as Series M Preferred Stock with a par value of $0.001 per share and a stated value of $1,000 per share with privileges and conversion rights as stated.

On April 19, 2013 the Company through its wholly owned subsidiary, New Leaf Distribution, Inc. entered into a Stock Purchase Agreement to acquire 100% of the shares of Master Distributors Inc. (“Master”), which operates as Beverage Network of Maryland, Inc. The total purchase price of $2.9 million is comprised of $1.15 million of cash, of which $125,000 was paid on or prior to closing, and $1.75 million through the issuance of 1,750 shares of the Company’s Series M Convertible Preferred Stock with a liquidation preference of $1,000 per share. The balance of the cash portion of the purchase price is due in installments ranging from $100,000 to $16,666 over the 30 months following the closing. Beverage Network of Maryland distributes a variety of beverage products based in Maryland.

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

GENERAL STRATEGY

We are a diversified beverage holding company acquiring brands, distributors and co-packers within the beverage industry.   Our strategy follows the initial success of our award winning New Leaf Brands ready-to-drink teas and lemonades.  We intend to continue to market broadly our New Leaf branded products as well as acquire additional regional beverage brands in complementary categories.  As part of our brand acquisition strategy, we will acquire a portfolio of branded proprietary products, with distinctive packaging and deep regional appeal, in the following categories:

•	Ready–to-drink Lemonades and Teas
•	Carbonated Beverages
•	Juice and Juice Blends
•	Weight Control drinks
•	Water and Enhanced Water
•	Functional/Health and Wellness drinks

These categories are tailored toward premium, gourmet and healthy lifestyles for the “quality-value” expectations of our consumers.  We believe that each acquired brand, in its category, will provide established regional distribution for the Company’s full array of other beverage products and, ultimately, lead to more channels of distribution.

New Leaf is the company’s flagship brand in the ready to drink Lemonade and Iced Tea category.   We believe that our products are well-positioned to continue to grow and possess a competitive advantage in creativity, flavor, ingredients and packaging.  As of September 30, 2012, New Leaf Brands’ beverages are sold throughout the northeast corridor through select distributors.  We anticipate organic expansion of our business by targeting additional wholesale distributors, larger mainstream grocery stores, convenience and drug store channels.

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

Refocused New Leaf Brands beverages to:

•	Focus and deliver growth on the core product markets
•	Focus on four key geographic markets: New York Metro, Mid-Atlantic, Florida, Southern California
•	Reduce supply chain costs
•	Focus on key distributors and value added partnerships
•	Restructure corporate operations and product mix to significantly improve operating margins.
•	Achieve significant debt restructurings and interim financings to both strengthen the balance sheet and support sustainable growth.
•	Seek additional tactical and strategic financing to support anticipated growth, research and development and release of new product lines.

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

Blue Teas		White Tea
●	Blue Tea with Lemon	●	White Tea with Honey Dew Melon
●	Blue Tea with Peach	●	White Tea with Strawberry
●	Blue Tea with Raspberry	●	Black Tea
●	Diet Blue Tea with Lemon	●	Sweet Tea
●	Diet Blue Tea with Peach
Green Teas		Lemonades

●	Green Tea with Ginseng and Honey	●	Strawberry
●	Green Tea with Plum	●	Homemade
●	Green Tea with Mango	●	Black Cherry
		●	Tiger – Half and Half
		● ●	Lite Tiger – Half and Half Mango Lemonade

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

Results of Continuing Operations for the nine months ended September 30, 2012 and 2011

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

While the Company made considerable progress during the nine months ended September 30, 2012, a delay in production, shipment of open customer orders and inventory purchases from distributors existed during the period.

Results of Continuing Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Net sales from our continuing operations, New Leaf Brands, for the nine months ended September 30, 2012 were $257,471 compared to $1,474,909 for the same period last year. Management continues to actively work to increase capital formation. For the three months ended September 30, 2012 net sales from our operations were $83,367 compared to $128,796 for the same period last year. The decrease in net sales is also primarily due to capital constraints which resulted in the temporary cessation of operation.

Cost of sales decreased to $242,354 for the nine months period ending September 30, 2012 compared to $1,168,540 for the same period in 2011. The decrease of $926,186 or 79 % was a result of lower sales. Our gross profit margin for the nine month periods ended September 30, 2012 was 6%, compared to 21% for the same period in 2011. The overall decrease of 15 percentage points in gross profit margin is primarily due to lower sales. For the three months ended September 30, 2012 cost of sales decreased to $73,226 compared to $115,277 for the same period in 2011. The decrease of $ 42,051 or 36 % was a result of lower sales. Our gross profit margin for the three month periods ended September 30, 2012 was 12%, compared to 10% for the same period in 2011. The overall increase of two percentage points in gross profit margin is primarily due to lower sales volume.

Shipping and handling expenses were $40,390 for the nine months period ending September 30, 2012, and $246,872 for the same period in the prior year. The decrease of $206,482 or 84% was due primarily to the temporary cessation of activity during the nine months ended September 30, 2012. Selling and Marketing expenses decreased $1,594,799 or 86% from $1,855,373 for the nine months ended September 30, 2011 to $260,574 in the same period in 2012. The decrease was attributable to management’s decision to restrain marketing spending pending resolution of our capital constraints. General and Administrative costs were $3,526,372 for the first nine months of 2012 and $1,564,355 for the first nine months of 2011. The increase of $1,962,017 or 125% was due to an increase in stock compensation expenses related to the Fuselier Agreement’s nonrecurring restructuring expenses.

The Company evaluates intangible assets for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred using a two-step process. The first step of the impairment test, used to identify potential impairment, compares the estimated undiscounted cash flow attributable to the intangible with the related carrying amount. If the estimated undiscounted cash flows attributable to the intangibles exceed its carrying amount, the intangible is not considered to be impaired and the second step is unnecessary. If the carrying amount of the intangibles exceeds the estimated undiscounted cash flows, the Company performs the second step of the impairment test to determine the amount of the impairment loss. The second step of the impairment test involves comparing the implied fair value of the intangibles with its carrying amount to measure the amount of impairment loss, if any.

During the quarter ended September 30, 2012, the Company determined that a triggering event occurred and performed an interim impairment analysis. The interim impairment analysis resulted in an impairment of $845,000 for the third quarter of 2012. The Company’s interim tests use a discounted cash flow model derived from internal budgets to estimate fair values for the impairment testing. Factors that could change the result of our impairment test include, but are not limited to, different assumptions used to forecast future net sales, expenses, capital expenditures and resources, and liquidity and working capital requirements used in our cash flow models. In addition, selection of a risk-adjusted discount rate on the estimated undiscounted cash flow is susceptible to future changes in market conditions, and when unfavorable, can adversely affect our original estimates of fair value. The Company’s key assumptions used in its interim impairment analysis included the following: a discount rate of 14% based on the estimated weighted average cost of capital from the market participant point of view; royalty rate of 4.5%; an average perpetual growth rate of 66% for six years and a tax rate of 38%. An increase in the discount rate of 1% or a 1% deterioration of the perpetual revenue growth rate would increase the impairment loss by approximately $2,000 or $1,000, respectively. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. For the nine months ended September 30, 2012, the impairment of the Company’s brand value mainly resulted from the decline in its projected revenues and operating results and cash flows. However, the Company believes that the remaining amount recorded represents the current fair value of its intangible assets if they were to be sold to a market participant.  In conjunction with preparing the revised forecasts, the Company reevaluated the remaining estimated useful lives of the long-lived intangibles and concluded there is no change in its estimated remaining useful lives.

Total other income for the nine month periods ended September 30, 2012 and 2011 was $222,680 and $21,984, respectively. The change of $200,696 or 913% was due primarily to the change of fair values related to derivative liability, amortization of debt discount and gain on extinguishment of debt. Total other (expense) for the three month periods ended September 30, 2012 and 2011 was $(121,196) and $(66,076), respectively. The increase of $55,120 or 83% was due primarily to the change in fair value of derivative liabilities and amortization of debt.

During the nine months ended September 30, 2012, the Company sold NSI and recorded a gain on disposal of discontinued operations of $758,490. The Company did not have discontinued operations for the nine months ended September 30, 2011.

There is no income tax benefit recorded for any of the periods because any potential benefit of the income tax net operating loss carry forwards has been equally offset by an increase in the valuation allowance on the deferred income tax asset.

Liquidity and Capital Resources

As of September 30, 2012, we had $ 578,422 in current assets of which $132,257, or 23%, was cash and receivables. Inventories were $70,966 at September 30, 2012, a decrease of $92,743 over the December 31, 2011 balance of $163,709. The decrease in inventories was primarily due to the efforts to convert the maximum possible inventory to cash. Total current liabilities at September 30, 2012 totaled $3,743,965 of which $907,606, or 24%, represented trade and operating payables. This represents a ratio of current assets to current liabilities of .15 to 1 at September 30, 2012.

At September 30, 2012, we had a net working capital deficiency of $3,165,543. Our need for cash during the nine months ended September 30, 2012 was primarily funded through the issuance of, exercise of warrants and borrowings (including borrowings from related parties) totaling approximately $729,000.

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

On July 14, 2011, July 28, 2011 and July 29, 2011 the Company issued Original Issue Discount Notes to three lenders receiving amounts of $75,000 from a principal shareholder, $50,000 and $25,000 respectively from other investors. These notes were to mature on January 14, 2012 at $170,458 and were secured by all of the Company assets, subject to subordinations of certain assets to present and future factoring facilities, of which $85,227 was due to a principal shareholder. On August 24, 2011 these notes were converted into the recast notes as described below.

On August 24, 2011, the Company recasted $606,381 (principal plus accrued interest) in existing secured loans with six parties (entered into between June and July 2011), one was a director of the Company for $120,517, another is an executive officer and director of the Company for $30,100 and another is a principal shareholder for $298,227, in exchange for 10% Secured Convertible Subordinated Notes (“Secured Notes”) and shares of common stock. Each Secured Note is collateralized by all of the Company’s assets and is convertible into common stock at a conversion price of $0.05 per share. Additionally, such lenders were granted an additional 5 shares of our common stock for each $1.00 of interest and principal due them. We determined that the conversion of the secured notes into the secured recast notes was more than the carrying value of the obligation on the date of the conversion and recorded a loss on extinguishment of debt of $144,392 for the year ended December 31, 2011.

Between September 13 and 16, 2011, the Company borrowed $250,000 from two investors, one of whom is a principal shareholder, for $125,000 and refinanced an existing unsecured loan with one officer in the amount of $30,100. The Company issued to these investors the same 10% Secured Convertible Subordinated Notes as issued to the lenders reported in the above paragraph. Additionally, such investors received an additional 5 shares of our common stock for each $1.00 invested totaling 1,450,000 common shares (625,000 included in shares issuable). The fair value of the common shares on the date of issuance of $31,250 was recorded as a debt discount which will be amortized over the term of the notes.

On September 20, 2011 the Company entered into Secured Purchase Order Financing agreements with certain suppliers for additional trade credit to produce and ship approximately $750,000 orders to Company customers. The agreements were secured by certain future sales and inventory provided by the suppliers. The agreement provided for the repayment of $307,563 of outstanding accounts payable at September 30, 2011 and $ 443,000 in additional trade credit by the Company. The Company further agreed to segregate all cash proceeds from specific sales to certain customers (the “Customers”) to enable the Company to pay the suppliers. The Company entered into an Escrow Agreement with the Suppliers and an escrow agent for the purpose of establishing a segregated account controlled by an independent escrow agent to disburse the cash proceeds from such Customer accounts directly to each Supplier based upon a predetermine percentage. In connection with this facility, the Company also received consent from Secured Note holders to consent to (a) the Company entering into an escrow agreement with the escrow agent and the Suppliers for the benefit of each Supplier, and (b) consent to the Company’s segregation of proceeds from customer accounts receivable to the escrow account and waive each such Secured Note holder’s security interest in and lien on all cash proceeds in the escrow account so long as the escrow agreement and the escrow account remains in place. As of September 30, 2012 the Company’s accounts payable to those suppliers was $82,893 of which none represented Purchase Order Financing.

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

On December 23, 2011 the Company received the required consent to:

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

Between February 15, 2012 and March 2, 2012, the Company received proceeds of $250,000 from four investors in exchange for 8% 18 month Unsecured Convertible Notes (“Unsecured Note”), which Notes were coupled with warrants. Each Unsecured Note is convertible thirteen months after their respective issuance dates into common stock at a conversion price equal to the greater of (i) the Variable Conversion Price of 50% of the Market Price and (ii) the Fixed Conversion Price of $0.01. The investors also received 25,000,000 5 year warrants at a strike price of $0.03 per share. In addition the investors received the right to invest in new notes on the same basis as provided. The Company has accounted for these share based provisions at fair value due to the variable conversion price will require the Company to issue additional shares and accordingly has recorded an additional liability to the notes of approximately $88,000 of which approximately $47,000 has been recorded as change in fair value for the nine months ended September 30, 2012. The Company will fair value these provisions at each reporting period until either settled or forfeited.

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

On May 16, 2012, the Company borrowed $20,000 from CCS Healthcare, a related party, in exchange for an 8% 18 month Unsecured Promissory Notes (“Unsecured Note”).

On May 31, 2012 the Company granted a financial advisor 700,000 restricted shares of common stock, per the agreement dated May 31, 2012.

On June 26, 2012, the Company reached an agreement with related party Fuselier Bridge Capital, LLC (owned by the Company’s CEO) to provide a secured working capital loan facility up to $300,000. The loan facility is secured by all Company assets including general intangibles (including trademarks, formulations, customer lists) and accounts receivables, fixed assets, inventory (all raw, work in progress and finished goods including labels) present and hereafter acquired. Each advance under the loan facility bears an interest rate of 1.5% per month and is due in full ten months after the issuance date. On June 26 and August 18, 2012, the Company borrowed $50,000 and $100,913, respectively under this loan facility and issued 1,666,666 and 3,363,767 warrants, respectively.

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

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures, including internal control over financial reporting, were not effective as of September 30, 2012 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with our Company have been detected.

Our management identified control deficiencies during 2009 that continued to exist in the three and nine months ended September 30, 2012 because we lacked adequate controls in place to properly evaluate and account for all the complex characteristics of the debt and equity transactions executed by our Company in accordance with U.S. generally accepted accounting principles. In addition, management concluded that there were not adequate controls in place to properly evaluate and account for stock-based awards issued by our Company in accordance with U.S. generally accepted accounting principles. These deficiencies are the result of the complexity of the individual debt and equity transactions entered into by our Company and the limited amount of personnel available to provide for the proper level of oversight needed in accounting for these transactions. Management has determined that these control deficiencies represent material weaknesses. In addition, we lacked sufficient staff to segregate accounting duties. Based on our review of our accounting controls and procedures, we believe this control deficiency resulted primarily because we have one person performing all accounting-related duties. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications. Management believes these are “material weaknesses.”

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

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our internal accounting controls and procedures and our disclosure controls and procedures for the three and nine months ended September 30, 2012, we performed transaction reviews and control activities in connection with reconciling and compiling our financial records for the nine months ended September 30, 2012. These reviews and procedures were undertaken in order to confirm that our financial statements for the three, six and nine months ended September 30, 2012 were prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

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

On July 11, 2011, the Company was served with a complaint from Bett-A-Way Traffic Systems, Inc. demanding payment of $90,928 in an accounts payable collection matter. The parties settled this matter on April 15, 2012 for a combination of stock and cash. The stock component has been paid and the cash component remains open.  At September 2012, the parties continue to discuss payment of the cash component. The remaining balance is included in accounts payable at September 30, 2012.

On January 12, 2012, Key Equipment filed a complaint demanding payment of $81,943 and on August 29, 2012 a Final Judgment was attained.   In November 2012, the parties agreed to a Stipulation of Settlement for $65,000 requiring an initial payment of $5,000 and subsequent monthly payments of $1,666 until fully retired.  To date, the Company has not begun the payments as required under the Stipulation. The equipment loan is included in short term debt and the balance is included in accrued expenses at September 30, 2012.

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

On July 17, 2012, former CEO Eric Skae served a notice of default on the Settlement and Mutual Release Agreement and the Consulting Agreement signed on February 15, 2012. Amounts owed under the Settlement and Mutual Release Agreement are included in the Notes Payable to related parties totaling $300,000.

On January 9, 2013, we received a complaint from Stephen Gould Corporation alleging that we were in breach of contract and sought $47,587 for such breach and are included in accrued expenses.  The Company’s counsel is reviewing the complaint.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2010, the Company agreed with certain vendors and converted their trade payable in the amount of $85,000 into 170,000 shares of our common stock.

On February 22, 2010, the Company closed a private placement of common stock and warrants with certain accredited investors. Pursuant to the private placement, the Company sold an aggregate of 1,988,889 (1,222,219 shares was issued in 2009) shares of common stock, plus warrants to purchase 1,057,727 (649,999 warrants was issued in 2009) shares of common stock at an exercise price of $0.55 per share, subject to adjustment. Gross proceeds from the private placement were approximately $895,000 ($550,000 was received in 2009).

In February 2010, the Company issued a side letter to investors in the private placements which had closed in December 2009 and February 2010 effectively amending the terms of the private placements to contain a price protection clause through April 30, 2010. The price protection clause required the Company to issue additional warrants to these investors, based upon a formula contained in the side letter, in the event that common stock was issued during the price protection period at an effective price less than the purchase price paid by such investors, subject to certain exceptions. This side letter resulted in the warrants being classified as derivative liability instruments.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

The Company was in negotiation with the estate of a former owner of Nutritional Specialties, Inc. (“NSI”) to settle payment for the outstanding notes payable. The value of these notes as of March 31, 2012 in the aggregate amount of $822,920 plus accrued interest of $102,876. As of March 31, 2012, the Company was in default and therefore this amount was reflected as currently due. On April 9, 2012, the Company completed the sales of NSI to Deep South Capital, LLC (“DSCL”). As part of the security purchase agreement, DSCL assumed this obligation and indemnified the Company for the note payable with a current balance of $822,920 from the estate of a former owner of Nutritional Specialties, Inc.

ITEM 5 - OTHER INFORMATION

Item 1.01 Entry into a Material Definitive Agreement.

ITEM 6 - EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW LEAF BRANDS, INC.

Date: June 27 , 2013	By:	/s/ David Fuselier
David N. Fuselier
Chairman of the Board, President, and
Chief Executive Officer

Date: June 27, 2013	By:	/s/ David Fuselier
David N. Fuselier
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)